Form 10-Q
period 2017-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2017-06-12
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001‑38090

SOLARIS OILFIELD INFRASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑5223109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9811 Katy Freeway, Suite 900 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

(281) 501‑3070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

*We completed our initial public offering on May 17, 2017 and, accordingly, have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

As of June 9, 2017, the registrant had 10,748,676 shares of Class A common stock and 32,365,823 shares of Class B common stock outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well service technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our proppant systems;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation; and
•	other factors discussed in this report.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” included in our final prospectus dated May 11, 2017, as filed with the SEC on May 15, 2017 (the “Final Prospectus”) and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In whole dollars)

(Unaudited)

March 31, 2017
Assets
Current Assets:
Receivable from affiliate	$10
Total current assets	10
Total assets	$10
Liabilities and Stockholder’s Equity
Total liabilities	$—
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued, and outstanding	10
Total stockholder’s equity	10
Total liabilities and stockholder’s equity	$10

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Balance Sheet

(In whole dollars)

1.     Organization and Background of Business

Solaris Oilfield Infrastructure, Inc. (“Solaris”), was incorporated on February 2, 2017 as a Delaware corporation.

Solaris was formed for the purpose of completing an initial public offering of equity (the “IPO” or the “Offering”) and related transactions in order to carry on the business of Solaris Oilfield Infrastructure, LLC and subsidiaries (“Solaris LLC” or the “Company”). As of May 11, 2017, in connection with the IPO, Solaris became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business.

As described in more detail in Note 4, on May 17, 2017, Solaris completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions).  After deducting underwriting discounts and commissions and offering expenses payable by Solaris, Solaris received net proceeds of approximately $113.9 million. Solaris contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC Units.

Solaris is a holding company and our principal asset is a membership interest in Solaris LLC.  As the managing member of Solaris LLC, Solaris operates and controls all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conducts its business.  As a result, beginning in the second quarter of 2017, Solaris will consolidate the financial results of Solaris LLC and report non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris, which will reduce net income attributable to Solaris’ Class A stockholders.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate Statements of Operations, Changes in Stockholder’s Equity and of Cash Flows have not been presented because Solaris had no business transactions or activities as of or for the three months ended March 31, 2017, except for the initial capitalization of Solaris which was funded by an affiliate. In this regard, general and administrative costs associated with the formation and daily management of the Company have been determined by Solaris to be insignificant. The interim condensed consolidated balance sheets should be read in conjunction with Solaris’ final prospectus related to the IPO dated May 11, 2017 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on May 15, 2017, (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Estimates

The preparation of the balance sheet, in accordance with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Solaris is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. Solaris recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which Solaris operates for the year in which those temporary differences are expected to be recovered or settled. Solaris recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if Solaris believes it more-likely-than-not such net deferred tax assets will not be realized. As of March 31, 2017, there are no income tax related balances reflected in our balance sheet. Solaris LLC continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.

3.     Stockholder’s Equity

As of March 31, 2017, Solaris has authorized share capital of 1,000 common shares with $0.01 par value per share, 1,000 shares of which were issued and acquired by an affiliate for consideration of $10 note receivable from that affiliate. Each share has one voting right.

4.     Subsequent Events

On May 17, 2017, Solaris closed the Offering of 10,100,000 shares of Class A common stock, at a price to the public of $12.00 per share ($11.28 per share net of underwriting discounts and commissions), resulting in gross proceeds of $121.2 million, or net proceeds of $113.9 million after deducting underwriting discounts and commissions pursuant to the Prospectus.

Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Refer also to the Notes to the Condensed Consolidated Financial Statements of Solaris LLC for additional details regarding the uses of the IPO proceeds.

Effective May 17, 2017, both the Board of Directors of Solaris (the “Board”) and the holder of all Solaris then-outstanding equity interests adopted the Long-Term Incentive Plan (“LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris’ Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.

In addition, Solaris entered into a Tax Receivable Agreement with the existing members of Solaris LLC (collectively, the “Existing Owners”) and permitted transferees (each such person, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Solaris’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to future exchanges of such TRA Holder’s Solaris LLC Units and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

SOLARIS OILFIELD INFRASTRUCTURE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$1,778	$3,568
Accounts receivable, net	5,521	4,510
Prepaid expenses and other current assets	2,913	403
Inventories	1,816	1,365
Total current assets	12,028	9,846
Property, plant and equipment, net	60,957	54,350
Goodwill	13,004	13,004
Intangible assets, net	42	36
Other assets	1,057	—
Total assets	$87,088	$77,236
Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$2,163	$705
Accrued liabilities	2,551	2,144
Current portion of capital lease obligations	26	26
Current portion of notes payable	212	169
Current portion of senior secured credit facility	125	31
Total current liabilities	5,077	3,075
Capital lease obligations, net of current portion	206	213
Notes payable, net of current portion	354	282
Senior secured credit facility, net of current portion	2,239	2,320
Total liabilities	7,876	5,890
Commitments and contingencies (Note 11)
Members’ equity
Members’ equity	72,351	69,267
Accumulated earnings	6,861	2,079
Total members’ equity	79,212	71,346
Total liabilities and members’ equity	$87,088	$77,236

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Proppant system rental	$8,401	$2,504
Proppant system services	1,923	640
Total revenue	10,324	3,144
Operating costs and expenses
Cost of proppant system rental (excluding $1,029 and $760 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	350	337
Cost of proppant system services (excluding $63 and $34 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	2,074	765
Depreciation and amortization	1,164	869
Salaries, benefits and payroll taxes	1,008	747
Selling, general and administrative (excluding $72 and $75 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	877	552
Total operating cost and expenses	5,473	3,270
Operating income (loss)	4,851	(126)
Interest expense	(22)	(8)
Other income (expense)	(25)	12
Total other income (expense)	(47)	4
Income (loss) before income tax expense	4,804	(122)
Income tax expense	22	5
Net income (loss)	$4,782	$(127)

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In thousands)

(Unaudited)

			Total
	Members’	Accumulated	Members’
	Equity	Earnings	Equity
Balance at December 31, 2016	$69,267	$2,079	$71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units	29	—	29
Accrued interest related to notes receivables that were exchanged for membership units	(29)	—	(29)
Unit-based compensation expense	32	—	32
Proceeds from pay down of promissory note related to membership units	3,052	—	3,052
Net income	—	4,782	4,782
Balance at March 31, 2017	$72,351	$6,861	$79,212

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,782	$(127)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,164	869
Loss on disposal of asset	25	—
Unit-based compensation	32	36
Amortization of debt issuance costs	12	—
Changes in assets and liabilities:
Accounts receivable	(1,011)	(519)
Prepaid expenses and other assets	(3,567)	252
Inventories	(451)	86
Accounts payable	1,458	(463)
Accrued liabilities	397	(1,333)
Net cash provided by (used in) operating activities	2,841	(1,199)
Cash flows from investing activities:
Investment in property, plant and equipment	(7,618)	(2,318)
Proceeds from disposal of asset	8	—
Investment in intangible assets	(6)	—
Net cash used in investing activities	(7,616)	(2,318)
Cash flows from financing activities:
Payments under capital leases	(7)	(6)
Payments under notes payable	(60)	(15)
Proceeds from pay down of promissory note related to membership units	3,052	—
Net cash provided by (used in) financing activities	2,985	(21)
Net decrease in cash	(1,790)	(3,538)
Cash at beginning of period	3,568	6,923
Cash at end of period	$1,778	$3,385
Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	156	167
Financing:
Notes payable issued for property, plant and equipment	186	—
Accrued interest from notes receivable issued for membership units	57	70
Cash paid for:
Interest	34	8

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

1.    Organization and Background of Business

Solaris Oilfield Infrastructure, LLC (“Solaris LLC” or the “Company”), was formed in July 2014.

Solaris LLC, based in Houston, Texas, manufactures and provides patented proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. The systems are designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics.

Solaris LLC has deployed its systems in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale and the SCOOP/STACK Formation.

In connection with Solaris Oilfield Infrastructure, Inc.’s (“Solaris”) initial public offering (the “IPO” or the “Offering”) in May 2017, Solaris became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and will consolidate the financial results of Solaris LLC and its subsidiaries.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Solaris LLC have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the prospectus filed by Solaris with the SEC on May 15, 2017 in accordance with Rule 424(b) of the Securities Exchange Act of 1933.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its wholly owned subsidiaries, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel, LLC and Solaris Oilfield Infrastructure Personnel, LLC (collectively, the “Subsidiaries”). All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these consolidated financial statements include, but are not limited to, depreciation associated with property, plant and equipment and related impairment considerations of those assets, and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

Initial Public Offering

On May 17, 2017, Solaris completed the Offering of 10,100,000 shares of Solaris’ Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions and offering expenses payable by Solaris, Solaris received net proceeds of approximately $113.9 million. Solaris contributed all of the net proceeds of the IPO received to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay borrowings under its credit facility of $5.5 million, (ii) to pay approximately $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to existing owners as part of the corporate reorganization undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding its 2017 capital program. Refer also to Note 13.

Cash

For the purposes of the statements of cash flows, the Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Solaris LLC has not incurred losses related to these deposits.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016, Solaris LLC had $131 of allowance for doubtful accounts which was subsequently deemed uncollectible. The allowance for doubtful accounts of $131 and the related accounts receivable balance were fully extinguished in the first quarter of 2017. Allowance for doubtful accounts is zero as of March 31, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost, adjusted each quarter to measure inventory at the lower of cost or net realizable value, where net realizable value approximates estimated selling prices in the ordinary course of business. Adjustments that reduce the average cost will be recognized as impairments in the Statements of Operations. There were no impairments recorded for the three months ended March 31, 2017 and 2016.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Proppant systems and related equipment	Up to 15 years
Machinery and equipment	2-10 years
Furniture and fixtures	5 years
Computer equipment	3 years
Vehicles	5 years
Buildings	15 years

Systems that are in the process of being manufactured are considered property, plant and equipment. However, the systems in process do not depreciate until they are fully completed. Systems in process are a culmination of material, labor and overhead.

Expenditures for maintenance and repairs are charged against income as incurred. Betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company has vehicles that are pledged against the respective notes payables for those vehicles. As of March 31, 2017 and December 31, 2016, the cost of vehicles pledged was $1.1 million and $0.9 million, respectively.

Definite-lived Intangible Assets

As of March 31, 2017 and December 31, 2016, Solaris LLC reported $42 and $36, respectively, of costs that were capitalized as definite-lived intangible assets. These intangible assets are related to patents that were filed for its systems. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is fifteen years based on estimates the Company believes are reasonable.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed by Solaris LLC. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three months ended March 31, 2017 and 2016.

Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. The first step in the goodwill impairment test is to compare the fair value of the business to the carrying amount of net assets, including goodwill, of the respective reporting unit. If the carrying amount of the business exceeds its fair value, step two in the goodwill impairment test requires goodwill to be written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three months ended March 31, 2017 and 2016.

Revenue Recognition

The Company currently generates revenue primarily through the rental of its systems and related services, including transportation of its systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of the Company’s systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The majority of the related services are priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific contractual requirements and activity levels of the customer.

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability is reasonably assured. Revenue is recognized as services are performed.

Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Unit-based Compensation

Solaris LLC previously sponsored a unit-based management compensation program called the 2015 Membership Unit Option Plan (the “Plan”). Solaris LLC accounted for the units under the Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option-pricing model. Solaris LLC recognized compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

In connection with the Offering, the options granted under the Plan were converted into options under the Solaris Long-Term Incentive Plan (the “LTIP”). Refer also to Note 9.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statement of operations. For the three months ended March 31, 2017 and 2016, research and development costs were $82 and $172, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair Value Measurements

The Company’s financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Income Taxes

Solaris LLC has not historically paid federal income tax on its taxable income. Instead, the Solaris LLC members were liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

The Company’s revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, Solaris LLC has recorded a liability for state and local taxes that management believes is adequate as for activities through March 31, 2017.

The Company is subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas margin tax was approximately $22 and $5 for the three months ended March 31, 2017 and 2016, respectively.

In connection with the Offering, the Company entered into a Tax Receivable Agreement with existing members of Solaris LLC. Also Solaris will be subject to U.S. federal, state and local income taxes. Refer also to Note 13.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2017 and December 31, 2016, there were no environmental matters deemed probable.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017‑05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017‑05"). ASU 2017‑05 clarifies the scope of Subtopic 610‑20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610‑20 was issued in May 2014 as part of ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017‑05 clarify that a financial asset is within the scope of Subtopic 610‑20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610‑20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017‑05 are effective at the same time as the amendments in ASU 2014‑09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017‑05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017‑04”). ASU 2017‑04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unity with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017‑04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of the current and deferred income tax consequences of intercompany asset transfers other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016‑15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016‑15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard will be effective during the first quarter ending March 31, 2018. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016‑09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016‑09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016‑09 in the first quarter of 2017 which did not have a material impact on the consolidated financial statements.

ASU 2016-09 requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows.  Previously, these amounts would have been recognized in additional paid in capital and presented as a financing activity on the statement of cash flows.  No net excess tax benefits were recognized as a reduction of income taxes for the three months ended March 31, 2017 and 2016.

The Company has elected to prospectively account for forfeitures as they occur per ASU 2016-09, contrary to previously estimating the expected forfeitures.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows.  Previously, these cash flows would have been included in operating activities.  The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the consolidated statement of cash flows for the three months ended March 31, 2017 and 2016.

On February 25, 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during the first quarter ending March 31, 2019. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Inventory was previously required to be measured at the lower of cost or market, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2015‑11 in the first quarter of 2017 which did not have a material impact on the consolidated financial statements.

On August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205‑40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014‑15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU No. 2014‑15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years ending after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2014‑15 in the first quarter of 2017, with did not impact the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The objective of ASU 2014‑19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014‑09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract;(3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The

Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements which includes analyzing our revenue contracts and evaluating our disclosures. The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid purchase orders	$2,634	$126
Prepaid insurance	19	69
Prepaid operating expenses	213	114
Other receivables	47	94
Prepaid expenses and other current assets	$2,913	$403

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Proppant systems and related equipment	$57,730	$51,899
Machinery and equipment	3,941	3,916
Furniture and fixtures	7	7
Computer equipment	972	829
Vehicles	1,742	1,235
Buildings	3,008	3,008
Proppant systems in process	2,661	1,252
Land	578	578
Property, plant and equipment, gross	70,639	62,724
Less: accumulated depreciation	(9,682)	(8,374)
Property, plant and equipment, net	$60,957	$54,350

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1,164 and $869 , respectively, of which $1,029 and $760 is attributable to cost of proppant system rental, $63 and $34 is attributable to cost of proppant system services, and $72 and $75 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $156 and $167 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended as of March 31, 2017 and 2016, respectively.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2017	2016
Employee related expenses	$931	$1,237
Accrued real estate taxes	173	440
Accrued excise, franchise and sales taxes	207	83
Accrued other	1,240	384
Accrued liabilities	$2,551	$2,144

6.    Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 28, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%.

Future principal minimum payments under the capital lease are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$26
2018	33
2019	33
2020	33
2021	33
Thereafter	107
Total payments	265
Less: amount representing imputed interest at 3.25%	(33)
Present value of payments	232
Less: current portion	(26)
Capital lease obligation, net of current portion	$206

7.    Notes Payable

Solaris LLC has, on occasion, financed its annual insurance policies and certain vehicles.

Notes payable was comprised of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Notes payable to insurance finance company. Monthly installments of $11 including interest rate of 4.4%, with final payment due in January 2017	$—	$11
Notes payable to vehicle companies. Monthly installments range from $0.2 to $0.7 including interest rates ranging from 0% to 6.6%, maturing at various dates through August 2020, and secured by vehicles	566	440
Total notes payable	566	451
Less: current maturities	(212)	(169)
Notes payable, net of current portion	$354	$282

The notes payable related to vehicle financings were repaid in full in May 2017.

8.    Senior Secured Credit Facility

On December 1, 2016, Solaris LLC entered into a credit agreement (the “Credit Agreement”) by and among Solaris LLC, the lenders party thereto from time to time and Woodforest National Bank, as administrative agent (the “Administrative Agent”), providing for $11.0 million aggregate principal amount of senior secured credit facilities (the “Credit Facility”). The Credit Facility initially consisted of (i) up to $10.0 million aggregate principal amount of advance term loan commitments (the “Advance Loan Facility”) available for borrowing until December 1, 2017 and (ii) up to $1.0 million aggregate principal amount of revolving credit commitments (the “Revolving Facility”) available for borrowing until December 1, 2018. As of March 31, 2017, the borrowing base certificate delivered by Solaris LLC under the Revolving  Facility reflected a borrowing base as of such date of $1.0 million.

As of March 31, 2017, Solaris LLC had $1.0 million outstanding under the Revolving Facility and $1.5 million under the Advance Loan Facility, of which $0.1 million was current. The Company borrowed an additional $3.0 million under the Advance Loan Facility in April 2017. Proceeds from the Offering were used to fully repay the $5.5 million outstanding under the Credit Facility in May 2017. Interest expense for the three months ended March 31, 2017 bore interest at a weighted average interest rate of 5.33%.

On May 17, 2017, in connection with the Offering, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Facility. The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Revolving Facility from $1.0 million to $20.0 million, (ii) decrease the Advance Loan Facility from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which accordion may be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default shall have occurred and be continuing and provided that no lender has any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permits extensions of credit up to the lesser of $20.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent may, at its discretion, require a desktop appraisal on equipment every six months).

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on the Company’s leverage ratio. The leverage ratio is defined in the Amended Credit Facility, as of any day, as the ratio of funded indebtedness, less a cash adjustment of the lesser of $10.0 million or fifty percent of unrestricted cash of the Company and its subsidiaries, to EBITDA, for the twelve months then ended (the “Leverage Ratio”). During the continuance of an event of default, overdue amounts under the Amended Credit Facility will bear interest at 5.00% plus the otherwise applicable interest rate.

The Revolving Facility initially had a scheduled maturity date of December 1, 2018 and the Advance Loan Facility initially had a scheduled maturity date of December 1, 2021. The First Amendment extended the scheduled maturity of the Revolving Facility and Advance Loan Facility to May 17, 2021.

The First Amendment modified the monthly commitment fee we pay on undrawn amounts of the Revolving Facility to a range from 0.1875% to 0.50% depending on the Company’s leverage ratio; provided, however that the Company will not be required to pay such commitment fee for any month when it has outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Company’s ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions.

The Credit Agreement initially required that the Company maintain, at all times, a ratio of total indebtedness to consolidated EBITDA of not more than 2.00 to 1.00 and a ratio of consolidated EBITDA to fixed charges of not less than 1.50 to 1.00, and the Company was in compliance with all such ratios as of March 31, 2017. The Amended Credit Facility requires that the Company maintain, at all times, a Leverage Ratio of not more than 2.50 to 1.00. The Amended Credit Facility also requires that the Company maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Additionally, the Company’s capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however that the Company is permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

9.    Equity

Unit-based compensation

In 2016 and 2017, there were no additional membership units issued by Solaris LLC under the Plan. At March 31, 2017 and December 31, 2016, there were 12,938 option units outstanding and 47,062 option units available for grant. On May 4, 2017, 366 options were forfeited.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service based awards (generally the vesting period of the award of four years). For the three months ended March 31, 2017 and 2016, the Company recognized $32 and $36 of stock-based compensation expense attributable to vested awards, respectively. At March 31, 2017 and December 31, 2016, there was $291 and $323 in unrecognized compensation costs.

Effective May 17, 2017, both the Board of Directors of Solaris (the “Board”) and the holder of all Solaris’ then-outstanding equity interests adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris’ Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.

In connection with the Offering, the options granted under the Plan were exchanged for options under the LTIP. A total of 591,261 options to purchase Class A Common Stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per share. Twenty-five percent (25%) of the options were considered vested upon the grant. An additional 25% of the options will be vested on July 24, 2017. The remaining options will vest on November 13, 2017. The vesting terms from the options under the LTIP are accelerated from the previous vesting terms under the Plan.

In addition, in connection with the Offering, a total of 648,676 shares of restricted stock were granted to certain employees, directors and consultants under the LTIP. 203,222 shares of the restricted stock were issued with a one-year vesting period and 445,454 shares of the restricted stock were issued with a three-year vesting period.

Notes receivable from unit-holders

Solaris LLC’s Limited Liability Company Agreement authorized Solaris LLC to issue membership units at a value of $100 per unit to Solaris LLC’s employees in exchange for a promissory note. The promissory notes are partial recourse, accrue interest at 6% per annum and mature through various dates during 2022. Principal and accrued interest are due and payable upon the earlier of employee termination or the maturity date of the note.

As of March 31, 2017, there were 19,508 units issued to non-executive officer employees and consultants under promissory notes. In 2016 and 2017, there were no additional units issued. In March 2017, certain employees paid off their applicable promissory notes of $2.7 million principal and approximately $315 of accrued interest in cash for previously assigned 27,368 units.

As of March 31, 2017 and December 31, 2016, the outstanding principal for the notes totaled $1,951 and $4,688 and accrued interest for the notes totaled $177 and $457, respectively. These notes are recorded in members’ equity as the notes were originally received in exchange for the issuance of membership units and are netted against the value of the respective units issued. On May 22, 2017, June 2, 2017 and June 5, 2017, certain employees paid off portions of their applicable promissory notes totaling $1,259 related to previously assigned 19,508 units.

10.  Concentrations

For the three months ended March 31, 2017, two customers accounted for 48% of Solaris LLC’s revenue. For the three months ended March 31, 2016, two customers accounted for 65% of Solaris LLC’s revenue. At March 31, 2017, three customers accounted for 48% of Solaris LLC’s accounts receivable. At March 31, 2016, three customers accounted for 79% of Solaris LLC’s accounts receivable.

For the three months ended March 31, 2017 and 2016, one supplier accounted for 10% and 19% of Solaris LLC’s total purchases, respectively. As of March 31, 2016, two suppliers accounted for 48% of Solaris LLC’s accounts payables. As of March 31, 2017, one suppliers accounted for 13% of Solaris LLC’s accounts payables.

11.  Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements.

Operating Leases

The Company leases equipment under operating leases which expire at various dates through February 2022.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$108
2018	142
2019	61
2020	20
2021 and thereafter	9
Total minimum lease payments	$340

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. At March 31, 2017 Solaris LLC had commitments of approximately $11.0 million.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters.  The total future guaranty is $2.7 million as of March 31. 2017.  Refer to Note 12 for additional information regarding related party transactions recognized.

12.  Related Party Transactions

On November 22, 2016, Solaris LLC entered into an administrative services arrangement ("Services Agreement") with Solaris Energy Management LLC (“SEM”), a company partially-owned by William A. Zartler, the Chairman of Solaris' Board, for the provision of certain personnel and administrative services at cost. The services provided by SEM, include, but are not limited to, executive management functions, accounting and bookkeeping and treasury. In addition, SEM provides office space, equipment and supplies to the Company under the administrative service agreement.

Contemporaneously with or prior to the completion of the IPO, certain employees of SEM became Solaris employees. Solaris may continue to utilize office space under the administrative service agreement or receive certain other administrative services from SEM. For the three months ended March 31, 2017, Solaris LLC paid $444 for these services of which $271 was included in salaries, benefits and payroll taxes, and $48 was included in selling, general and administrative expenses in the Consolidated Statement of Operations, and $125 was prepaid for such expenses. As of March 31, 2017, the Company reported a $39 balance of prepaid amounts under prepaid expenses and other current assets in the Consolidated Balance Sheets. There were no amounts paid or costs incurred during the three months ended March 31, 2016.

On May 17, 2017, in connection with the Offering, Solaris entered into an amendment to the Services Agreement (as amended, the “Amended Services Agreement”) with SEM and Solaris LLC. The Amended Services Agreement generally provides for the provision of the services described in the Services Agreement from SEM to Solaris and Solaris LLC.

The Company’s employees provided consulting and advisory services to Solaris Water Operations, LLC (“Solaris Water”), a company owned by William A. Zartler, the Chairman of Solaris' Board. The Company received $96 from Solaris Water for the provision of services provided during the three months ending March 31, 2016. The Company no longer provides services to Solaris Water. As of March 31, 2017, no amounts were due from Solaris Water.

For the three months ended March 31, 2017 and 2016, the Company incurred $38 and $8, respectively, of expenses related to travel services provided by Anejo Air Services, LLC (“Anejo”), an entity affiliated with Solaris Energy Capital, LLC (“Solaris Energy Capital”), a member of Solaris LLC”). These expenses were included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2017, no amounts were due to Anejo from the Company.

The Company incurred $3 of administrative expenses that were paid on behalf of the Company by Solaris Energy Capital for the three months ended March 31, 2017. The Company incurred $2 of administrative expenses that were paid on behalf of the Company by Solaris Energy Capital, net of amounts that were paid by the Company on behalf of Solaris Energy Capital for the three months ended March 31, 2016. As of March 31, 2017, Solaris Energy Capital was due $1 from the Company, and was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.

All related party transactions are immaterial and have not been shown separately on the face of the consolidated financial statements.

13.  Subsequent Events

On May 17, 2017, Solaris closed the Offering of 10,100,000 shares of Class A common stock, at a price to the public of $12.00 per share ($11.28 per share net of underwriting discounts and commissions), resulting in gross proceeds of $121.2 million, or net proceeds of $113.9 million after deducting underwriting discounts and commissions pursuant to our registration statement on Form S‑1 (SEC Registration No. 333‑216721), as amended through the time of its effectiveness, that Solaris filed with the SEC relating to the Offering.

Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay its existing balance of approximately $5.5 million under our credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to existing owners as part of the corporate reorganization being undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding our 2017 capital program.

On May 17, 2017, in connection with the Offering, the Company entered into a First Amendment to the Credit Agreement, dated as of December 1, 2016 (the “Amended Credit Facility”), by and among the Company, as borrower, each of the lenders party thereto and the Administrative Agent. Refer also to Note 8.

In connection with the Offering, the options granted under the Plan were exchanged for options under the LTIP. Effective May 17, 2017, both the Board and the holder of all of Solaris’ then-outstanding equity interests adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. Refer also to Note 9.

In addition, Solaris entered into a Tax Receivable Agreement with the existing members of Solaris LLC (collectively, the “Existing Owners”) and permitted transferees (each such person, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that it actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of the Solaris acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or future exchanges of such TRA Holder's Solaris LLC Units and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to Solaris Oilfield Infrastructure, LLC and its consolidated subsidiaries prior to the IPO completed by Solaris. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in the Prospectus filed by Solaris Oilfield Infrastructure, Inc. and in the other related Solaris Oilfield Infrastructure, Inc. filings with SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Our Predecessor and Solaris Inc.

Solaris Oilfield Infrastructure, Inc. (“Solaris”), was formed in February 2017. Solaris Oilfield Infrastructure, LLC (“Solaris LLC,” “Company,” “we,” “us,” or “our”) was formed in July 2014. In connection with Solaris’ initial public offering (the “IPO” or the “Offering”) in May 2017, Solaris became a holding company whose sole material asset consists of Solaris LLC Units. Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and will consolidate the financial results of Solaris LLC and its subsidiaries.

Overview

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, in addition to enhancing well site safety. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Services, Inc. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale and the SCOOP/STACK formation. Since commencing operations in April 2014, we have grown our fleet from two systems to 4 systems.

Our mobile proppant system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant truckloads simultaneously. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers.

Recent Trends and Outlook

Demand for our systems is predominantly influenced by the level of drilling and completion by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our systems is driven by demand for proppant, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, which have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop.

While overall drilling and completion activities have declined in North America from their highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in such activity in the third and fourth quarters of 2016 and first quarter of 2017 as hydrocarbon prices have recovered. Recently, there has been an increase in proppant demand as E&P companies have shifted toward:

•	drilling more and longer horizontal wells;
•	completing more hydraulic fracturing stages and utilizing more proppant per lateral foot;
•	utilizing multi-well pads; and
•	accelerating completion rates through “zipper fracs,” or the process of completing multiple adjacent wells simultaneously.

We believe that the demand for proppant will increase over the medium and long term as commodity prices rise from their recent lows, which will lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, recent agreements by OPEC and non-OPEC members to reduce their oil production quotas have also provided upward momentum for WTI prices, which have increased to $45.71 per Bbl as of June 9, 2017, up from a low of $26.21 per Bbl in February 2016.

While we do not currently anticipate any shortages in the supply of the proppant used in hydraulic fracturing operations, supplies of high-quality raw frac sand, the most prevalent proppant used, are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. Accordingly, transportation costs often represent a significant portion of our customer’s overall product cost, and transferring large quantities of proppant to the well site presents a number of challenges, including the cost and management of last mile logistics. Additionally, increased focus on cost control and increased HS&E regulation has created numerous operational challenges that cannot be solved with labor intensive proppant storage equipment, such as those that utilize individual containers for on-site proppant storage and handling.

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in ten of the last eleven quarters beginning in the first quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 41 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 2,627 in the three months ended March 31, 2017 from 1,104 in the three months ended March 31, 2016, an increase of approximately 138%. The number of systems in our fleet increased to an average of 31.3 during the three months ended March 31, 2017 from an average of 22.0 during the three months ended March 31, 2016, an increase of approximately 42%. In addition, the average number of systems deployed to customers increased to 29.2 in the three months ended March 31, 2017 from 12.1 in the three months ended March 31, 2016, an increase of approximately 141%.

How We Generate Revenue

We currently generate revenue primarily through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically rent our systems on a monthly basis. In addition, from time-to-time, we have evaluated and completed individual system sales on a case-by-case basis.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant system rental (excluding depreciation and amortization);
•	Cost of proppant system services (excluding depreciation and amortization);
•	Depreciation and amortization associated with the costs to build our systems;
•	Salaries, benefits and payroll taxes; and
•	Selling, general and administrative expenses.

Our cost of proppant system rental (excluding depreciation and amortization) consists primarily of the costs of maintaining our equipment, as well as insurance and property taxes related to our equipment.

Our cost of proppant system services (excluding depreciation and amortization) consists primarily of direct labor costs, and related travel and lodging expenses, and system transportation costs. A large portion of our cost of proppant system services (excluding depreciation and amortization) are variable based on the number of systems deployed with customers.

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from two to fifteen years.

Our salaries, benefits and payroll taxes are comprised of the salaries and related benefits for several functional areas of our organization, including sales and commercial, research and development, manufacturing administrative, accounting and corporate administrative.

Our selling, general and administrative expenses are comprised primarily of office rent, marketing and third-party professional service providers.

How We Evaluate Our Operations

We use a variety of qualitative, operational and financial metrics to assess our performance. Among other measures, management considers revenue, revenue days, EBITDA and Adjusted EBITDA.

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of proppant systems we have deployed to customers from period to period.

Revenue Days

We view revenue days as an important indicator of our performance. We calculate revenue days as the combined number of days our systems earn revenue in a period. We assess our revenue days from period to period in relation to the number of proppant systems we have available in our fleet.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) unit-based compensation expense and (ii) certain non-cash charges and unusual or non-recurring charges.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Impacting Comparability of Our Financial Results

Our future results of operations may not be comparable to the historical results of operations of our accounting predecessor, Solaris LLC, for the periods presented, primarily for the reasons described below.

Corporate Reorganization

The historical consolidated financial statements included in this report are based on the financial statements of our accounting predecessor, Solaris LLC, prior to our corporate reorganization consummated in connection with the Offering. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Following the IPO and the transactions related thereto, Solaris became a holding company whose sole material asset consists of Solaris LLC Units. Solaris is the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and will consolidate the financial results of Solaris LLC and its subsidiaries.

In addition, we entered into a Tax Receivable Agreement with the existing members of Solaris LLC (collectively, the “Existing Owners”) and permitted transferees (each such person, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Solaris’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings.

Fleet Growth

We have experienced significant growth over the past two years. Since commencing operations in April 2014, we have grown our fleet from two systems to  systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to five as of June 11, 2017. Since the first quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in ten of the last eleven quarters. We have increased our system revenue days by more than 1,400% from the second quarter of 2014 to the first quarter of 2017, representing a 168% compound annual growth rate.

Public Company Expenses

Following the completion of Solaris’ IPO, we incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and incremental independent director compensation. These direct, incremental G&A expenses are not included in our historical results of operations.

Income Taxes

Solaris is a corporation and as a result, is subject to U.S. federal, state and local income taxes. Although Solaris LLC is subject to franchise tax in the State of Texas (at less than 1% of modified pre-tax earnings) it passes through its taxable income to its owners, including Solaris, for U.S. federal and other state and local income tax purposes and thus is not subject to U.S. federal income taxes or other state or local income taxes. Accordingly, the financial data attributable to Solaris LLC contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise tax in the State of Texas.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 (In thousands)

	Three Months Ended
	March 31,
	2017	2016	Change
Revenue
Proppant system rental	$8,401	$2,504	$5,897
Proppant system services	1,923	640	1,283

Total revenue	10,324	3,144	7,180
Operating expenses
Cost of proppant system rental (excluding $1,029 and $760 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	350	337	13
Cost of proppant system services (excluding $63 and $34 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	2,074	765	1,309
Depreciation and amortization	1,164	869	295
Salaries, benefits and payroll taxes	1,008	747	261
Selling, general and administrative (excluding $72 and $75 of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively, shown separately)	877	552	325
Total operating expenses	5,473	3,270	2,203
Operating income (loss)	4,851	(126)	4,977
Other income (expense)
Interest expense, net	(22)	(8)	(14)
Other income (expense)	(25)	12	(37)
Total other income (expense)	(47)	4	(51)
Income (loss) before income tax expense	4,804	(122)	4,926
Income tax expense	22	5	17
Net income (loss)	$4,782	$(127)	$4,909

Revenue

Proppant System Rental Revenue. Our proppant system rental revenue increased $5.9 million, or 236%, to $8.4 million for the three months ended March 31, 2017 compared to $2.5 million for the three months ended March 31, 2016. This increase was primarily due to a 138% increase in the number of revenue days, or 1,523 days, coupled with an increase in rental rates charged to customers due to increasing demand for our fleets systems.

Proppant System Services Revenue. Our proppant system services revenue increased $1.3 million, or 200%, to $1.9 million for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016. Proppant system services revenue from the provision of field technicians increased by $0.7 million, or157%, to $1.2 million for the three months ended March 31, 2017, as a result of the increase in revenue days as noted above. Proppant system services revenue from transportation services increased by $0.6 million, or 423%, to $0.7 million for the three months ended March 31, 2017, due to an increase in the amount of system transportation requests that we received from customers as a result of an increase in the number of systems deployed.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016 were $5.5 million and $3.3 million, respectively, which represented 53% and 104% of total revenue, respectively. Total operating expenses increased year-

over-year primarily as a result of an increase in the cost of proppant service which includes direct labor and related costs. Cost of proppant system service increased as a result of an increase in the number of field technicians and system transportation required to support the increased revenue days. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and the first quarter of 2017. Salaries, benefits and payroll taxes and selling, general and administrative expenses, increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant System Rental. Cost of proppant system rental remained relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, excluding depreciation and amortization expense. Cost of proppant system rental as a percentage of proppant system rental revenue was 4% and 13% for the three months ended March 31, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased 69% due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant system rental including depreciation and amortization expense increased $0.3 million, or 26%, to $1.4 million for the three months ended March 31, 2017 compared to $1.1 million for the three months ended March 31, 2016. This increase was primarily attributable to as an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant System Services. Cost of proppant system services increased $1.3 million, or 171%, to $2.1 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016. This increase was primarily due to an increase in labor and related costs of $0.6 million, or 129%, and travel and lodging costs of $0.1 million, or 118%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the three months ended March 31, 2017, coupled with an increase in third-party trucking services of $0.5 million, or 428% to transport incremental systems deployed to customers.

For the three months ended March 31, 2017, the cost of proppant system services as a percentage of proppant system services revenue decreased to 107% compared to 119% the three months ended March 31, 2016. Cost of proppant system services as a percentage of proppant system services revenue decreased for the three months ended March 31, 2017 as certain costs for our proppant system services were passed along to our customers due to increasing demand for our systems and a general improvement in market conditions.

Cost of proppant system services including depreciation and amortization expense increased $1.3 million, or 167%, to $2.1 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that were purchased to support our increased activity.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 46%, to $1.2 million for the three months ended March 31, 2017 compared to $0.9 million for the three months ended March 31, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $0.3 million, or 35%, to $1.0 million for the three months ended March 31, 2017 compared to $0.7 million for the three months ended March 31, 2016. The increase was primarily due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our fleets, and industry activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 59%, to $0.8 million for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016 due primarily to an increase of $0.3 million  in professional fees and employee recruiting fees.

Net Income (loss)

Net income increased $4.9 million to $4.8 million for the three months ended March 31, 2017 compared to a net loss of $0.1 million for the three months ended March 31, 2016, due to the change in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) unit-based compensation expense and (ii) certain non-cash charges and unusual or non-recurring charges.

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	March 31,
	2017	2016	Change
	(in thousands)
Net income (loss)	$4,782	$(127)	$4,909
Depreciation and amortization	1,164	869	295
Interest expense, net	22	8	14
Income taxes (1)	22	5	17
EBITDA	$5,990	$755	$5,235
Non-recurring organizational costs (2)	90	—	90
Unit-based compensation expense (3)	32	36	(4)
Adjusted EBITDA	$6,112	$791	$5,321

(1)	Income taxes include add-back for franchise tax.
(2)	Certain non-recurring organizational costs associated with Solaris’ IPO which are not considered to be offering costs.
(3)	Represents non-cash compensation costs related to employee options.

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $5.2 million to $6.0 million for the three months ended March 31, 2017 and Adjusted EBITDA increased $5.3 million to $6.1 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016. EBITDA and Adjusted EBITDA increased 693% and 673%, for the three months ended March 31, 2017compared to the three months ended March 31, 2016. The increases were primarily due to an increase in the number of revenue days.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations and borrowings under our Credit Facility (defined below). Our primary uses of capital have been capital expenditures to support organic growth and the acquisition of our manufacturing facility and intellectual property. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.

On May 17, 2017, Solaris completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions).  After deducting underwriting discounts and commissions and offering expenses payable by Solaris, Solaris received net proceeds of approximately $113.9 million. Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of approximately $5.5 million under our Credit Facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to Existing Owners as part of the corporate reorganization being undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding our 2017 capital program. Following the IPO, we intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations, proceeds from the IPO and borrowings under our Credit Facility. We currently estimate that our capital expenditures for 2017 will range from $40.0 million to $55.0 million, the majority of which we expect will be used to manufacture additional systems for our fleet. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow, proceeds from the IPO and available borrowings under our Credit Facility will be sufficient to fund our operations for at least the next twelve months.

As of March 31, 2017, cash totaled $1.8 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in) operating activities	$2,841	$(1,199)	$4,040
Net cash used in investing activities	(7,616)	(2,318)	(5,298)
Net cash provided by (used in) financing activities	2,985	(21)	3,006
Net change in cash	$(1,790)	$(3,538)	$1,748

Analysis of Cash Flow Changes for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Activities. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2017, compared to net cash used in operating activities of $1.2 million for the three months ended March 31, 2016. The increase of $4.0 million in operating cash flow was primarily attributable to an increase in net income of $4.9 million due to an increase in the number of revenue days, offset by a decrease of $3.4 million in prepaids and other assets as a result of advanced payment deposits relating to an increase in our manufacturing business and an increase in other working capital items of $2.2 million.

Investing Activities. Net cash used in investing activities was $7.6 million for the three months ended March 31, 2017, compared to $2.3 million for the three months ended March 31, 2016 due to an increase in the manufacturing rate of new proppant systems. For the three months ended March 31, 2017, $7.2 million of investing activities were capital expenditures related to manufacturing new proppant systems and $0.5 million of investing activities were capital expenditures related to the purchase of vehicles to support the service of our systems.  For the three months ended March 31, 2016, $1.2 million of investing activities were capital expenditures related to manufacturing new proppant systems, $0.6 million of investing activities were capital expenditures related to the purchase of machinery and equipment for our manufacturing facility and $0.5 million of investing activities were capital expenditures related to capital improvements in our manufacturing facility.

Financing Activities. Net cash provided by financing activities of $3.0 million for the three months ended March 31, 2017 was primarily related to $3.5 million in proceeds from members’ contributions. Minimal financing activities were incurred in  the three months ended March 31, 2016.

Debt Agreements

Senior Secured Credit Facility

On December 1, 2016, Solaris LLC entered into a credit agreement (the “Credit Agreement”) by and among Solaris LLC, the lenders party thereto from time to time and Woodforest National Bank, as administrative agent (the “Administrative Agent”), providing for $11.0 million aggregate principal amount of senior secured credit facilities (the “Credit Facility”). The Credit Facility initially consisted of (i) up to $10.0 million aggregate principal amount of advance term loan commitments (the “Advance Loan Facility”) available for borrowing until December 1, 2017 and (ii) up to $1.0 million aggregate principal amount of revolving credit commitments (the “Revolving Facility”) available for borrowing until December 1, 2018. As of March 31, 2017, the borrowing base certificate delivered by Solaris LLC under the Revolving Facility reflected a borrowing base as of such date of $1.0 million.

As of March 31, 2017, Solaris LLC had $1.0 million outstanding under the Revolving Facility and $1.5 million under the Advance Loan Facility, of which $0.1 was current. The Company borrowed an additional $3.0 million under the Advance Loan Facility in April 2017. Proceeds from the Offering were used to fully repay the $5.5 million outstanding under the Credit Facility in May 2017.  Interest expense for the three months ended March 31, 2017 bore interest at a weighted average interest rate of 5.33%.

On May 17, 2017, in connection with the Offering, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Facility”). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Revolving Facility from $1.0 million to $20.0 million, (ii) decrease the Advance Loan Facility from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which accordion may be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default shall have occurred and be continuing and provided that no lender has any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permits extensions of credit up to the lesser of $20.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent may, at its discretion, require a desktop appraisal on equipment every six months).

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on the Company’s leverage ratio. During the continuance of an event of default, overdue amounts under the Amended Credit Facility will bear interest at 5.00% plus the otherwise applicable interest rate. The Revolving Facility initially had a scheduled maturity date of December 1, 2018 and the Advance Loan Facility initially had a scheduled maturity date of December 1, 2021. The First Amendment extended the scheduled maturity of the Revolving Facility and Advance Loan Facility to May 17, 2021.

The First Amendment modified the monthly commitment fee we pay on undrawn amounts of the Revolving Facility to a range from 0.1875% to 0.50% depending on the Company’s leverage ratio; provided, however that the Company will not be required to pay such commitment fee for any month when it has outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility. The leverage ratio is defined in the Amended Credit Facility, as of any day, as the ratio of indebtedness, less a cash adjustment of the lesser of $10.0 million or fifty percent of unrestricted cash of the Company, to EBITDA, for the twelve months then ended.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Company’s ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions.

The Credit Agreement initially required that the Company maintain, at all times, a ratio of total indebtedness to consolidated EBITDA of not more than 2.00 to 1.00 and a ratio of consolidated EBITDA to fixed charges of not less than 1.50 to 1.00, and the Company was in compliance with all such ratios as of March 31, 2017.  The Amended Credit Facility requires that the Company maintain, at all times, a ratio of net funded indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, provided that net funded indebtedness is subject to a cash adjustment with respect to any unrestricted cash and cash equivalents of the Borrower and its subsidiaries in an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. The Amended Credit Facility also requires that the Company maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Additionally, the Company’s capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however that the Company is permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

Tax Receivable Agreement

With respect to obligations we expect Solaris to incur under the Tax Receivable Agreement (except in cases where Solaris elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or we have available cash but fail to make payments when due), generally Solaris may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our combined financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenue Recognition

We currently generate revenue primarily through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer.

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability is reasonably assured. Revenue is recognized as services are performed.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned, but not yet billed less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. We consider accounts outstanding longer than the payment terms past due. We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. However, it is reasonably possible that the estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of March 31, 2017 we had no allowance for doubtful accounts.

Inventories

Inventories consists of materials used in the manufacturing of the proppant systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost and issued at weighted average cost when consumed.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets. Systems that are in the process of being manufactured are considered property, plant and equipment. However, the systems in process do not depreciate until they are fully completed. Systems in process are a culmination of material, labor and overhead.

The costs of ordinary repairs and maintenance are charged to expense as incurred, while significant enhancements, including upgrades or overhauls, are capitalized. These enhancements include upgrades to various components of the system and to equipment at our manufacturing facility that will either extend the life or improve the utility and efficiency of the systems, plant and equipment. These enhancements include:

•

Generation two to three control system upgrades that allow for customization and automation of system controls. This improves the operational capabilities of our systems by allowing automated shutdown logic and a wide range of customer driven customizations. These include seamless integrated controls on various configuration of our systems (three, six or twelve silo configuration), as well as proppant and admixture blending capabilities. This upgrade is added to and depreciated over the remaining life of the system.

•

The PropViewTM inventory management system enables our customers to track inventory levels in, and delivery rates from, each silo in a system. This upgrade improves our customers’ operational efficiencies and reduces operating and supply chain costs by allowing the customer to better manage proppant inventory levels both onsite and remotely. This upgrade is added to and depreciated over the remaining life of the system.

•

Interchangeable discharge heads for the conveyor belt that serves the various needs of our customers. This upgrade allows us to better meet the needs of our customers by fitting to a wide range of blender configurations at the well site. This is depreciated over a 15‑year life.

•

Plant improvements include upgrades to overhead cranes and the addition of new column bays and trunions that improve the manufacturing flow, as well as improvements in the paint booths. These improvements increase productivity by reducing labor hours, while improving safety. These upgrades are depreciated over their useful lives (range of 2‑10 years).

The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs benefit future periods, relative to our capitalization policy. Costs that increase the value or materially extend the life of the asset are capitalized and depreciated over the remaining useful life of the asset. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Impairment of Long-Lived and Other Intangible Assets

Long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that are subject to change. There was no impairment as of March 31, 2017 and 2016.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. There was no impairment for the three months ended  March 31, 2017 and 2016.

Unit-Based Awards

We follow the fair value recognition provisions in accordance with GAAP. Under the fair value recognition provisions, unit-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. Since we have not historically been publicly traded we do not have a listed price with which to calculate fair value. We have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the appropriate risk-free rate of return.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Accounting Pronouncements” to our consolidated financial statements as of March 31, 2017, for a discussion of recent accounting pronouncements.

Under the JOBS Act, we expect that we will meet the definition of an “emerging growth company,” which would allow us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, however we plan to elect to opt out of such exemption (this election is irrevocable).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements, except for operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Commodity Price Risk

The market for our services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Facility. We do not currently have any borrowings under our Credit Facility.

Credit Risk

The majority of our accounts receivables have payment terms of 60 days or less. As of March 31, 2017, three customers accounted for 25%, 12% and 11% of Solaris LLC’s total accounts receivable. As of December 31, 2016, one customer accounted for 23% of Solaris LLC’s total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the IPO, we adopted certain corporate governance policies in order to strengthen our corporate governance and comply with the requirements of the New York Stock Exchange.  These changes included the appointment of five independent members of the Solaris Board of Directors, the establishment of Corporate Governance Guidelines, the adoption of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters and the adoption of a Code of Business Conduct and Ethics.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, we are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Risk Factors, included in our  prospectus dated May 11, 2017 and filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 15, 2017, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the IPO, (a) all of the membership interests in Solaris LLC held by its pre-IPO existing members, including those owned by certain investment funds managed by Yorktown Partners LLC, certain of Solaris’ officers and directors and the other current members of Solaris LLC, including Loadcraft Site Services LLC (collectively, the “Existing Owners”), were converted into (i) a single class of units in Solaris LLC, referred to as “Solaris LLC Units,” representing in the aggregate 32,365,823 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Class B common stock described in clauses (c) and (d) below, (b) Solaris issued and contributed 32,365,823 shares of its Class B common stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A common stock issued in the IPO (assuming no exercise of the underwriters’ option to purchase additional shares), (c) Solaris LLC used a portion of the proceeds from the IPO to distribute to the Existing Owners, on a pro rata basis, an aggregate amount of cash equal to 2,288,800 times the initial public offering price per share of Class A common stock after underwriting discounts and commissions and (d) Solaris LLC distributed to each of the Existing Owners one share of Class B common stock for each Solaris LLC Unit such Existing Owner holds.

These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 11, 2017 our registration statement on Form S‑1 (SEC Registration No. 333‑216721), as amended through the time of its effectiveness, that Solaris filed with the SEC relating to the Offering was declared effective. Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC served as representatives of the several underwriters for the Offering. The offering did not terminate before all of the shares in the Offering that were registered in the registration statement were sold. In May 2017, Solaris closed the Offering of 10,100,000 shares of Class A common stock, at a price to the public of $12.00 per share ($11.28 per share net of underwriting discounts and commissions), resulting in gross proceeds of $121.2 million, or net proceeds of $113.9 million after deducting underwriting discounts and commissions.

Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of $5.5 million under our credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to existing owners as part of the corporate reorganization being undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding its 2017 capital program.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10‑Q.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 2017

SOLARIS OILFIELD INFRASTRUCTURE, INC.

	By:	/s/ Gregory A. Lanham
Gregory A. Lanham
Chief Executive Officer
(Principal Executive Officer)

June 12, 2017

	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 23, 2017).

3.2

Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K(File No. 001‑38090) filed with the Commission on May 23, 2017).

10.1†

Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑216721) filed with the Commission on May 16, 2017).

10.2†

Form of Restricted Stock Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑216721) filed with the Commission on May 16, 2017).

10.3†

Form of Stock Option Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑216721) filed with the Commission on May 16, 2017).

10.4

Second Amended and Restated Limited Liability Company Agreement of Solaris Oilfield Infrastructure, LLC Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.6	Indemnification Agreement (Gregory A. Lanham) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.7	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.8	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.9	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.10	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.11	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.12	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.13	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

Exhibit No.	Description
10.14	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.15	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 17, 2017).

10.16	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

10.17

Credit Agreement, dated as of December 1, 2016, among Solaris Oilfield Infrastructure, LLC, the Lenders from Time to Time Party Thereto and Woodforest National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1/A Registration Statement (File No. 333‑216721) filed with the Commission on May 2, 2017).

10.18

First Amendment to the Credit Agreement, dated as of May 17, 2017, among Solaris Oilfield Infrastructure, LLC, the Lenders from Time to Time Party Thereto and Woodforest National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 23, 2017).

10.19	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Management contract or compensatory plan or arrangement.

*     Filed herewith.

**   Furnished herewith. Pursuant to SEC Release No. 33‑8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10‑Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.