Form 10-Q
period 2017-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2017-08-14
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 11, 2017, the registrant had 10,904,926 shares of Class A common stock and 32,365,823 shares of Class B common stock outstanding.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” included in our final prospectus dated May 11, 2017, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2017 (the “Final Prospectus”) and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$70,088	$3,568
Accounts receivable, net	7,131	4,510
Prepaid expenses and other current assets	5,387	403
Inventories	4,348	1,365
Total current assets	86,954	9,846
Property, plant and equipment, net	74,255	54,350
Goodwill	13,004	13,004
Intangible assets, net	62	36
Deferred tax assets	30,234	—
Other assets	238	—
Total assets	$204,747	$77,236
Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$2,847	$705
Accrued liabilities	3,380	2,144
Current portion of capital lease obligations	33	26
Current portion of notes payable	—	169
Current portion of senior secured credit facility	—	31
Total current liabilities	6,260	3,075
Capital lease obligations, net of current portion	193	213
Notes payable, net of current portion	—	282
Senior secured credit facility, net of current portion	—	2,320
Payable related to parties pursuant to tax receivable agreements	11,558	—
Other long-term liabilities	163	—
Total liabilities	18,174	5,890
Commitments and contingencies (Note 12)
Stockholders' and Members’ equity:
Members’ equity	—	69,267
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 10,100 shares issued and outstanding as of June 30, 2017 and none issued and outstanding as of December 31, 2016	101	—
Class B common stock, $0.00 par value, 180,000 shares authorized, 32,366 shares issued and outstanding as of June 30, 2017 and none issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	59,237	—
Accumulated earnings	157	2,079
Total stockholders' equity attributable to Solaris and members' equity	59,495	71,346
Non-controlling interest	127,078	—
Total stockholders' and members' equity	186,573	71,346
Total liabilities, stockholders' and members’ equity	$204,747	$77,236

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Proppant system rental	$11,097	$2,329	$19,498	$4,833
Proppant system services	2,292	647	4,215	1,287
Total revenue	13,389	2,976	23,713	6,120
Operating costs and expenses:
Cost of proppant system rental (excluding $1,196 and $801, and $2,225 and $1,561, of depreciation and amortization for the three and six months ended June 30, 2017 and 2016, respectively, shown separately)	597	458	947	795
Cost of proppant system services (excluding $91 and $35, and $154 and $69, of depreciation and amortization for the three and six months ended June 30, 2017 and 2016, respectively, shown separately)	2,632	1,035	4,706	1,800
Depreciation and amortization	1,370	911	2,534	1,780
Salaries, benefits and payroll taxes (1)	1,736	610	2,744	1,357
Selling, general and administrative (excluding $83 and $75, and $155 and $150, of depreciation and amortization for the three and six months ended June 30, 2017 and 2016, respectively, shown separately)	1,600	747	2,477	1,299
Other operating expenses	3,872	—	3,872	—
Total operating costs and expenses	11,807	3,761	17,280	7,031
Operating income (loss)	1,582	(785)	6,433	(911)
Interest expense	(22)	(1)	(44)	(9)
Other income (expense)	—	(11)	(25)	1
Total other income (expense)	(22)	(12)	(69)	(8)
Income (loss) before income tax expense	1,560	(797)	6,364	(919)
Provision for income taxes	(498)	(7)	(520)	(12)
Net income (loss)	1,062	(804)	5,844	(931)
Less: net (income) loss related to Solaris LLC	1,117	804	(3,665)	931
Less: net income related to non-controlling interests	(2,022)	—	(2,022)	—
Net income attributable to Solaris	$157	$—	$157	$—

Earnings per share of Class A common stock - basic (2)	$0.01	$—	$0.01	$—
Earnings per share of Class A common stock - diluted (2)	$0.01	$—	$0.01	$—

Basic weighted-average shares of Class A common stock outstanding (2)	10,100	—	10,100	—
Diluted weighted-average shares of Class A common stock outstanding (2)	10,540	—	10,540	—

(1)	Salaries, benefits and payroll taxes include equity-based compensation expense as follows:

Equity-based compensation expense	$636	$36	$668	$72

(2)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through June 30, 2017, the period following the reorganization transactions and IPO. See Note 9.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In thousands)

(Unaudited)

									Total
	Stockholders'	Class A		Class B					Stockholders'
	and	Common Stock		Common Stock		Additional	Accumulated	Non-	and
	Members’					Paid-in	Earnings/	controlling	Members’
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance at December 31, 2016	$71,346	—	$—	—	$—	$—	$—	$—	$71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,724	—	—	—	—	—	—	—	3,724
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,778)	10,100	101	32,366	—	77,256	—	125,056	123,635
Deferred tax asset and payable related to parties pursuant to Tax Receivable Agreements from the Reorganization	—	—	—	—	—	(19,149)	—	—	(19,149)
Unit-based compensation subsequent to the Reorganization	—	—	—	—	—	634	—	—	634
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization						8			8
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization						(8)			(8)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	496	—	—	496
Net income subsequent to the Reorganization	—	—	—	—	—	—	157	2,022	2,179
Balance at June 30, 2017	$—	10,100	$101	32,366	$—	$59,237	$157	$127,078	$186,573

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,844	$(931)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,534	1,780
Loss on disposal of asset	409	—
Unit-based compensation	677	72
Amortization of debt issuance costs	24	—
Amortization of prepaid expenses and other assets	462	—
Deferred income tax expense	473	—
Other	(9)	—
Changes in assets and liabilities:
Accounts receivable	(2,621)	(593)
Prepaid expenses and other assets	(5,451)	31
Inventories	(4,348)	593
Accounts payable	2,142	(435)
Accrued liabilities	1,409	(1,066)
Net cash provided by (used in) operating activities	1,545	(549)
Cash flows from investing activities:
Investment in property, plant and equipment	(21,482)	(3,469)
Investment in intangible assets	(28)	—
Net cash used in investing activities	(21,510)	(3,469)
Cash flows from financing activities:
Payments under capital leases	(13)	71
Payments under notes payable	(451)	13
Proceeds from borrowings under the credit facility	3,000	—
Repayment of credit facility	(5,500)	—
Proceeds from pay down of promissory note related to membership units	4,303	—
Payments related to debt issuance costs	(111)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	111,075	—
Distributions paid to unitholders	(25,818)	—
Net cash provided by financing activities	86,485	84
Net increase (decrease) in cash	66,520	(3,934)
Cash at beginning of period	3,568	6,923
Cash at end of period	$70,088	$2,989
Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$320	$342
Financing:
Notes payable issued for property, plant and equipment	—	72
Accrued interest from notes receivable issued for membership units	128	208
Cash paid for:
Interest	90	14

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

1.    Organization and Background of Business

Description of Business

We manufacture and provide patented proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. The systems are designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics.

The systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale and the STACK/SCOOP Formation.

We are also developing the first independent, unit-train capable, high speed transload facility in Oklahoma. We expect construction to be fully completed in August 2018. In July 2017, we entered into a seven-year contract with a leading STACK exploration and production company to provide proppant transloading service at the facility.

Initial Public Offering

Solaris Oilfield Infrastructure, Inc. (“Solaris” or the “Company”) was incorporated on February 2, 2017 as a Delaware corporation.

Solaris was formed for the purpose of completing an initial public offering of equity (the “IPO” or the “Offering”) and related transactions in order to carry on the business of Solaris Oilfield Infrastructure, LLC and its subsidiaries (“Solaris LLC”). On May 11, 2017, in connection with the closing of the offering, Solaris became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business.

On May 17, 2017, Solaris completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions payable by Solaris, Solaris received net proceeds of approximately $113.9 million. After deducting offering expenses of approximately $2.8 million, Solaris received approximately $111.1 million. Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay borrowings under its credit facility of $5.5  million, (ii) to pay approximately $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to its existing members (the “Existing Owners”) as part of the corporate reorganization undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding the remainder of its 2017 capital program.

As the sole managing member of Solaris LLC, Solaris operates and controls all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conducts its business. As a result, Solaris consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris, which will reduce net income (loss) attributable to Solaris’ Class A stockholders. As of June 30, 2017, Solaris owned 23.8% of Solaris LLC.

Reorganization Transactions

In connection with the IPO, we completed a series of reorganization transactions on May 17, 2017 (the “Reorganization Transactions”), including:

a)

Solaris LLC’s limited liability company agreement was amended and restated to, among other things, appoint Solaris as sole managing member, and all of the membership interests in Solaris LLC held by the Existing Owners were converted into (i) a single class of units in Solaris LLC, referred to as “Solaris LLC

Units,” representing in the aggregate 32,365,823 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Solaris’ Class B common stock (“Class B Common Stock”) described in clauses (c) and (d) below;

b)

Solaris issued and contributed 32,365,823 shares of its Class B Common Stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A Common Stock issued in the IPO;

c)

Solaris LLC used a portion of the proceeds from the IPO to distribute to the Existing Owners, on a pro rata basis, an aggregate amount of cash equal to 2,288,800 times the initial public offering price per share of Class A Common Stock after underwriting discounts and commissions; and

d)	Solaris LLC distributed to each of the Existing Owners one share of Class B Common Stock for each Solaris LLC Unit such Existing Owner held.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris’ final prospectus, dated May 11, 2017, filed in connection with the IPO pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on May 15, 2017 (the “Prospectus”).

As discussed in Note 1, as a result of the Reorganization Transactions, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Thus, for period prior to the completion of the offering, the accompanying condensed consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its subsidiaries, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel, LLC, Solaris Oilfield Infrastructure Personnel, LLC and Solaris Logistics, LLC (collectively, the “Subsidiaries”). For periods after the completion of the offering, the financial position and results of operations include those of the Company and the Subsidiaries and report non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris. All material intercompany transactions and balances have been eliminated upon consolidation.

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

Cash

For the purposes of the statements of cash flows, the Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. We have not incurred losses related to these deposits.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016, Solaris LLC had $131 of allowance for doubtful accounts which was subsequently deemed uncollectible. The allowance for doubtful accounts of $131 and the related accounts receivable balance were fully extinguished in the first quarter of 2017. Allowance for doubtful accounts is zero as of June 30, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost, adjusted each quarter to measure inventory at the lower of cost or net realizable value, where net realizable value approximates estimated selling prices in the ordinary course of business. Adjustments that reduce the average cost will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the three and six months ended June 30, 2017 and 2016.

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

Expenditures for maintenance and repairs are charged against income (loss) as incurred. Betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company, on occasion, has had vehicles that are pledged against the respective notes payables for those vehicles. As of June 30, 2017, there were no vehicles pledged against notes payable.  As of December 31, 2016, the cost of vehicles pledged was $859.

Definite-lived Intangible Assets

As of June 30, 2017 and December 31, 2016, the Company reported $62 and $36, respectively, of costs that were capitalized as definite-lived intangible assets. These intangible assets are related to patents that were filed for its systems. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is fifteen years based on estimates the Company believes are reasonable.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and six months ended June 30, 2017 and 2016.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three and six months ended June 30, 2017 and 2016.

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

Unit-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the consolidated statements of operations based on their estimated fair values. The Company recognizes expense on a straight-line basis over the vesting period of the respective grant.

Solaris LLC previously sponsored a unit-based management compensation program called the 2015 Membership Unit Option Plan (the “Plan”). Solaris LLC accounted for the units under the Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option-pricing model.

In connection with the Offering, the options granted under the Plan were modified by a conversion into options under the Solaris Long-Term Incentive Plan (the “LTIP”). Refer also to Note 9.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statements of operations. For the three months ended June 30, 2017 and 2016, research and development costs were $114 and $254, respectively. For the six months ended June 30, 2017 and 2016, research and development costs were $196 and $426, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Solaris LLC members are liable for U.S. federal income tax on their respective shares of the Company’s taxable income reported on the members’ U.S. federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of June 30, 2017 and as of December 31, 2016.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to the Texas franchise tax were approximately $23 and $7 for the three months ended June 30, 2017 and 2016, respectively. Total expenses related to the Texas franchise tax were approximately $45 and $13 for the six months ended June 30, 2017 and 2016, respectively.

Payable to Related Parties Pursuant to the Tax Receivable Agreement

In connection with the Offering, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Existing Owners and permitted transferees (each such person, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Solaris’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of June 30, 2017 and December 31, 2016, there were no environmental matters deemed probable.

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

ASU 2016-09 requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows.  Previously, these amounts would have been recognized in additional paid in capital and presented as a financing activity on the statement of cash flows.  No net excess tax benefits were recognized as a reduction of income taxes for the three or six months ended June 30, 2017 and 2016.

The Company has elected to prospectively account for forfeitures as they occur per ASU 2016-09, contrary to previously estimating the expected forfeitures.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows.  Previously, these cash flows would have been included in operating activities.  The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the consolidated statement of cash flows for the six months ended June 30, 2017 and 2016.

On February 25, 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during the first quarter ending March 31, 2019. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205‑40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014‑15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU No. 2014‑15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years ending after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2014‑15 in the first quarter of 2017, which did not impact the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The objective of ASU 2014‑19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014‑09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract;(3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The Company is currently evaluating the impact of the adoption of this ASU on its various revenue streams and established processes. The Company’s approach includes performing a detailed review of all contracts and comparing historical accounting policies and practices to the new accounting guidance. The Company’s implementation plan also includes identifying and establishing new policies, procedures and controls related to accounting for contracts with customers and quantifying any adoption date adjustments. The Company has not yet selected a transition method.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepaid purchase orders	$2,870	$126
Prepaid insurance	854	69
Deposits	1,374	114
Other receivables	289	94
Prepaid expenses and other current assets	$5,387	$403

Prepaid purchase orders have increased primarily related to deposits with vendors for steel and generators used in the manufacturing and operation of our fleets.

In June 2017, the Company executed an agreement with a single vendor related to the construction of storage silos at a facility to be constructed and operated by Solaris in Kingfisher, Oklahoma (the “Kingfisher Facility”), as described further in Note 14. The Company made an advanced payment of $1.2 million in June 2017 which was included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2017.

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Proppant systems and related equipment	$68,255	$51,899
Machinery and equipment	4,148	3,916
Furniture and fixtures	78	7
Computer equipment	1,036	829
Vehicles	2,409	1,235
Buildings	3,154	3,008
Proppant systems in process	5,614	1,252
Land	578	578
Property, plant and equipment, gross	85,272	62,724
Less: accumulated depreciation	(11,017)	(8,374)
Property, plant and equipment, net	$74,255	$54,350

Depreciation expense for the three months ended June 30, 2017 and 2016 was $1,370 and $911, respectively, of which $1,196 and $801 is attributable to cost of proppant system rental, $91 and $35 is attributable to cost of proppant system services, and $83 and $75 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $2,534 and $1,780, respectively, of which $2,225 and $1,561 is attributable to cost of proppant system rental, $154 and $69 is attributable to cost of proppant system services, and $155 and $150 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $164 and $175 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended as of June 30, 2017 and 2016, respectively. The Company capitalized $320 and $342 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the six months ended as of June 30, 2017 and 2016, respectively.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2017	2016
Employee related expenses	$1,237	$1,237
Accrued real estate taxes	238	440
Accrued excise, franchise and sales taxes	235	83
Accrued operating expenses and other (1)	1,670	384
Accrued liabilities	$3,380	$2,144

(1)Accrued operating expenses and other has increased as a result of increases in manufacturing costs associated with adding systems and increases in general and administrative costs.

6.    Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 28, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%.

Future principal minimum payments under the capital lease are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$16
2018	33
2019	33
2020	33
2021	33
Thereafter	107
Total payments	255
Less: amount representing imputed interest at 3.25%	(29)
Present value of payments	226
Less: current portion	(33)
Capital lease obligation, net of current portion	$193

7.    Notes Payable

Solaris LLC has, on occasion, financed its annual insurance policies and certain vehicles. As of June 30, 2017, there were no outstanding notes payable.

Notes payable was comprised of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Notes payable to insurance finance company	$—	$11
Notes payable to vehicle companies	—	440
Total notes payable	—	451
Less: current maturities	—	(169)
Notes payable, net of current portion	$—	$282

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

On May 17, 2017, in connection with the Offering, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Facility”). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Revolving Facility from $1.0 million to $20.0 million, (ii) decrease the Advance Loan Facility from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which may be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default shall have occurred and be continuing and provided that no lender has any obligation to increase its own revolving credit commitment.

Proceeds from the Offering were used to fully repay the $5.5 million outstanding under the Credit Facility on May 17, 2017. As of June 30, 2017, there were no borrowings outstanding under the Revolving Facility. For the three and six months ended June 30, 2017, the weighted average interest rates on the Credit Facility were 5.49% and 5.39%, respectively.

As of June 30, 2017, our borrowing base under the Revolving Facility was $20.0 million.

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

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on the Company’s leverage ratio. The leverage ratio is defined in the Amended Credit Facility, as of any day, as the ratio of funded indebtedness, less a cash adjustment of the lesser of $10.0 million or fifty percent of unrestricted cash of the Company and its subsidiaries, to EBITDA, for the twelve months then ended (the “Leverage Ratio”). During the continuance of an event of default, overdue amounts under the Amended Credit Facility will bear interest at 5.00% plus the otherwise applicable interest rate.

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

The Credit Agreement initially required that the Company maintain, at all times, a ratio of total indebtedness to consolidated EBITDA of not more than 2.00 to 1.00 and a ratio of consolidated EBITDA to fixed charges of not less than 1.50 to 1.00. The Amended Credit Facility requires that the Company maintain, at all times, a Leverage Ratio of not more than 2.50 to 1.00. The Amended Credit Facility also requires that the Company maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. The Company was in compliance with all such ratios as of June 30, 2017. Additionally, the Company’s capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however that the Company is permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

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

In connection with the Offering, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A Common Stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per share and a grant date fair value of $12.04 per share and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options will vest on November 13, 2017.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service based awards (generally the vesting period of the award of four years). For the three months ended June 30, 2017 and 2016, the Company recognized $126 and $32 of stock-based compensation expense, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $158 and $72 of stock-based compensation expense, respectively.

In connection with the Offering, a total of 648,676 shares of restricted stock were granted to certain employees, directors and consultants under the LTIP. 203,222 shares of the restricted stock were issued with a one-year vesting period and 445,454 shares of the restricted stock were issued with a three-year vesting period.

On July 18, 2017, 156,250 shares of restricted stock were granted to certain employees under the LTIP. The 156,250 shares of restricted stock were issued with a vesting period of the later of one-year or the completion of certain construction milestones in connection with the Kingfisher Facility described in Note 14.

Notes receivable from unit-holders

Solaris LLC’s Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC’s employees in exchange for a promissory note. The promissory notes are partial recourse, accrue interest at 6% per annum and mature through various dates during 2022. Principal and accrued interest are due and payable upon the earlier of employee termination or the maturity date of the note.

As of June 30, 2017, there were 8,367 Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2016 and 2017, there were no additional Solaris LLC Units issued. In March 2017, certain employees paid off their applicable promissory notes of $2.7 million principal and $315 of accrued interest in cash for previously assigned 27,368 Solaris LLC Units. In connection with the Offering, certain existing owners received distributions to pay off portions of their applicable promissory notes of $668 principal and $88 of accrued interest for previously assigned 6,680 Solaris LLC Units. On May 22, 2017, June 2, 2017 and June 5, 2017, certain employees paid off portions of their applicable promissory notes of $446 principal and $50 of accrued interest for previously assigned 4,460 Solaris LLC Units.

As of June 30, 2017 and December 31, 2016, the outstanding principal for the notes totaled $837 and $4,688 and accrued interest for the notes totaled $95 and $457, respectively. These notes are recorded in stockholders’ and members’ equity as the notes were originally received in exchange for the issuance of membership units and are netted against the value of the respective units issued.

Earnings(Loss) Per Share

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to Solaris for the period from May 17, 2017 through June 30, 2017, the period following the reorganization transactions and IPO, by the weighted-average number of shares of Class A Common Stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares. Diluted earnings per share for the periods presented is the same as basic earnings per share as the inclusion of potentially issuable shares would be antidilutive.

There were no shares of Class A or Class B common stock outstanding prior to May 17, 2017, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share, or EPS, for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
Basic net income per share:	June 30, 2017	June 30, 2017
Numerator
Net income attributable to Solaris	$157	$157
Less income attributable to participating securities (1)	(9)	(9)
Net income attributable to common stockholders	$148	$148

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	10,100	10,100
Effect of dilutive securities:
Stock options (2)	440	440
Diluted weighted-average shares of Class A Common Stock outstanding used to calculate diluted net income per share	10,540	10,540

Earnings per share of Class A Common Stock - basic	$0.01	$0.01
Earnings per share of Class A Common Stock - diluted	$0.01	$0.01

(1)	The Company’s restricted shares of common stock are participating securities.
(2)

The three and six months ended June 30, 2017 includes 440 shares of Class A Common Stock resulting from an assumed conversion of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Class B common stock	32,366	32,366
Restricted stock awards	2	2
	32,368	32,368

10. Income Taxes

Income Taxes

The Company is subject to U.S. federal, state and local income taxes. Solaris LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions.  As such, Solaris LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of Solaris LLC’s taxable income. Solaris LLC is liable for income taxes in those states not recognizing its pass-through status.

Our effective tax rate of 24.82% for the three-months ending June 30, 2017 and 7.15% for the six-months ending June 30, 2017 differs from statutory rates primarily due to Solaris LLC’s pass-through treatment for U.S. federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able realize a substantial portion of our deferred tax assets in the future. The Company has recorded a valuation allowance of $3.7 million for the component of the deferred tax assets that are less than more-likely-than not to reverse in the foreseeable future.

The Company has recognized no uncertain tax positions.  Although the Company has not filed a corporate tax return, the basis of tax positions applied to our tax provisions substantially comply with applicable federal and state tax regulations, and we acknowledge the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

Payable to Related Parties Pursuant to the Tax Receivable Agreement

As of June 30, 2017, our liability under the Tax Receivable Agreement was $11.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from the depreciation and amortization related to basis adjustments under Section 754 of the Internal Revenue Code of 1986, as amended, created by the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated limited liability company agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statement of operations.

11.  Concentrations

For the three and six months ended June 30, 2017, five customers accounted for 73% and 71% of our revenue, respectively. For the three and six months ended June 30, 2016, three customers accounted for 71% and 74% of our revenue, respectively. At June 30, 2017, three customers accounted for 62% of our accounts receivable.

For the three months ended June 30, 2017 and 2016, four suppliers accounted for 18% and 28% of our total purchases. For the six months ended June 30, 2017 and 2016, six suppliers accounted for approximately 40% of our total purchases, respectively. As of June 30, 2017, two suppliers accounted for 27% of our accounts payable.

12.  Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements.

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$205
2018	425
2019	302
2020	235
2021 and thereafter	6,024
Total minimum lease payments	$7,191

The above amounts include $6.6 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility further described in Note 14.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. At June 30, 2017, Solaris LLC had commitments of approximately $11.0 million.

In June 2017, the Company executed an agreement with a single vendor related to the construction of storage silos at the Company’s Kingfisher Facility described further in Note 14. The Company made an advanced payment of $1.2 million in June 2017 included in prepaid expenses and other current assets in the consolidated balance sheets as of June 30, 2017. The total remaining commitment under the agreement is $3.7 million as of June 30, 2017.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters.  The total future guaranty is $2.8 million as of June 30, 2017.  Refer to Note 13 for additional information regarding related party transactions recognized.

13.  Related Party Transactions

On November 22, 2016, Solaris LLC entered into an administrative services arrangement ("Services Agreement") with Solaris Energy Management LLC (“SEM”), a company partially-owned by William A. Zartler, the Chairman of Solaris' Board, for the provision of certain personnel and administrative services at cost. The services provided by SEM, include, but are not limited to, executive management functions, accounting and bookkeeping and treasury. In addition, SEM provides office space, equipment and supplies to the Company under the administrative service agreement. Contemporaneously with or prior to the completion of the IPO, certain employees of SEM became Solaris employees. Solaris may continue to utilize office space under the administrative service agreement or receive certain other administrative services from SEM. For the three and six months ended June 30, 2017, Solaris LLC paid $321 and $689 for these services of which $155 and $429 was included in salaries, benefits and payroll taxes, and $166 and $260 was included in selling, general and administrative expenses in the consolidated statement of operations, respectively.

On May 17, 2017, in connection with the Offering, Solaris entered into an amendment to the Services Agreement (as amended, the “Amended Services Agreement”) with SEM and Solaris LLC. The Amended Services Agreement generally provides for the provision of the services described in the Services Agreement from SEM to Solaris and Solaris LLC.

Certain of the Company’s employees provided consulting and advisory services to Solaris Water Operations, LLC (“Solaris Water”), a company owned by William A. Zartler, the Chairman of Solaris' Board. The Company received $168 from Solaris Water for the provision of services provided during the six months ending June 30, 2016. The Company no longer provides services to Solaris Water. As of June 30, 2017, no amounts were due from Solaris Water.

For the three months ended June 30, 2017 and 2016, the Company incurred $101 and $11, respectively, of expenses related to travel services provided by Anejo Air Services, LLC (“Anejo”), an entity affiliated with Solaris Energy Capital, LLC (“Solaris Energy Capital”), a member of Solaris LLC. For the six months ended June 30, 2017 and 2016, the Company incurred $139 and $119, respectively, of expenses related to travel services provided by Anejo. These expenses were included in selling, general and administrative expenses in the consolidated statement of operations. $55 were offering costs incurred in connection to the Offering. As of June 30, 2017, $18 was due to Anejo from the Company.

All related party transactions are immaterial and have not been shown separately on the face of the consolidated financial statements.

14.  Subsequent Events

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven (7) year contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility.

Estimated capital investment for the first phase of development to complete core infrastructure and fully support the customer contract totals approximately $40 million and will be funded from available cash raised in connection with the IPO and cash flow from operations. This investment includes capital expenditures related to engineering and site preparation, as well as rail and silo construction that is scheduled to be fully completed by August 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Solaris,” the "Company," "we," "us," and "our" refer to Solaris Oilfield Infrastructure, Inc and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in the Prospectus filed by Solaris and in the other related Solaris filings with the Securities and Exchange Commission (“SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Our Predecessor and Solaris Inc.

Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) was formed in July 2014. Solaris was formed in February 2017. In connection with Solaris’s initial public offering (the “IPO” or the “Offering”) in May 2017, Solaris became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

Overview

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, in addition to enhancing well site safety. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Services, Inc. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale and the STACK/SCOOP formation. Since commencing operations in April 2014, we have grown our fleet from two systems to 49 systems.

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

In July 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven (7) year contract with an exploration and production company to provide proppant transloading service at a facility to be constructed and operated by Solaris in Kingfisher, Oklahoma (the “Kingfisher Facility”). The Kingfisher Facility will be located central to the STACK/SCOOP plays and will be the first independent, unit-train capable, high speed transload facility in Oklahoma. The Kingfisher Facility will initially provide proppant transloading services, but will also have capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility will be located on a 300-acre parcel of land, directly on the Union Pacific Railroad. Solaris has secured a 30-year land lease with the State of Oklahoma and has started ordering long-lead construction items in anticipation of breaking ground in August 2017. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks. Initial storage will include 30,000 tons of vertical storage in six (6) silos with individual capacity of 5,000 tons per silo. The facility will also service manifest trains and provide direct rail-to-truck transloading.

Recent Trends and Outlook

Demand for our systems and services is predominantly influenced by the level of drilling and completion by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our systems and services is driven by demand for proppant, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, which have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop.

While overall drilling and completion activities have declined in North America from their highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in such activity in the third and fourth quarters of 2016 and the first and second quarters of 2017 as hydrocarbon prices have recovered. Recently, there has been an increase in proppant demand as E&P companies have shifted toward:

•	drilling more and longer horizontal wells;
•	completing more hydraulic fracturing stages and utilizing more proppant per lateral foot;
•	utilizing multi-well pads; and
•	accelerating completion rates through “zipper fracs,” or the process of completing multiple adjacent wells simultaneously.

We believe that the demand for proppant will increase over the medium and long term as commodity prices rise from their recent lows, which will lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, recent agreements by the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC members to reduce their oil production quotas have also provided upward momentum for WTI prices, which have increased to $49.55 per Bbl as of August 4, 2017, up from a low of $26.21 per Bbl in February 2016.

While we do not currently anticipate any shortages in the supply of the proppant used in hydraulic fracturing operations, supplies of high-quality raw frac sand, the most prevalent proppant used, are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. Accordingly, transportation costs often represent a significant portion of our customer’s overall product cost, and transferring large quantities of proppant to the well site presents a number of challenges, including the cost and management of last mile logistics. Additionally, increased focus on cost control and increased health, safety and environment regulation has created numerous operational challenges that cannot be solved with labor intensive proppant storage equipment, such as those that utilize individual containers for on-site proppant storage and handling.

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in eleven of the last twelve quarters beginning in the first quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 49 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 3,375 in the three months ended June 30, 2017 from 994 in the three months ended June 30, 2016, an increase of approximately 240%. Our total system revenue days increased to 6,002 in the six months ended June 30, 2017 from 2,098 in the six months ended June 30, 2016, an increase of approximately 186%.

The number of systems in our fleet increased to an average of 38.5 during the three months ended June 30, 2017 from an average of 23.0 during the three months ended June 30, 2016, an increase of approximately 67%. In addition, the average number of systems deployed to customers increased to 37.1 in the three months ended June 30, 2017 from 10.9 in the three months ended June 30, 2016, an increase of approximately 240%.

The number of systems in our fleet increased to an average of 34.9 during the six months ended June 30, 2017 from an average of 22.5 during the six months ended June 30, 2016, an increase of approximately 55%. In addition, the average number of systems deployed to customers increased to 33.2 in the six months ended June 30, 2017 from 11.5 in the six months ended June 30, 2016, an increase of approximately 188%.

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

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant system rental (excluding depreciation and amortization);
•	Cost of proppant system services (excluding depreciation and amortization);
•	Depreciation and amortization associated with the costs to build our systems;
•	Salaries, benefits and payroll taxes; and
•	Selling, general and administrative expenses; and
•	Other operating expenses.

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

Our selling, general and administrative expenses are comprised primarily of office rent, marketing expenses and third-party professional service providers.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Impacting Comparability of Our Financial Results

Our future results of operations may not be comparable to the historical results of operations of our accounting predecessor, Solaris LLC, for the periods presented, primarily for the reasons described below.

Corporate Reorganization

The historical consolidated financial statements included in this report are based on the financial statements of our accounting predecessor, Solaris LLC, prior to our corporate reorganization consummated in connection with the Offering. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Following the IPO and the transactions related thereto, Solaris became a holding company whose sole material asset consists of Solaris LLC Units. Solaris is the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

In addition, in connection with the offering, Solaris entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (collectively, the “Existing Owners”) and permitted transferees

(each such person, a “Tax Receivable Agreement Holder,” and together, the “Tax Receivable Agreement Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris to a Tax Receivable Agreement Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Solaris’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such Tax Receivable Agreement Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated limited liability company agreement) and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

Fleet Growth

We have experienced significant growth over the past two years. Since commencing operations in April 2014, we have grown our fleet from two systems to  systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to five as of August 4, 2017. Since the first quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in eleven of the last twelve quarters. We have increased our system revenue days by more than 1,800% from the second quarter of 2014 to the second quarter of 2017, representing a 168% compound annual growth rate.

Public Company Expenses

Following the completion of Solaris’ IPO, we incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and incremental director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.

Income Taxes

Solaris is a corporation and as a result, is subject to U.S. federal, state and local income taxes.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (In thousands)

	Three Months Ended
	June 30,
	2017	2016	Change
Revenue
Proppant system rental	$11,097	$2,329	$8,768
Proppant system services	2,292	647	1,645
Total revenue	13,389	2,976	10,413
Operating costs and expenses:
Cost of proppant system rental (excluding $1,196 and $801 of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively, shown separately)	597	458	139
Cost of proppant system services (excluding $91 and $35 of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively, shown separately)	2,632	1,035	1,597
Depreciation and amortization	1,370	911	459
Salaries, benefits and payroll taxes	1,736	610	1,126
Selling, general and administrative (excluding $83 and $75 of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively, shown separately)	1,600	747	853
Other operating expenses	3,872	—	3,872
Total operating costs and expenses	11,807	3,761	8,046
Operating income (loss)	1,582	(785)	2,367
Interest expense, net	(22)	(1)	(21)
Other income (expense)	—	(11)	11
Total other income (expense)	(22)	(12)	(10)
Income (loss) before income tax expense	1,560	(797)	2,357
Benefit (provision) for income taxes	(498)	(7)	(491)
Net income (loss)	1,062	(804)	1,866
Less: net (income) loss related to Solaris LLC	1,117	804	313
Less: net income related to non-controlling interests	(2,022)	—	(2,022)
Net income attributable to Solaris	$157	$—	$157

Revenue

Proppant System Rental Revenue. Our proppant system rental revenue increased $8.8 million, or 376%, to $11.1 million for the three months ended June 30, 2017 compared to $2.3 million for the three months ended June 30, 2016. This increase was primarily due to a 240% increase in the number of revenue days, or 2,381 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant System Services Revenue. Our proppant system services revenue increased $1.6 million, or 254%, to $2.3 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016. Proppant system services revenue from the provision of field technicians increased by $0.9 million, or 189%, to $1.3 million for the three months ended June 30, 2017, as a result of the increase in revenue days as noted above. Proppant system services revenue from transportation services increased by $0.7 million, or 465%, to $0.9 million for the three months ended June 30, 2017, due to an increase in the amount of system transportation requests that we received from customers as a result of an increase in the number of systems deployed.

Operating Expenses

Total operating costs and expenses for the three months ended June 30, 2017 and 2016 were $11.8 million and $3.8 million, respectively, which represented 88% and 126% of total revenue, respectively. Other operating expenses are primarily related to non-recurring charges, including those related to the reorganization transactions completed in connection with the IPO (the “Reorganization Transactions”). Excluding other operating expenses, total operating expenses for the three months ended June 30, 2017 and 2016 were $7.9 million and $3.8 million, respectively, which represented 59% and 126% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of an increase in the cost of proppant service which includes direct labor and related costs. Cost of proppant system service increased as a result of an increase in the number of field technicians and amount of system transportation required to support the increase in revenue days. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and the first six months of 2017. Salaries, benefits and payroll taxes and selling, general and administrative expenses, increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant System Rental. Cost of proppant system rental increased $0.1 million, or 30%, to $0.6 million for the three months ended June 30, 2017 compared to $0.5 million for the three months ended June 30, 2016, excluding depreciation and amortization expense. Cost of proppant system rental as a percentage of proppant system rental revenue was 5% and 20% for the three months ended June 30, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant system rental including depreciation and amortization expense increased $0.5 million, or 42%, to $1.8 million for the three months ended June 30, 2017 compared to $1.3 million for the three months ended June 30, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant System Services. Cost of proppant system services increased $1.6 million, or 154%, to $2.6 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. This increase was primarily due to an increase in labor and related costs of $0.7 million, or 112%, and travel and lodging costs of $0.2 million, or 134%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the three months ended June 30, 2017, coupled with an increase in third-party trucking services of $0.5 million, or 266% to transport incremental systems deployed to customers.

For the three months ended June 30, 2017, the cost of proppant system services as a percentage of proppant system services revenue decreased to 115% compared to 160% the three months ended June 30, 2016. Cost of proppant system services as a percentage of proppant system services revenue decreased for the three months ended June 30, 2017 as certain costs for our proppant system services were passed along to our customers due to increasing demand for our systems and a general improvement in market conditions.

Cost of proppant system services including depreciation and amortization expense increased $1.7 million, or 154%, to $2.7 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that were purchased to support our increased activity.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 50%, to $1.4 million for the three months ended June 30, 2017 compared to $0.9 million for the three months ended June 30, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $1.1 million, or 185%, to $1.7 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016. The increase was due to an increase in stock based compensation expense of $0.6 million as a result of the issuance of restricted shares in connection with the Offering and $0.5 million increase was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our fleets, and industry activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 114%, to $1.6 million for the three months ended June 30, 2017 compared to $0.7 million for the three months ended June 30, 2016 due primarily to an increase of $0.8 million in professional fees and employee recruiting fees.

Other Operating Expenses. Other operating expenses in 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the offering, loss on disposal of field equipment and vehicles of $0.4 million and certain non-recurring organizational and transaction costs of $0.3 million associated with the IPO and the Kingfisher facility.

Net Income (loss)

Net income (loss) increased $1.9 million to $1.1 million for the three months ended June 30, 2017 compared to a net loss of $0.8 million for the three months ended June 30, 2016, due to the changes in revenues and expenses discussed above. Excluding other operating expenses which are primarily related to the Reorganization Transactions, net income increased $5.7 million to $4.9 million for the three months ended June 30, 2017 compared to a net loss of $0.8 million for the three months ended June 30, 2016, due to the change in revenues and expenses discussed above.

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

	Three months ended
	June 30,
	2017	2016	Change
	(in thousands)
Net income (loss)	$1,062	$(804)	$1,866
Depreciation and amortization	1,370	911	459
Interest expense, net	22	1	21
Income taxes (1)	498	7	491
EBITDA	$2,952	$115	$2,837
Non-recurring organizational costs (2)	258	—	258
IPO bonuses (3)	3,523	—	3,523
Loss on disposal of assets	384	—	384
Unit-based compensation expense (4)	341	36	305
Adjusted EBITDA	$7,458	$151	$7,307

(1)	Income taxes include add-back for federal and state taxes.
(2)	Certain non-recurring organizational and transaction costs associated with Solaris’ IPO and the Kingfisher Facility.

(3)	One-time cash bonuses of $3.1 million and restricted stock awards with one-year vesting of $0.4 million were paid or granted to certain employees and consultants in connection with the Offering.
(4)	Represents unit-based compensation costs of $0.2 million related to restricted stock awards, with three-year vesting and $0.1 million related to the options issued under the Plan.

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $2.8 million to $3.0 million for the three months ended June 30, 2017 and Adjusted EBITDA increased $7.3 million to $7.5 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016. EBITDA and Adjusted EBITDA increased 2,467% and 4,839%, respectively, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (In thousands)

	Six Months Ended
	June 30,
	2017	2016	Change
Revenue
Proppant system rental	$19,498	$4,833	$14,665
Proppant system services	4,215	1,287	2,928
Total revenue	23,713	6,120	17,593
Operating costs and expenses:
Cost of proppant system rental (excluding $2,225 and $1,561 of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively, shown separately	947	795	152
Cost of proppant system services (excluding $154 and $69 of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively, shown separately	4,706	1,800	2,906
Depreciation and amortization	2,534	1,780	754
Salaries, benefits and payroll taxes	2,744	1,357	1,387
Selling, general and administrative (excluding $155 and $150 of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively, shown separately	2,477	1,299	1,178
Other operating expenses	3,872	—	3,872
Total operating costs and expenses	17,280	7,031	10,249
Operating income(loss)	6,433	(911)	7,344
Interest expense, net	(44)	(9)	(35)
Other income (expense)	(25)	1	(26)
Total other income (expense)	(69)	(8)	(61)
Income (loss) before income tax expense	6,364	(919)	7,283
Benefit (provision) for income taxes	(520)	(12)	(508)
Net income (loss)	5,844	(931)	6,775
Less: net (income) loss related to Solaris LLC	(3,665)	931	(4,596)
Less: net income related to non-controlling interests	(2,022)	—	(2,022)
Net income attributable to Solaris	$157	$—	$157

Revenue

Proppant System Rental Revenue. Our proppant system rental revenue increased $14.7 million, or 303%, to $19.5 million for the six months ended June 30, 2017 compared to $4.8 million for the six months ended June 30, 2016. This increase was primarily due to a 186% increase in the number of revenue days, or 3,904 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant System Services Revenue. Our proppant system services revenue increased $2.9 million, or 228%, to $4.2 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016. Proppant system services revenue from the provision of field technicians increased by $1.6 million, or 173%, to $2.5 million for the six months ended June 30, 2017, as a result of the increase in revenue days as noted above. Proppant system services revenue from transportation services increased by $1.3 million, or 446%, to $1.6 million for the six months ended June 30, 2017, due to an increase in the amount of system transportation requests that we received from customers as a result of an increase in the number of systems deployed.

Operating Expenses

Total operating costs and expenses for the six months ended June 30, 2017 and 2016 were $17.3 million and $7.0 million, respectively, which represented 73% and 115% of total revenue, respectively. Other operating expenses are primarily related to non-recurring charges, including those related to the Reorganization Transactions. Excluding other operating expenses, total operating costs and expenses for the six months ended June 30, 2017 and 2016 were $13.4 million and $7.0 million, respectively, which represented 57% and 115% of total revenue, respectively. Total operating expenses increased year-over-year primarily as a result of an increase in the cost of proppant service which includes direct labor and related costs. Cost of proppant system service increased as a result of an increase in the number of field technicians and amount of system transportation required to support the increased revenue days. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and the first six months of 2017. Salaries, benefits and payroll taxes and selling, general and administrative expenses, increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant System Rental. Cost of proppant system rental increased $0.1 million, or 19%, to $0.9 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016, excluding depreciation and amortization expense. Cost of proppant system rental as a percentage of proppant system rental revenue was 5% and 16% for the six months ended June 30, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant system rental including depreciation and amortization expense increased $0.8 million, or 35%, to $3.2 million for the six months ended June 30, 2017 compared to $2.4 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant System Services. Cost of proppant system services increased $2.9 million, or 161%, to $4.7 million for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016. This increase was primarily due to an increase in labor and related costs of $1.2 million, or 119%, and travel and lodging costs of $0.3 million, or 129%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the six months ended June 30, 2017, coupled with an increase in third-party trucking services of $1.1 million, or 327%, to transport incremental systems deployed to customers.

For the six months ended June 30, 2017, the cost of proppant system services as a percentage of proppant system services revenue decreased to 112% compared to 140% for the six months ended June 30, 2016. Cost of proppant system services as a percentage of proppant system services revenue decreased for the six months ended June 30, 2017 as certain costs for our proppant system services were passed along to our customers due to increasing demand for our systems and a general improvement in market conditions.

Cost of proppant system services including depreciation and amortization expense increased $3.0 million, or 160%, to $4.9 million for the six months ended June 30, 2017 compared to $1.9 million for the six months ended June 30, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that were purchased to support our increased activity.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 42%, to $2.5 million for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $1.3 million, or 102%, to $2.7 million for the six months ended June 30, 2017 compared to $1.4 million for the six months ended June 30, 2016. The increase was primarily due to an increase in stock based compensation expense of $0.6 million as a result of the issuance of restricted shares in connection with the Offering. The remaining increase was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our fleets, and industry activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 91%, to $2.5 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016 due primarily to an increase of $1.1 million in professional fees and employee recruiting fees.

Other Operating Expense. Other operating expenses in 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the offering, loss on disposal of field equipment and vehicles of $0.4 million and certain non-recurring organizational and transaction costs of $0.3 million associated with the IPO and the Kingfisher facility.

Net Income (loss)

Net income (loss) increased $6.8 million to $5.8 million for the six months ended June 30, 2017 compared to a net loss of $0.9 million for the six months ended June 30, 2016, due to the changes in revenues and expenses discussed above. Excluding other operating expenses which are primarily related to the Reorganization Transactions, Net income increased $10.6 million to $9.7 million for the six months ended June 30, 2017 compared to a net loss of $0.9 million for the six months ended June 30, 2016, due to the change in revenues and expenses discussed above.

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

	Six months ended
	June 30,
	2017	2016	Change
	(in thousands)
Net income (loss)	$5,844	$(931)	$6,775
Depreciation and amortization	2,534	1,780	754
Interest expense, net	44	9	35
Income taxes (1)	520	12	508
EBITDA	$8,942	$870	$8,072
Non-recurring organizational costs (2)	348	—	348
IPO bonuses (3)	3,523	—	3,523
Loss on disposal of assets	409	—	409
Unit-based compensation expense (4)	373	72	301
Adjusted EBITDA	$13,595	$942	$12,653

(1)	Income taxes include add-back for federal and state taxes.
(2)	Certain non-recurring organizational and transaction costs associated with Solaris’ IPO and the Kingfisher facility.
(3)	One-time cash bonuses of $3.1 million and restricted stock awards with one-year vesting of $0.4 million were paid or granted to certain employees and consultants in connection with the Offering.
(4)	Represents unit-based compensation costs of $0.2 million related to restricted stock awards, with three-year vesting and $0.2 related to the options issued under the Plan.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $8.1 million to $8.9 million for the six months ended June 30, 2017 and Adjusted EBITDA increased $12.7 million to $13.6 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016. EBITDA and Adjusted EBITDA increased 928% and 1,343%, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, borrowings under our Credit Facility (defined below) and proceeds from our IPO. Our primary uses of capital have been capital expenditures to support organic growth and the acquisition of our manufacturing facility and intellectual property. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.

On May 17, 2017, Solaris completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions).  After deducting underwriting discounts and commissions and offering expenses payable by Solaris, Solaris received net proceeds of approximately $113.9 million. Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of approximately $5.5 million under our Credit Facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Existing Owners as part of the corporate reorganization being undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding our 2017 capital program. Following the IPO, we intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations, proceeds from the IPO and borrowings under our Credit Facility. We currently estimate that our capital expenditures for 2017 will range from $80.0 million to $95.0 million, the majority of which we expect will be used to manufacture additional systems for our fleet and advance construction of the proppant transloading facility we are developing in Kingfisher, Oklahoma (the “Kingfisher Facility”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow, proceeds from the IPO and available borrowings under our Credit Facility will be sufficient to fund our operations for at least the next twelve months.

As of June 30, 2017, cash totaled $70.1 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in) operating activities	$1,545	$(549)	$2,094
Net cash used in investing activities	(21,510)	(3,469)	(18,041)
Net cash provided by financing activities	86,485	84	86,401
Net change in cash	$66,520	$(3,934)	$70,454

Analysis of Cash Flow Changes for Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Activities. Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $0.5 million for the six months ended June 30, 2016. The increase of $2.0 million in operating cash flow was primarily attributable to an increase in net income of $6.8 million due to an increase in the number of revenue days, offset by an increase of $5.4 million in prepaid expenses and other current assets as a result of advanced payment deposits relating to an increase in our manufacturing activities and an increase in other working capital items of $0.8 million.

Investing Activities. Net cash used in investing activities was $21.5 million for the six months ended June 30, 2017, compared to $3.5 million for the six months ended June 30, 2016 due to an increase in the manufacturing rate of new systems. For the six months ended June 30, 2017, $20.1 million of investing activities were capital expenditures related to manufacturing new systems and $1.2 million of investing activities were capital expenditures related to the purchase of vehicles to support the service of our systems. For the six months ended June 30, 2016, $3.5 million of investing activities were primarily related to capital expenditures related to manufacturing new systems.

Financing Activities. Net cash provided by financing activities of $86.5 million for the six months ended June 30, 2017, was primarily related to $113.9 million in net proceeds received in the Offering and $4.2 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under the Credit Facility, $3.1 million in cash bonuses to certain employees and consultants and $25.8 million distributions to legacy members of Solaris LLC as part of the Reorganization Transactions undertaken in connection with the IPO.

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

Proceeds from the Offering were used to fully repay the $5.5 million outstanding under the Credit Facility in May 2017. As of June 30, 2017, there were no borrowings outstanding under the Revolving Facility.  For the three and six months ended June 30, 2017, the weighted average interest rates on the Credit Facility were 5.49% and 5.39%, respectively

The Amended Credit Facility permits extensions of credit up to the lesser of $20.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent may, at its discretion, require a desktop appraisal on equipment every six months). As of June 30, 2017, our borrowing base under the Revolving Facility was $20.0 million.

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on the Company’s leverage ratio. The leverage ratio is defined in the Amended Credit Facility, as of any day, as the ratio of funded indebtedness, less a cash adjustment of the lesser of $10.0 million or fifty percent of unrestricted cash of the Company and its subsidiaries, to EBITDA, for the twelve months then ended (the “Leverage Ratio”). During the continuance of an event of default, overdue amounts under the Amended Credit Facility will bear interest at 5.00% plus the otherwise applicable interest rate.

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

The Credit Agreement initially required that the Company maintain, at all times, a ratio of total indebtedness to consolidated EBITDA of not more than 2.00 to 1.00 and a ratio of consolidated EBITDA to fixed charges of not less than 1.50 to 1.00, and the Company was in compliance with all such ratios as of June 30, 2017. The Amended Credit Facility requires that the Company maintain, at all times, a Leverage Ratio of not more than 2.50 to 1.00. The Amended Credit Facility also requires that the Company maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Additionally, the Company’s capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however that the Company is permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

Tax Receivable Agreement

With respect to obligations we expect Solaris to incur under the Tax Receivable Agreement (except in cases where Solaris elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated (or is treated as terminated) early due to certain mergers or other changes of control or we have available cash but fail to make payments when due, in which cases Solaris would be required to make a substantial, immediate lump-sum payment), generally Solaris may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned, but not yet billed less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. We consider accounts outstanding longer than the payment terms past due. We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. However, it is reasonably possible that the estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of June 30, 2017 we had no allowance for doubtful accounts.

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

•

The PropView™ inventory management system enables our customers to track inventory levels in, and delivery rates from, each silo in a system. This upgrade improves our customers’ operational efficiencies and reduces operating and supply chain costs by allowing the customer to better manage proppant inventory levels both onsite and remotely. This upgrade is added to and depreciated over the remaining life of the system.

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

Impairment of Long-Lived and Other Intangible Assets

Long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that are subject to change. There was no impairment for the three and six months ended June 30, 2017 and 2016.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. There was no impairment for the three and six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Accounting Pronouncements” to our consolidated financial statements as of June 30, 2017, for a discussion of recent accounting pronouncements.

Under the JOBS Act, we meet the definition of an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, however we elected to opt out of such exemption (this election is irrevocable).

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2017, three customers accounted for 27%, 23% and 11% of our total accounts receivable. As of December 31, 2016, one customer accounted for 23% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the IPO, (a) all of the membership interests in Solaris LLC held by its pre-IPO existing members, including those owned by certain investment funds managed by Yorktown Partners LLC, certain of Solaris’ officers and directors and the other current members of Solaris LLC, including Loadcraft Site Services LLC (collectively, the “Existing Owners”), were converted into (i) a single class of units in Solaris LLC, referred to as “Solaris LLC Units,” representing in the aggregate 32,365,823 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Class B common stock described in clauses (c) and (d) below, (b) Solaris issued and contributed 32,365,823 shares of its Class B common stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A Common Stock issued in the IPO, (c) Solaris LLC used a portion of the proceeds from the IPO to distribute to the Existing Owners, on a pro rata basis, an aggregate amount of cash equal to 2,288,800 times the initial public offering price per share of Class A  Common Stock after underwriting discounts and commissions and (d) Solaris LLC distributed to each of the Existing Owners one share of Class B common stock for each Solaris LLC Unit such Existing Owner holds.

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

Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of $5.5 million under our credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Existing Owners as part of the reorganization transactions undertaken in connection with the IPO. Solaris LLC intends to use the remaining proceeds for general corporate purposes, including funding its 2017 capital program.

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

August 11, 2017

SOLARIS OILFIELD INFRASTRUCTURE, INC.

	By:	/s/ Gregory A. Lanham
Gregory A. Lanham
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017

	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 23, 2017).

3.2

Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38090) filed with the Commission on May 23, 2017).

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