Form 10-Q
period 2017-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2017-11-02
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of November 2, 2017, the registrant had 11,316,438 shares of Class A common stock, $0.01 par value per share, and 32,365,823 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well service technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our proppant management systems;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation; and
•	other factors discussed in this report.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” included in our final prospectus dated May 11, 2017, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2017 (the “Final Prospectus”), this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$53,996	$3,568
Accounts receivable, net	9,543	4,510
Prepaid expenses and other current assets	4,011	403
Inventories	6,675	1,365
Total current assets	74,225	9,846
Property, plant and equipment, net	100,006	54,350
Goodwill	13,004	13,004
Intangible assets, net	67	36
Deferred tax assets	29,648	—
Other assets	239	—
Total assets	$217,189	$77,236
Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$5,209	$705
Accrued liabilities	4,733	2,144
Current portion of capital lease obligations	33	26
Current portion of notes payable	—	169
Current portion of senior secured credit facility	—	31
Total current liabilities	9,975	3,075
Capital lease obligations, net of current portion	186	213
Notes payable, net of current portion	—	282
Senior secured credit facility, net of current portion	—	2,320
Payable related to parties pursuant to tax receivable agreements	11,475	—
Other long-term liabilities	154	—
Total liabilities	21,790	5,890
Commitments and contingencies (Note 12)
Stockholders' and Members’ equity:
Members’ equity	—	69,267
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 10,100 shares issued and outstanding as of September 30, 2017 and none issued and outstanding as of December 31, 2016	101	—
Class B common stock, $0.00 par value, 180,000 shares authorized, 32,366 shares issued and outstanding as of September 30, 2017 and none issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	60,657	—
Accumulated earnings	1,536	2,079
Total stockholders' equity attributable to Solaris and members' equity	62,294	71,346
Non-controlling interest	133,105	—
Total stockholders' and members' equity	195,399	71,346
Total liabilities, stockholders' and members’ equity	$217,189	$77,236

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Proppant management system rental	$15,062	$3,846	$34,560	$8,679
Proppant management system services	3,416	902	7,631	2,189
Total revenue	18,478	4,748	42,191	10,868
Operating costs and expenses:
Cost of proppant management system rental (excluding $1,523 and $857, and $3,748 and $2,418, of depreciation and amortization for the three and nine months ended September 30, 2017 and 2016, respectively, shown separately)	641	386	1,588	1,181
Cost of proppant management system services (excluding $129 and $42, and $283 and $111, of depreciation and amortization for the three and nine months ended September 30, 2017 and 2016, respectively, shown separately)	3,933	1,501	8,640	3,301
Depreciation and amortization	1,742	959	4,276	2,739
Salaries, benefits and payroll taxes (1)	2,942	635	5,687	1,992
Selling, general and administrative (excluding $90 and $60, and $245 and $210, of depreciation and amortization for the three and nine months ended September 30, 2017 and 2016, respectively, shown separately)	1,176	543	3,653	1,842
Other operating expenses	(38)	—	3,770	—
Total operating costs and expenses	10,396	4,024	27,614	11,055
Operating income (loss)	8,082	724	14,577	(187)
Interest expense	(27)	(5)	(71)	(14)
Other income (expense)	(32)	6	(119)	7
Total other income (expense)	(59)	1	(190)	(7)
Income (loss) before income tax expense	8,023	725	14,387	(194)
Provision for income taxes	(617)	(14)	(1,137)	(26)
Net income (loss)	7,406	711	13,250	(220)
Less: net (income) loss related to Solaris LLC	—	(711)	(3,665)	220
Less: net (income) related to non-controlling interests	(6,027)	—	(8,049)	—
Net income attributable to Solaris	$1,379	$—	$1,536	$—

Earnings per share of Class A common stock - basic (2)	$0.13	$—	$0.14	$—
Earnings per share of Class A common stock - diluted (2)	$0.12	$—	$0.14	$—

Basic weighted-average shares of Class A common stock outstanding (2)	10,100	—	10,100	—
Diluted weighted-average shares of Class A common stock outstanding (2)	10,563	—	10,552	—

(1)	Salaries, benefits and payroll taxes include stock-based compensation expense as follows:

Stock-based compensation expense	$1,412	$36	$2,097	$108

(2)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through September 30, 2017, the period following the reorganization transactions and IPO. See Note 9.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands)

(Unaudited)

									Total
		Class A		Class B					Stockholders'
		Common Stock		Common Stock		Additional	Accumulated	Non-	and
	Members’					Paid-in	Earnings/	controlling	Members’
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance at December 31, 2016	$71,346	—	$—	—	$—	$—	$—	$—	$71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,724	—	—	—	—	—	—	—	3,724
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,778)	10,100	101	32,366	—	77,256	—	125,056	123,635
Deferred tax asset and payable related to parties pursuant to Tax Receivable Agreements from the Reorganization	—	—	—	—	—	(19,149)	—	—	(19,149)
Stock-based compensation subsequent to the Reorganization	—	—	—	—	—	2,054	—	—	2,054
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization						21			21
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization						(21)			(21)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	496	—	—	496
Net income subsequent to the Reorganization	—	—	—	—	—	—	1,536	8,049	9,585
Balance at September 30, 2017	$—	10,100	$101	32,366	$—	$60,657	$1,536	$133,105	$195,399

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,250	$(220)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,276	2,739
Loss on disposal of asset	451	—
Provision for bad debt	—	85
Stock-based compensation	2,097	108
Amortization of debt issuance costs	35	—
Amortization of prepaid expenses and other assets	879	—
Deferred income tax expense	1,059	—
Other	(19)	—
Changes in assets and liabilities:
Accounts receivable	(5,033)	(2,169)
Prepaid expenses and other assets	(4,504)	3
Inventories	(6,675)	507
Accounts payable	4,504	154
Accrued liabilities	2,679	(439)
Net cash provided by operating activities	12,999	768
Cash flows from investing activities:
Investment in property, plant and equipment	(49,015)	(5,926)
Investment in intangible assets	(34)	(25)
Net cash used in investing activities	(49,049)	(5,951)
Cash flows from financing activities:
Payments under capital leases	(20)	(19)
Payments under notes payable	(451)	(142)
Proceeds from borrowings under the credit facility	3,000	—
Repayment of credit facility	(5,500)	—
Proceeds from pay down of promissory note related to membership units	4,303	—
Payments related to debt issuance costs	(111)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	111,075	—
Distributions paid to unitholders	(25,818)	—
Net cash provided by (used in) financing activities	86,478	(161)
Net increase (decrease) in cash	50,428	(5,344)
Cash at beginning of period	3,568	6,923
Cash at end of period	$53,996	$1,579
Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$492	$515
Financing:
Notes payable issued for property, plant and equipment	—	257
Accrued interest from notes receivable issued for membership units	109	250
Cash paid for:
Interest	96	14
Income taxes	45	35

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

The systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK Formations and the Haynesville Shale.

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

On May 17, 2017, Solaris completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions payable by Solaris, Solaris received net proceeds of approximately $113.9 million. After deducting offering expenses of approximately $2.8 million, Solaris received approximately $111.1 million. Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay borrowings under its Credit Facility (as defined below) of $5.5  million, (ii) to pay approximately $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to its existing members (the “Original Investors”) as part of the corporate reorganization undertaken in connection with the IPO. Solaris LLC has used a portion of the proceeds and intends to continue to use the remaining proceeds for general corporate purposes, including funding the remainder of its 2017 capital program.

As the sole managing member of Solaris LLC, Solaris operates and controls all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conducts its business. As a result, Solaris consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris, which will reduce net income (loss) attributable to the holders of Solaris’ Class A Common Stock.  As of September 30, 2017, Solaris owned 25.9% of Solaris LLC,  including unvested restricted stock.

Reorganization Transactions

In connection with the IPO, we completed a series of reorganization transactions on May 17, 2017 (the “Reorganization Transactions”), including:

a)

Solaris LLC’s limited liability company agreement was amended and restated to, among other things, appoint Solaris as sole managing member, and all of the membership interests in Solaris LLC held by the

Original Investors were converted into (i) a single class of Solaris LLC Units, representing in the aggregate 32,365,823 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Solaris’ Class B common stock (“Class B Common Stock”) described in clauses (c) and (d) below;

b)

Solaris issued and contributed 32,365,823 shares of its Class B Common Stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A Common Stock issued in the IPO;

c)

Solaris LLC used a portion of the proceeds from the IPO to distribute to the Original Investors, on a pro rata basis, an aggregate amount of cash equal to 2,288,800 times the initial public offering price per share of Class A Common Stock after underwriting discounts and commissions; and

d)	Solaris LLC distributed to each of the Original Investor one share of Class B Common Stock for each Solaris LLC Unit such Original Investor held.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Thus, for periods prior to the completion of the offering, the accompanying condensed consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its subsidiaries, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel, LLC, Solaris Oilfield Infrastructure Personnel, LLC and Solaris Logistics, LLC (collectively, the “Subsidiaries”). For periods after the completion of the offering, the financial position and results of operations include those of the Company and the Subsidiaries and report non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these condensed consolidated financial statements include, but are not limited to, depreciation associated with property, plant and equipment and related impairment considerations of those assets, and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

Cash

For the purposes of the statements of cash flows, the Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts at each institution are insured by Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. We have not incurred losses related to these deposits.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016, Solaris LLC had $131 of allowance for doubtful accounts which was subsequently deemed uncollectible. The allowance for doubtful accounts of $131 and the related accounts receivable balance were fully extinguished in the first quarter of 2017. Allowance for doubtful accounts is zero as of September 30, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost, adjusted each quarter to measure inventory at the lower of cost or net realizable value, where net realizable value approximates estimated selling prices in the ordinary course of business. Adjustments that reduce the average cost will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three and nine months ended September 30, 2017 and 2016.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Proppant management systems and related equipment	Up to 15 years
Machinery and equipment	2-10 years
Furniture and fixtures	5 years
Computer equipment	3 years
Vehicles	5 years
Buildings	15 years

Systems that are in the process of being manufactured are considered property, plant and equipment. However, the systems in process do not depreciate until they are fully completed. Systems in process are a culmination of material, labor and overhead.

Expenditures for maintenance and repairs are charged against income (loss) as incurred. Betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the condensed consolidated financial statements and any resulting gain or loss is recognized in the condensed consolidated statements of operations.

The Company, on occasion, has had vehicles that are pledged against the respective notes payables for those vehicles. As of September 30, 2017, there were no vehicles pledged against notes payable. As of December 31, 2016, the cost of vehicles pledged was $859.

Definite-lived Intangible Assets

As of September 30, 2017 and December 31, 2016, the Company reported $67 and $36, respectively, of costs that were capitalized as definite-lived intangible assets. These intangible assets are related to patents that were filed for its systems. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is fifteen years based on estimates the Company believes are reasonable.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and nine months ended September 30, 2017 and 2016.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three and nine months ended September 30, 2017 and 2016.

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

Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the condensed consolidated statements of operations based on their estimated fair values. The Company recognizes expense on a straight-line basis over the vesting period of the respective grant.

Solaris LLC previously sponsored a stock-based management compensation program called the 2015 Membership Unit Option Plan (the “Plan”). Solaris LLC accounted for the units under the Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option-pricing model.

In connection with the Offering, the options granted under the Plan were modified by a conversion into options under the Solaris Long-Term Incentive Plan (the “LTIP”). Refer also to Note 9.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2017 and 2016, research and development costs were $1 and $42, respectively. For the nine months ended September 30, 2017 and 2016, research and development costs were $197 and $468, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of the Revolving Facility and Advance Loan Facility (each as defined below), for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the condensed consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

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

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our condensed consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Solaris LLC members are liable for U.S. federal income tax on their respective shares of the Company’s taxable income reported on the members’ U.S. federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of September 30, 2017 and as of December 31, 2016.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to the Texas franchise tax were approximately $30 and $13 for the three months ended September 30, 2017 and 2016, respectively. Total expenses related to the Texas franchise tax were approximately $75 and $26 for the nine months ended September 30, 2017 and 2016, respectively.

Payable to Related Parties Pursuant to the Tax Receivable Agreement

In connection with the Offering, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Original Investors and permitted transferees (each such person, a “TRA Holder”) on May 17, 2017. This agreement generally provides for the payment by Solaris to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris actually realizes (computed using simplifying assumptions to address the impact of state and local taxes or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Solaris’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated limited liability company agreement) and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

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

The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2017 and December 31, 2016, there were no environmental matters deemed probable.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017 09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim period for public business entities or reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017‑05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017‑05"). ASU 2017‑05 clarifies the scope of Subtopic 610‑20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610‑20 was issued in May 2014 as part of ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017‑05 clarify that a financial asset is within the scope of Subtopic 610‑20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610‑20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017‑05 are effective at the same time as the amendments in ASU 2014‑09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017‑05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 provides a screen for an entity to use to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. If the screen is not met, ASU 2017-01 requires that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 also removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted ASU 2016 09 in the third quarter of 2017 which did not have a material impact on the condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016‑09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016‑09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016‑09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016‑09 in the first quarter of 2017 which did not have a material impact on the condensed consolidated financial statements.

ASU 2016-09 requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows.  Previously, these amounts would have been recognized in additional paid in capital and presented as a financing activity on the statement of cash flows.  No net excess tax benefits were recognized as a reduction of income taxes for the three or nine months ended September 30, 2017 and 2016.

The Company has elected to prospectively account for forfeitures as they occur per ASU 2016-09, contrary to previously estimating the expected forfeitures.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows.  Previously, these cash flows would have been included in operating activities.  The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during the first quarter ending March 31, 2019. The Company is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). This ASU requires entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Inventory was previously required to be measured at the lower of cost or market, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2015‑11 in the first quarter of 2017 which did not have a material impact on the condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205‑40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014‑15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014‑15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years ending after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2014‑15 for the year ended December 31, 2016, which did not impact the condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014‑19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014‑09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract;(3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The Company is substantially complete with our analysis to review revenue streams, customer contracts and transactions that may be impacted by the adoption of this ASU. To date, the Company has not identified changes to its revenue recognition policies that would result in a material adjustment to its financial position, results of operations or cash flows. The Company still needs to establish proper presentation and disclosures. The Company has not yet selected a transition method. We intend to adopt ASU 2014-09 as of its effective date in the first quarter of 2018.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid purchase orders	$2,850	$126
Prepaid insurance	662	69
Deposits	237	114
Other receivables	262	94
Prepaid expenses and other current assets	$4,011	$403

Prepaid purchase orders have increased primarily related to deposits with vendors for steel and generators used in the manufacturing and operation of our systems.

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Proppant management systems and related equipment	$89,011	$51,899
Machinery and equipment	4,269	3,916
Furniture and fixtures	78	7
Computer equipment	1,552	829
Vehicles	3,323	1,235
Buildings	3,237	3,008
Logistics systems in process	4,793	—
Proppant management systems in process	5,999	1,252
Land	578	578
Property, plant and equipment, gross	112,840	62,724
Less: accumulated depreciation	(12,834)	(8,374)
Property, plant and equipment, net	$100,006	$54,350

Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,742 and $959, respectively, of which $1,523 and $857 is attributable to cost of proppant management system rental, $129 and $42 is attributable to cost of proppant management system services, and $90 and $60 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $4,276 and $2,739, respectively, of which $3,748 and $2,418 is attributable to cost of proppant management system rental, $283 and $111 is attributable to cost of proppant management system services, and $245 and $210 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $172 and $173 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended as of September 30, 2017 and 2016, respectively. The Company capitalized $492 and $515 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the nine months ended as of September 30, 2017 and 2016, respectively.

In July 2017, the company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12. Refer to Note 12 for commitments and contingencies in connection with additional construction plans for this asset.  This asset as well as construction costs incurred through September 30, 2017 are recognized in property, plant and equipment as Logistics systems in process.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2017	2016
Employee related expenses	$2,374	$1,237
Accrued real estate taxes	357	440
Accrued excise, franchise and sales taxes	335	83
Accrued operating expenses and other (1)	1,667	384
Accrued liabilities	$4,733	$2,144

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

Future principal minimum payments under the capital lease are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$8
2018	33
2019	33
2020	33
2021	33
Thereafter	107
Total payments	247
Less: amount representing imputed interest at 3.25%	(28)
Present value of payments	219
Less: current portion	(33)
Capital lease obligation, net of current portion	$186

7.    Notes Payable

Solaris LLC has, on occasion, financed its annual insurance policies and certain vehicles. As of September 30, 2017, there were no outstanding notes payable.

Notes payable was comprised of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Notes payable to insurance finance company	$—	$11
Notes payable to vehicle companies	—	440
Total notes payable	—	451
Less: current maturities	—	(169)
Notes payable, net of current portion	$—	$282

8.    Senior Secured Credit Facility

On May 17, 2017, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement, dated as of December 1, 2016 (the “Credit Agreement” and as amended by the First Amendment, the “Amended Credit Facility”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Credit Agreement’s revolving credit commitments (the “Revolving Facility”) from $1.0 million to $20.0 million, (ii) decrease the Credit Agreement’s advance term loan commitments (the “Advance Loan Facility”) from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which may be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default shall have occurred and be continuing and provided that no lender has any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permits extensions of credit up to the lesser of $20.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent may, at its discretion, require a desktop appraisal on equipment every six months). As of September 30, 2017, the borrowing base certificate delivered by us under the Revolving Facility reflected a borrowing base as of such date of $20.0 million.

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate, or LIBOR, plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on our leverage ratio. The Revolving Facility also includes a monthly commitment fee that we pay on undrawn amounts of the Revolving Facility in a range from 0.1875% to 0.50% depending on our leverage ratio; provided, however that we will not be required to pay such commitment fee for any month when we have outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility. During the continuance of an event of default, overdue amounts under the Amended Credit Facility has a scheduled maturity date of May 17, 2021.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Amended Credit Facility contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions. Our Company’s obligations under the Amended Credit Facility are secured by substantially all of our assets.

The Amended Credit Facility initially requires that we maintain, at all times, a ratio of net funded indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, provided that net funded indebtedness is subject to a cash adjustment with respect to any unrestricted cash and cash equivalents of the Borrower and its subsidiaries in an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. The Amended Credit Facility also requires that we maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. We were in compliance with all such ratios as of September 30, 2017. Additionally, our capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however, that we are permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to us used to fund such capital expenditures.

As of September 30, 2017, we had no borrowings under the Revolving Credit Facility outstanding with $20.0 million revolving commitments available.

9.    Equity

Stock-based compensation

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service based awards (generally the vesting period of the award of four years). For the three months ended September 30, 2017 and 2016, the Company recognized $110 and $36 of stock-based compensation expense on options, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $268 and $108 of stock-based compensation expense on options, respectively.

In connection with the Offering, a total of 648,676 shares of restricted stock were granted to certain employees, directors and consultants under the LTIP. 203,222 shares of the restricted stock were issued with a one-year vesting period and 445,454 shares of the restricted stock were issued with a three-year vesting period.

On July 18, 2017, 156,250 shares of restricted stock were granted to two employees under the LTIP. The 156,250 shares of restricted stock were issued with a vesting period of the later of one-year or the completion of rail and silo construction in connection with the first phase of development of the core infrastructure for the Kingfisher Facility and fully satisfy the related customer contract described in Note 12.

On August 23, 2017, 423,737 shares of restricted stock were granted to certain employees, directors and consultants under the LTIP with a three-year vesting period.

For the three and nine months ended September 30, 2017, the Company recognized $1,302 and $1,829, of stock-based compensation expense on restricted stock, respectively.

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

As of September 30, 2017, there were 8,367 Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2016 and 2017, there were no additional Solaris LLC Units issued. In March 2017, certain employees paid off their applicable promissory notes of $2.7 million principal and $315 of accrued interest in cash for previously assigned 27,368 Solaris LLC Units. In connection with the Offering, certain Original Investors used portions of their pro rata distributions to pay off portions of their applicable promissory notes of $668 principal and $88 of accrued interest for previously assigned 6,680 Solaris LLC Units. On May 22, 2017, June 2, 2017 and June 5, 2017, certain employees paid off portions of their applicable promissory notes of $446 principal and $50 of accrued interest for previously assigned 4,460 Solaris LLC Units.

As of September 30, 2017 and December 31, 2016, the outstanding principal for the notes totaled $837 and $4,688 and accrued interest for the notes totaled $108 and $457, respectively. These notes are recorded in stockholders’ and members’ equity as the notes were originally received in exchange for the issuance of membership units and are netted against the value of the respective units issued.

Earnings(Loss) Per Share

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to Solaris for the period from May 17, 2017 through September 30, 2017, the period following the Reorganization Transactions and IPO, by the weighted-average number of shares of Class A Common Stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A Common Stock or Class B Common Stock outstanding prior to May 17, 2017, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share, or EPS, for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
Basic net income per share:	September 30, 2017	September 30, 2017
Numerator
Net income attributable to Solaris	$1,379	$1,536
Less income attributable to participating securities (1)	(104)	(108)
Net income attributable to common stockholders	$1,275	$1,428

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	10,100	10,100
Effect of dilutive securities:
Stock options (2)	463	452
Diluted weighted-average shares of Class A Common Stock outstanding used to calculate diluted net income per share	10,563	10,552

Earnings per share of Class A Common Stock - basic	$0.13	$0.14
Earnings per share of Class A Common Stock - diluted	$0.12	$0.14

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

The three and nine months ended September 30, 2017 include 463 shares and 452 shares of Class A Common Stock resulting from an assumed conversion of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Class B Common Stock	32,366	32,366
Restricted stock awards	132	12
	32,498	32,378

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

Our effective tax rate of 6.68% for the three-months ending September 30, 2017 and 7.91% for the nine-months ending September 30, 2017 differs from statutory rates primarily due to Solaris LLC’s pass-through treatment for U.S. federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize a substantial portion of our deferred tax assets in the future. However, based on the Company’s assessment, we have recorded a valuation allowance of $3.7 million for the component of the deferred tax assets that are less than more-likely-than not to reverse in the foreseeable future.

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

Payable to Related Parties Pursuant to the Tax Receivable Agreement

As of September 30, 2017, our liability under the Tax Receivable Agreement was $11.5 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from the depreciation and amortization related to basis adjustments under Section 754 of the Internal Revenue Code of 1986, as amended, created in connection with the IPO. If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

11.  Concentrations

For the three and nine months ended September 30, 2017, four customers accounted for 61% and 63% of our revenue, respectively. For the three and nine months ended September 30, 2016, four customers accounted for 73% and 72% of our revenue, respectively. At September 30, 2017, two customers accounted for 46% of our accounts receivable.

For the three months ended September 30, 2017 and 2016, four suppliers accounted for 34% and 33% of our total purchases. For the nine months ended September 30, 2017 and 2016, six suppliers accounted for approximately 40% and 34% of our total purchases, respectively. As of September 30, 2017, two suppliers accounted for 24% of our accounts payable.

12.  Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements.

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2017 (remainder of)	$67
2018	336
2019	316
2020	268
2021 and thereafter	5,915
Total minimum lease payments	$6,902

The above amounts include $6.2 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s independent, unit-train capable transload facility in Oklahoma (the “Kingfisher Facility”) further described below.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. At September 30, 2017, Solaris LLC had commitments of approximately $7.0 million.

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven year customer contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility, which is effective upon the construction of the Kingfisher Facility.

Estimated capital investment for the first phase of development to complete core infrastructure and fully support the customer contract totals approximately $40 million and will be funded from available cash raised in connection with the IPO and cash flow from operations. This investment includes capital expenditures related to engineering and site preparation, as well as rail and silo construction that is scheduled to be fully completed by August 2018. This investment also includes certain performance based cash awards and performance based equity awards in the form of 156,250 shares of restricted stock, both contingent upon the completion of construction for the first phase of development that will be recognized during the period that such milestones are considered probable. As of September 30, 2017, the Company had remaining obligations related to executed agreements in connection with construction activities at the Kingfisher Facility of approximately $1.9 million.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty is $2.8 million as of September 30, 2017.  Refer to Note 13 for additional information regarding related party transactions recognized.

13.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three and nine months ended September 30, 2017, Solaris LLC paid $104 and $810 for these services of which $23 and $452 was included in salaries, benefits and payroll taxes, and $81 and $358 was included in selling, general and administrative expenses in the condensed consolidated statement of operations, respectively.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, by and between Solaris LLC and Solaris Energy Management, LLC (“SEM”), a company partially owned by William A. Zartler (as amended, the “Amended Services Agreement”).

All related party transactions are immaterial and have not been shown separately on the face of the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Solaris,” the "Company," "we," "us," and "our" refer to Solaris Oilfield Infrastructure, Inc and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included in the Prospectus filed by Solaris, this Quarterly Report on Form 10-Q and in the other related Solaris filings with the Securities and Exchange Commission (“SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Our Predecessor and Solaris

Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) was formed in July 2014. Solaris was formed in February 2017. In connection with its initial public offering of equity in May 2017 (the “IPO” or the “Offering”), Solaris became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

Overview

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we are currently constructing an independent, unit-train-capable transload facility in Oklahoma (the “Kingfisher Facility”) in order to further integrate our supply chain management and drive additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Holding Corp. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations and the Haynesville Shale. Since commencing operations in April 2014, we have grown our fleet from two systems to 68 systems.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, we have recently deployed our non-pneumatic loading option to provide additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This nonpneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers.

In July 2017, we entered into a seven-year contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility constructed and operated by Solaris in Kingfisher, Oklahoma.

The Kingfisher Facility will be located central to the active SCOOP/STACK plays and we believe it will be the first independent, unit-train capable, high speed transload facility in Oklahoma. The Kingfisher Facility will initially provide proppant transloading services, but will also have capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility will be located on a 300-acre parcel of land, directly on the Union Pacific Railroad. Solaris has secured a 30-year land lease with the State of Oklahoma and has started ordering long-lead construction items, breaking ground in August 2017. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks, including an initial 8,000 foot unit-train loop and 18,000 feet of rail sidetrack. Initial storage will include 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility will also service manifest trains and provide direct rail-to-truck transloading.

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

While overall drilling and completion activities have declined in North America from their highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in such activity in the third and fourth quarters of 2016 and throughout 2017 as hydrocarbon prices have recovered. Recently, there has been an increase in proppant demand as E&P companies have shifted toward:

•	drilling more and longer horizontal wells;
•	completing more hydraulic fracturing stages and utilizing more proppant per lateral foot;
•	utilizing multi-well pads; and
•	accelerating completion rates through “zipper fracs,” or the process of completing multiple adjacent wells simultaneously.

We believe that the demand for proppant will increase over the medium and long term as commodity prices rise from their recent lows, which will lead producers to resume completion of their inventory of drilled but uncompleted wells and undertake new drilling activities. Further, recent agreements by the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC members to reduce their oil production quotas have also provided upward momentum for WTI prices, which have increased to $54.30 per Bbl as of November 1, 2017, up from a low of $26.21 per Bbl in February 2016.

While we do not currently anticipate any shortages in the supply of the proppant used in hydraulic fracturing operations, supplies of high-quality raw frac sand, the most prevalent proppant used, are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. Accordingly, transportation costs often represent a significant portion of our customer’s overall product cost, and transferring large quantities of proppant to the well site presents a number of challenges, including the cost and management of last mile logistics. Additionally, increased focus on cost control and increased health, safety and environmental regulation has created numerous operational challenges that cannot be addressed with labor intensive proppant storage equipment, such as those that utilize individual containers for on-site proppant storage and handling.

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in eleven of the last twelve quarters beginning in the fourth quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 68 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 4,564 in the three months ended September 30, 2017 from 1,512 in the three months ended September 30, 2016, an increase of approximately 202%. Our total system revenue days increased to 10,566 in the nine months ended September 30, 2017 from 3,610 in the nine months ended September 30, 2016, an increase of approximately 193%.

The number of systems in our fleet increased to an average of 49.8 during the three months ended September 30, 2017 from an average of 24.0 during the three months ended September 30, 2016, an increase of approximately 108%. The average number of systems deployed to customers increased to 49.6 in the three months ended September 30, 2017 from 16.4 in the three months ended September 30, 2016, an increase of approximately 202%. In addition, our utilization rate increased from 69% in the three months ended September 30, 2016 to 100% in the three months ended September 30, 2017, an increase of 45%.

The number of systems in our fleet increased to an average of 39.9 during the nine months ended September 30, 2017 from an average of 23.0 during the nine months ended September 30, 2016, an increase of approximately 73%. The average number of systems deployed to customers increased to 38.7 in the nine months ended September 30, 2017 from 13.2 in the nine months ended September 30, 2016, an increase of approximately 193%. In addition, our utilization rate increased from 57% in the nine months ended September 30, 2016 to 97% in the nine months ended September 30, 2017, an increase of 70%.

For the purposes of the above paragraph, the following terms are defined as:

•	utilization rate: the number of total system revenue days in a period divided by the number of available days in a period; and
•

available days: the total number of days our systems are available to generate revenue in a period, which takes into account the date on which new systems are added to the fleet. If a system is added to the fleet during a period, the remaining days in the period are considered available days.

How We Generate Revenue

We currently generate revenue primarily through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically rent our systems on a monthly basis. In addition from time-to-time, we have evaluated and completed individual system sales on a case-by-case basis.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant management system rental (excluding depreciation and amortization);
•	Cost of proppant management system services (excluding depreciation and amortization);
•	Depreciation and amortization associated with the costs to build our systems;
•	Salaries, benefits and payroll taxes; and
•	Selling, general and administrative expenses; and
•	Other operating expenses.

Our cost of proppant management system rental (excluding depreciation and amortization) consists primarily of the costs of maintaining our equipment, as well as insurance and property taxes related to our equipment.

Our cost of proppant management system services (excluding depreciation and amortization) consists primarily of direct labor costs, and related travel and lodging expenses, and system transportation costs. A large portion of our cost of proppant management system services (excluding depreciation and amortization) are variable based on the number of systems deployed with customers.

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

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of proppant management systems we have deployed to customers from period to period.

Revenue Days

We view revenue days as an important indicator of our performance. We calculate revenue days as the combined number of days our systems earn revenue in a period. We assess our revenue days from period to period in relation to the number of proppant management systems we have available in our fleet.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash charges and unusual or non-recurring charges.

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

Corporate Reorganization

The historical condensed consolidated financial statements included in this report are based on the financial statements of our accounting predecessor, Solaris LLC, prior to our corporate reorganization consummated in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In connection with the IPO and the transactions related thereto, Solaris became a holding company whose sole material asset consists of Solaris LLC Units. Solaris is the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

In addition, in connection with the IPO, Solaris entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (collectively, the “Original Investors”) and permitted transferees (each such person, a “TRA Holder”) on May 17, 2017. This agreement generally provides for the payment by Solaris to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Solaris actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the series of reorganization transactions completed on May 17, 2017 (the “Reorganization Transactions”) or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated limited liability company agreement) and (ii) imputed interest deemed to be paid by Solaris as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

We anticipate that we will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from any future redemptions of Solaris LLC Units from our Original Investors as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption;
•

to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we will record 85% of the estimated realizable tax benefit as an increase to our payables associated with the future payments due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the exchange will be included in net income for the period in which those changes occur. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income for the period in which the change occurs.

Fleet Growth

We have experienced significant growth over the past three years. Since commencing operations in April 2014, we have grown our fleet from two systems to  systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to five as of November 2, 2017. Since the fourth quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in twelve of the last thirteen quarters. We have increased our system revenue days by more than 2,523% from the second quarter of 2014 to the third quarter of 2017, representing a 173% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

Public Company Expenses

Upon the completion of the IPO, we incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and incremental director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.

Income Taxes

Solaris is a corporation and as a result, is subject to U.S. federal, state and local income taxes. Although Solaris LLC is subject to franchise tax in the State of Texas (at less than 1% of modified pre-tax earnings) it passes through its taxable income to its owners, including Solaris, for U.S. federal and other state and local income tax purposes and thus is not subject to U.S. federal income tax or other state or local income taxes. Accordingly, the financial data attributable to Solaris LLC contains no provision for U.S. federal income tax or income taxes in any state or locality other than franchise tax in the State of Texas.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Revenue
Proppant management system rental	$15,062	$3,846	$11,216
Proppant management system services	3,416	902	2,514
Total revenue	18,478	4,748	13,730
Operating costs and expenses:
Cost of proppant management system rental (excluding $1,523 and $857 of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively, shown separately)	641	386	255
Cost of proppant management system services (excluding $129 and $42 of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively, shown separately)	3,933	1,501	2,432
Depreciation and amortization	1,742	959	783
Salaries, benefits and payroll taxes	2,942	635	2,307
Selling, general and administrative (excluding $90 and $60 of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively, shown separately)	1,176	543	633
Other operating expenses	(38)	—	(38)
Total operating costs and expenses	10,396	4,024	6,372
Operating income	8,082	724	7,358
Interest expense, net	(27)	(5)	(22)
Other income (expense)	(32)	6	(38)
Total other income (expense)	(59)	1	(60)
Income before income tax expense	8,023	725	7,298
Benefit (provision) for income taxes	(617)	(14)	(603)
Net income	7,406	711	6,695
Less: net (income) loss related to Solaris LLC	—	(711)	711
Less: net (income) related to non-controlling interests	(6,027)	—	(6,027)
Net income attributable to Solaris	$1,379	$—	$1,379

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $11.3 million, or 297%, to $15.1 million for the three months ended September 30, 2017 compared to $3.8 million for the three months ended September 30, 2016. This increase was primarily due to a 202% increase in the number of revenue days, or 3,052 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $2.5 million, or 278%, to $3.4 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016. Proppant management system services revenue related to field technicians and transportation has increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites.

Operating Expenses

Total operating costs and expenses for the three months ended September 30, 2017 and 2016 were $10.4 million and $4.0 million, respectively, which represented 56% and 85% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of an increase in salaries, benefits and payroll taxes related to increases in indirect personnel and deferred compensation. Cost of proppant management system services increased as a result of an increase in the number of field technicians and amount of system transportation required to support the increase in our total systems deployed to customers. The average number of systems deployed to customers have increased to 49.6 in the three months ended September 30, 2017 from 16.4 in the three months ended September 30, 2016. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and the first nine months of 2017. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental. Cost of proppant management system rental increased $0.2 million, or 50%, to $0.6 million for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 4% and 10% for the three months ended September 30, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $0.9 million, or 69%, to $2.2 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant Management System Services. Cost of proppant management system services increased $2.4 million, or 160%, to $3.9 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. This increase was primarily due to an increase in labor and related costs of $1.2 million, or 180%, and travel and lodging costs of $0.4 million, or 233%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the three months ended September 30, 2017, coupled with an increase in third-party trucking services of $0.5 million, or 93% to transport incremental systems deployed to customers.

For the three months ended September 30, 2017, the cost of proppant management system services as a percentage of proppant management system services revenue decreased to 115% compared to 166% the three months ended September 30, 2016. Cost of proppant management system services as a percentage of proppant management system services revenue decreased for the three months ended September 30, 2017 as a result of increased operating efficiencies in regards to the service costs necessary to support our systems deployed to customers.

Cost of proppant management system services including depreciation and amortization expense increased $2.6 million, or 163%, to $4.1 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 70%, to $1.7 million for the three months ended September 30, 2017 compared to $1.0 million for the three months ended September 30, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $2.3 million, or 383%, to $2.9 million for the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016. The increase was due to an increase in stock based compensation expense of $1.4 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering and an increase of $0.8 million was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our systems, and industry activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million, or 140%, to $1.2 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016 due primarily to an increase of $0.5 million in professional fees and employee recruiting fees.

Other Operating Expenses. Other operating expenses in 2017 are primarily a change in payable related to parties pursuant to tax receivable agreements, partially offset by loss on disposal of field equipment and non-recurring transaction costs.

Net Income

Net income increased $6.7 million to $7.4 million for the three months ended September 30, 2017 compared to a net income of $0.7 million for the three months ended September 30, 2016, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash charges and unusual or non-recurring charges.

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

	Three months ended
	September 30,
	2017	2016	Change
	(in thousands)
Net income	$7,406	$711	$6,695
Depreciation and amortization	1,742	959	783
Interest expense, net	27	5	22
Income taxes (1)	617	14	603
EBITDA	$9,792	$1,689	$8,103
Stock-based compensation expense (2)	795	36	759
IPO bonuses (3)	617	—	617
Change in payable related to parties pursuant to tax receivable agreements	(83)	—	(83)
Loss on disposal of assets	41	—	41
Other (4)	36	—	36
Adjusted EBITDA	$11,198	$1,725	$9,473

(1)	Income taxes include add-back for federal and state taxes.
(2)	Represents stock-based compensation costs of $0.7 million related to restricted stock awards and $0.1 million related to the options issued under the Plan.
(3)

Represents stock-based compensation expense of $0.6 million related to restricted stock awards with one-year vesting that were granted to certain employees and consultants in connection with the Offering.

(4)	Non-recurring transaction costs.

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $8.1 million to $9.8 million for the three months ended September 30, 2017 and Adjusted EBITDA increased $9.5 million to $11.2 million for the three months ended September 30, 2017 compared to $1.7 million for the three months ended September 30, 2016. EBITDA and Adjusted EBITDA increased 480% and 559%, respectively, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Revenue
Proppant management system rental	$34,560	$8,679	$25,881
Proppant management system services	7,631	2,189	5,442
Total revenue	42,191	10,868	31,323
Operating costs and expenses:
Cost of proppant management system rental (excluding $3,748 and $2,418 of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively, shown separately	1,588	1,181	407
Cost of proppant management system services (excluding $283 and $111 of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively, shown separately	8,640	3,301	5,339
Depreciation and amortization	4,276	2,739	1,537
Salaries, benefits and payroll taxes	5,687	1,992	3,695
Selling, general and administrative (excluding $245 and $210 of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively, shown separately	3,653	1,842	1,811
Other operating expenses	3,770	—	3,770
Total operating costs and expenses	27,614	11,055	16,559
Operating income (loss)	14,577	(187)	14,764
Interest expense, net	(71)	(14)	(57)
Other income (expense)	(119)	7	(126)
Total other income (expense)	(190)	(7)	(183)
Income (loss) before income tax expense	14,387	(194)	14,581
Benefit (provision) for income taxes	(1,137)	(26)	(1,111)
Net income (loss)	13,250	(220)	13,470
Less: net (income) loss related to Solaris LLC	(3,665)	220	(3,885)
Less: net (income) related to non-controlling interests	(8,049)	—	(8,049)
Net income attributable to Solaris	$1,536	$—	$1,536

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $25.9 million, or 298%, to $34.6 million for the nine months ended September 30, 2017 compared to $8.7 million for the nine months ended September 30, 2016. This increase was primarily due to a 193% increase in the number of revenue days, from 3,610 days in the nine months ended September 30, 2016 to 10,566 days in the nine months ended

September 30, 2017, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $5.4 million, or 245%, to $7.6 million for the nine months ended September 30, 2017 compared to $2.2 million for the nine months ended September 30, 2016. Proppant management system services revenue related to field technicians and transportation has increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites.

Operating Expenses

Total operating costs and expenses for the nine months ended September 30, 2017 and 2016 were $27.6 million and $11.1 million, respectively, which represented 65% and 102% of total revenue, respectively. Other operating expenses are primarily related to non-recurring charges, including those related to the Reorganization Transactions. Excluding other operating expenses, total operating costs and expenses for the nine months ended September 30, 2017 and 2016 were $23.8 million and $11.1 million, respectively, which represented 57% and 102% of total revenue, respectively. Total operating expenses increased year-over-year primarily as a result of an increase in the cost of proppant management system services which includes direct labor and related maintenance and transportation costs. Cost of proppant management system service increased as a result of an increase in the number of field technicians and amount of system transportation required to support the increase in our total systems deployed to customers. The average number of systems deployed to customers have increased to 38.7 in the nine months ended September 30, 2017 from 13.2 in the nine months ended September 30, 2016. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and throughout 2017. Salaries, benefits and payroll taxes and selling, general and administrative expenses, increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental. Cost of proppant management system rental increased $0.4 million, or 33%, to $1.6 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% and  14% for the nine months ended September 30, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $1.7 million, or 47%, to $5.3 million for the nine months ended September 30, 2017 compared to $3.6 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant Management System Services. Cost of proppant management system services increased $5.3 million, or 161%, to $8.6 million for the nine months ended September 30, 2017 compared to $3.3 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in labor and related costs of $2.4 million, or 143%, and travel and lodging costs of $0.7 million, or 170%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the nine months ended September 30, 2017, coupled with an increase in third-party trucking services of $1.6 million, or 180%, to transport incremental systems deployed to customers.

For the nine months ended September 30, 2017, the cost of proppant management system services as a percentage of proppant management system services revenue decreased to 113% compared to 151% for the nine months ended September 30, 2016. Cost of proppant management system services as a percentage of proppant management system services revenue decreased for the nine months ended September 30, 2017 as a result of increased operating efficiencies in regards to the service costs necessary to support our systems deployed to customers.

Cost of proppant management system services including depreciation and amortization expense increased $5.5 million, or 162%, to $8.9 million for the nine months ended September 30, 2017 compared to $3.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 56%, to $4.3 million for the nine months ended September 30, 2017 compared to $2.7 million for the nine months ended September 30, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $3.7 million, or 185%, to $5.7 million for the nine months ended September 30, 2017 compared to $2.0 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in stock based compensation expense of $2.0 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering. The remaining increase was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our systems, and industry activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 106%, to $3.7 million for the nine months ended September 30, 2017 compared to $1.8 million for the nine months ended September 30, 2016 due primarily to an increase of $1.6 million in professional fees and non-payroll employee costs.

Other Operating Expense. Other operating expenses in 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the offering, loss on disposal of field equipment and vehicles of $0.5 million, certain non-recurring organizational costs associated with the IPO of $0.3 million.

Net Income (loss)

Net income (loss) increased $13.5 million to $13.3 million for the nine months ended September 30, 2017 compared to a net loss of $0.2 million for the nine months ended September 30, 2016, due to the changes in revenues and expenses discussed above. Excluding other operating expenses which are primarily related to the Reorganization Transactions, Net income increased $17.2 million to $17.0 million for the nine months ended September 30, 2017 compared to a net loss of $0.2 million for the nine months ended September 30, 2016, due to the change in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash charges and unusual or non-recurring charges.

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

	Nine months ended
	September 30,
	2017	2016	Change
	(in thousands)
Net income (loss)	$13,250	$(220)	$13,470
Depreciation and amortization	4,276	2,739	1,537
Interest expense, net	71	14	57
Income taxes (1)	1,137	26	1,111
EBITDA	$18,734	$2,559	$16,175
IPO bonuses (2)	4,046	—	4,046
Stock-based compensation expense (3)	1,172	108	1,064
Loss on disposal of assets	451	—	451
Non-recurring organizational costs (4)	348	—	348
Change in payable related to parties pursuant to tax receivable agreements	(83)	—	(83)
Other (5)	36	—	36
Adjusted EBITDA	$24,704	$2,667	$22,037

(1)	Income taxes include add-back for federal and state taxes.
(2)

One-time cash bonuses of $3.1 million and stock-based compensation expense of $0.9 million related to restricted stock awards with one-year vesting that were paid or granted to certain employees and consultants in connection with the Offering.

(3)	Represents stock-based compensation costs of $0.9 million related to restricted stock awards, with three-year vesting and $0.3 related to the options issued under the Plan.
(4)	Certain non-recurring organizational costs associated with our IPO.
(5)	Non-recurring transaction costs.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $16.1 million to $18.7 million for the nine months ended September 30, 2017 and Adjusted EBITDA increased $22.0 million to $24.7 million for the nine months ended September 30, 2017 compared to EBITDA and Adjusted EBITDA of $2.6 million and $2.7 million, for the three and nine months ended September 30, 2016, respectively. EBITDA and Adjusted EBITDA increased 632% and 815%, respectively, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, borrowings under our Amended Credit Facility (as defined above) and proceeds from the IPO. Our primary uses of capital have been capital expenditures to support organic growth, construction of the Kingfisher Facility and the acquisition of our manufacturing facility and intellectual property. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.

On May 17, 2017, Solaris completed the offering of 10,100,000 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions and offering expenses payable by Solaris, Solaris received net proceeds of approximately $113.9 million. Solaris contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of approximately $5.5 million under the Credit Facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Original Investors as part of the corporate reorganization being undertaken in connection with the IPO. We have used a portion of the proceeds and intend to use the remaining proceeds for general corporate purposes, including funding our 2017 capital program. Following the IPO, we intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations, proceeds from the IPO and borrowings under our Amended Credit Facility. We currently estimate that our capital expenditures for 2017 will range from $80.0 million to $95.0 million, the majority of which we expect will be used to manufacture additional systems for our fleet and advance construction of the Kingfisher Facility. Based upon our current contracted capacity at the Kingfisher Facility, we estimate that approximately $40.0 million of capital expenditures will be required to complete the initial phase of the facility’s construction. However, to the extent that we are successful in contracting additional capacity at the Kingfisher Facility with other customers, additional capital expenditures may be required to further advance the construction of the facility. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow, proceeds from the IPO and available borrowings under our Amended Credit Facility will be sufficient to fund our operations for at least the next twelve months.

As of September 30, 2017, cash totaled $54.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$12,999	$768	$12,231
Net cash used in investing activities	(49,049)	(5,951)	(43,098)
Net cash provided by (used in) financing activities	86,478	(161)	86,639
Net change in cash	$50,428	$(5,344)	$55,772

Analysis of Cash Flow Changes for Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Activities. Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $0.8 million for the nine months ended September 30, 2016. The increase of $12.2 million in operating cash flow was primarily attributable to an increase in net income of $13.1 million due to an increase in the number of revenue days, offset by an increase of $7.2 million in inventories as a result of an increase in our manufacturing activities.

Investing Activities. Net cash used in investing activities was $49.0 million for the nine months ended September 30, 2017, compared to $6.0 million for the nine months ended September 30, 2016 due to an increase in the manufacturing rate of new systems. For the nine months ended September 30, 2017, $40.5 million of investing activities were capital expenditures related to manufacturing new systems, $2.1 million of investing activities were capital expenditures related to the purchase of vehicles to support the service of our systems and $4.8 million of investing activities were capital expenditures related to the construction of our Kingfisher Facility. For the nine months ended September 30, 2016, $5.9 million of investing activities were primarily related to capital expenditures related to manufacturing new systems.

Financing Activities. Net cash provided by financing activities of $86.5 million for the nine months ended September 30, 2017, was primarily related to $111.1 million in net proceeds received in the Offering and $4.3 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under the Amended Credit Facility and $25.8 million distributions to legacy members of Solaris LLC as part of the Reorganization Transactions undertaken in connection with the IPO.

Debt Agreements

Senior Secured Credit Facility

On May 17, 2017, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of December 1, 2016 (the “Credit Agreement” and, as amended by the First Amendment, the “Amended Credit Facility”), by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Credit Agreement’s revolving credit commitments (the “Revolving Facility”) from $1.0 million to $20.0 million, (ii) decrease the Credit Agreement’s advance term loan commitments (the “Advance Loan Facility”) from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which accordion may be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default shall have occurred and be continuing and provided that no lender has any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permits extensions of credit up to the lesser of $20.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent may, at its discretion, require a desktop appraisal on equipment every six months). As of September 30, 2017, the borrowing base certificate delivered by us under the Revolving Facility reflected a borrowing base as of such date of $20.0 million.

Borrowings under the Amended Credit Facility bear interest at a one-month London Interbank Offered Rate, or LIBOR, plus an applicable margin and interest shall be payable monthly. The applicable margin ranges from 3.00% to 4.00% depending on our leverage ratio. The Revolving Facility also includes a monthly commitment fee that we pay on undrawn amounts of the Revolving Facility in a range from 0.1875% to 0.50% depending on our leverage ratio; provided, however that we will not be required to pay such commitment fee for any month when we have outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility. During the continuance of an event of default, overdue amounts under the Amended Credit Facility will bear interest at 5.00% plus the otherwise applicable interest rate. The Amended Credit Facility has a scheduled maturity date of May 17, 2021.

The Amended Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Amended Credit Facility contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions. Our Company’s obligations under the Amended Credit Facility are secured by substantially all of our assets.

The Amended Credit Facility initially requires that we maintain, at all times, a ratio of net funded indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, provided that net funded indebtedness is subject to a cash adjustment with respect to any unrestricted cash and cash equivalents of the Borrower and its subsidiaries in an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. The Amended Credit Facility also requires that we maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. We were in compliance with all such ratios as of September 30, 2017. Additionally, our capacity to make capital expenditures is capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however, that we are permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to us used to fund such capital expenditures.

As of September 30, 2017, we had no borrowings under the Revolving Facility outstanding with $20.0 million in revolving commitments available.

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

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our combined financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned, but not yet billed less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. We consider accounts outstanding longer than the payment terms past due. We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. However, it is reasonably possible that the estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of September 30, 2017, we had no allowance for doubtful accounts.

Inventories

Inventories consists of materials used in the manufacturing of the proppant management systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost and issued at weighted average cost when consumed.

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

The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs benefit future periods, relative to our capitalization policy. Costs that increase the value or materially extend the life of the asset are capitalized and depreciated over the remaining useful life of the asset. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

Impairment of Long-Lived and Other Intangible Assets

Long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that are subject to change. There was no impairment for the three and nine months ended September 30, 2017 and 2016.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. There was no impairment for the three and nine months ended September 30, 2017 and 2016.

Stock-Based Awards

We follow the fair value recognition provisions in accordance with GAAP. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. We have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the appropriate risk-free rate of return.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Accounting Pronouncements” to our condensed consolidated financial statements as of September 30, 2017, for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Amended Credit Facility. We do not currently have any borrowings under our Amended Credit Facility.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30,  2017, two customers accounted for 25% and 21% of our total accounts receivable. As of December 31, 2016, one customer accounted for 23% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A Common Stock are described under Risk Factors, included in our prospectus dated May 11, 2017 and filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 15, 2017, as amended (the “Prospectus”). There have been no material changes to the risks described in the Prospectus, except for the risks related to the Kingfisher Facility, as described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The Kingfisher Facility currently only has one contracted customer on which we will initially rely for all of the facility’s revenues. We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could adversely affect our financial results.

The Kingfisher Facility currently only has one customer contract which will become effective upon the Company’s completed construction of the Kingfisher Facility. The Company will initially rely on one customer for all of the facility’s revenues, and our ability to replace, extend, or add additional customer contracts or increase contracted volumes on favorable terms, or at all, is subject to a number of factors, many of which are beyond our control. Any failure to obtain additional customers at the Kingfisher Facility or the loss of all or a portion of the revenues attributable to our existing customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise, could have a material adverse effect on our business, financial condition, prospects or results of operations. Significant delay or inability to complete construction of the Kingfisher Facility could result in delay of payments from our one contracted customer until such time construction is completed, if at all.

Delays, changes or increases in plans or costs with respect to the development of the Kingfisher Facility could delay or prevent anticipated project completion and may result in reduced earnings.

Construction and expansion of the Kingfisher Facility is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals on a timely basis or at all. Any delay in project construction, including difficulties in engaging qualified contractors necessary to the construction, shortages of equipment, material or skilled labor, increases in the prices of materials, natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents and terrorism, unscheduled delays in the delivery of ordered materials and work stoppages and labor disputes may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from the Kingfisher Facility. A significant construction delay, whatever the cause, may result in reduced earnings and an inability to complete construction of the Kingfisher Facility as initially planned, or at all. These events could have a material adverse effect on our financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

10.1†

Sand Storage and Transload Agreement, dated July 27, 2017, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A (File No. 001-38090) filed with the Commission on October 19, 2017).

10.2*	Indemnification Agreement (Christopher M. Powell)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Confidential treatment has been requested as to certain portions thereto, which portions are omitted and have been filed separately with the Securities and Exchange Commission

*     Filed herewith.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

November 2, 2017	By:	/s/ Gregory A. Lanham
Gregory A. Lanham
Chief Executive Officer
(Principal Executive Officer)

November 2, 2017	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
Chief Financial Officer
(Principal Financial Officer)