Form 10-K
period 2017-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2018-03-06
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of Registrant as of June 30, 2017: $85,230,210

As of March 6, 2018, the registrant had 25,149,160 shares of Class A common stock, $0.01 par value per share, and 20,906,844 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well service technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our proppant management systems and transloading services;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation;
•	credit markets;
•	leasehold or business acquisitions;
•	uncertainty regarding our future operating results;
•	significant changes in the rail industry or the rail lines that service our business, such as increased regulation, embargoes and disruption in service; and
•	plans, objectives expectations and intentions contained in this Annual Report that are not historical.

All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Risk Factors," which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1

You should read this entire report carefully, including the risks described under Part 1, Item 1A. Risk Factors and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except as otherwise indicated or required by the context, all references in this Annual Report on Form 10-K to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering, unless we state otherwise or the context otherwise requires.

Item 1.      Business

Our Predecessor and Solaris

Solaris Inc. was incorporated in Delaware in February 2017 for the purpose of completing an initial public offering of equity (the "IPO" or the "Offering") and related transactions. On May 11, 2017, in connection with the Offering, Solaris Inc. became a holding company whose sole material assets are units in Solaris LLC ("Solaris LLC Units"). Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business.

Overview

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. Our solutions include high-efficiency mobile and permanent infrastructure that increases proppant throughput capacity at critical junctures in the supply chain, as well as software and technology designed to optimize how proppant is dispatched across the supply chain.

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers' cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that further integrates our supply chain management and drives additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production ("E&P") companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Holding Corp. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale and the Marcellus and Utica Shales.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today's horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of vertical proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, our non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This non-pneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers' costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers. In addition,  our systems are scalable and we have experienced increased demand for our larger capacity system, which utilizes 12 silos per location. This added buffer provides our customers with additional on-site storage, which helps further alleviate logistics bottlenecks upstream of the well site.

We have also developed a proprietary inventory management system, PropView® to enable our customers to track inventory levels in, and delivery rates from, each silo in a system on a real-time and remote basis. In December 2017 the Company completed its acquisition of substantially all of the assets of Railtronix, LLC, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations, (“Railtronix™”). By integrating Railtronix and PropView, we believe we are uniquely positioned to provide critical supply chain data to help our customers improve the reliability of proppant supply, save time and reduce the delivered cost of proppant by monitoring key data points and performance indicators.

Our mobile proppant management system improves well site health, safety and environmental conditions ("HS&E") by reducing respirable dust, decreasing the number of well site personnel and providing enhanced lighting. We expect the well site HS&E improvements provided by our systems, combined with increased industry focus on HS&E matters, will support continued adoption of our systems.

We manufacture our systems in our facility in Early, Texas, which is proximate to some of the most prolific oil and natural gas producing regions in the country. We are currently manufacturing approximately eight systems per month. We have been able to achieve this manufacturing rate through selective outsourcing of certain components of our systems. Our vertically integrated manufacturing capability allows us to better control our supply chain and incorporate improvements and additional features into our systems based on our experience and customer feedback. Additionally, we believe that controlling our manufacturing process provides us cost advantages that improve our returns on capital.

As illustrated in the following chart, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in thirteen of the last fourteen quarters, and we have increased our system revenue days by more than 3,432% from the second quarter of 2014 to the fourth quarter of 2017, representing a 176% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

In order to further integrate our supply chain management capabilities, we are developing the Kingfisher Facility, which we believe will be the first independent, unit-train-capable transload facility in Oklahoma. The facility is in Kingfisher County, Oklahoma, which is strategic to the active SCOOP/STACK formations. We commenced initial transloading operations in January 2018 and we are receiving regular shipments of proppant for our customer. The facility is located directly on a Class I rail line owned by the Union Pacific Railroad; phase one of the 300-acre facility will include an 8,000 foot unit-train loop, 30,000 tons of high efficiency silo storage and an additional 18,000 feet of rail sidetrack. The unit-train loop and silo storage will enable the Kingfisher Facility to unload a unit train of 120 rail cars in approximately 24 hours and load more than 10,000 tons into trucks in a 24-hour period. In connection with the development of the Kingfisher Facility, we entered into a seven-year contract with minimum quarterly volume commitments with a leading exploration and production company to provide rail-to-truck and high-efficiency sand silo transload and storage services at the facility. The seven-year term commenced in January 2018. We estimate that our current contracted minimum volumes represent approximately 50% of the operational capacity of the initial phase of the facility's construction, and we are actively seeking to contract additional capacity at the facility with other customers. While the Kingfisher Facility will initially provide proppant transloading services, it will also have the capability to provide transloading services for other drilling and completion related consumables.

Organizational Structure

As the sole managing member of Solaris LLC, Solaris Inc. operates and controls all of the business and affairs of Solaris LLC, and through Solaris LLC and its subsidiaries, conducts its business. As a result, Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris Inc., which will reduce net income (loss) attributable to Solaris Inc.'s Class A stockholders. As of December 31, 2017, Solaris Inc. owned 43% of Solaris LLC.

In connection with the IPO, we completed a series of reorganization transactions on May 17, 2017 (the "Reorganization Transactions"), including among other things:

•

Solaris LLC's limited liability company agreement was amended and restated (as amended and restated, the "Solaris LLC Agreement") to, among other things, appoint Solaris Inc. as sole managing member, and to convert all of the membership interests in Solaris LLC held by its then-existing members (the “Original Investors”) were converted into (i) a single class of units in Solaris LLC, referred to as "Solaris LLC Units," and (ii) the right to receive the distributions of cash and shares of Solaris Inc.'s Class B common stock described below;

•

Solaris Inc. issued and contributed shares of its Class B common stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A Common Stock issued in the IPO; and

•	Solaris LLC distributed to each Original Investor one share of Class B common stock for each Solaris LLC Unit held by such Original Investor; and

Each share of Class B common stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our amended and restated certificate of incorporation. We do not intend to list our Class B common stock on any exchange.

Under the Solaris LLC Agreement, each Original Investor has, subject to certain limitations, the right (the “Redemption Right”) to cause Solaris LLC to acquire all or a portion of its Solaris LLC Units for, at Solaris LLC's election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Solaris LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Solaris Inc. (instead of Solaris LLC) has the right (the "Call Right") to acquire each tendered Solaris LLC Unit directly from the exchanging Original Investor for, at Solaris Inc.'s election, (x) one share of Class A common stock or (y) an equivalent amount of cash. In addition, upon a change of control of Solaris Inc., Solaris Inc. has the right to require each holder of Solaris LLC Units (other than Solaris Inc.) to exercise its Redemption Right with respect to some or all of such unitholder's Solaris LLC Units. In connection with any redemption of Solaris LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Original Investors (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). The term of the Tax Receivable Agreement commenced upon the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Right or the Call Right and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. For additional information regarding the Tax Receivable Agreement, see “Risk Factors—Risks Related to Our Class A Common Stock.”

Because Solaris Inc. is a holding company with no operations of its own, Solaris Inc.’s ability to make payments under the Tax Receivable Agreement is dependent on the ability of Solaris LLC to make distributions to Solaris Inc. in an amount sufficient to cover its obligations under the Tax Receivable Agreement. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a holding company. Our sole material asset is our equity interest in Solaris LLC and we are accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.” If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at Solaris Inc’s election or as a result of its breach), we would be required to make a substantial, immediate lump-sum payment.

The following diagram indicates our simplified ownership structure as of March 6, 2018. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

(1) Includes certain investment funds managed by Yorktown Partners LLC (“Yorktown”), certain of our officers and directors and the other current members of Solaris LLC.

Our History

We were formed in 2014 in connection with the purchase of two proppant management systems from Loadcraft Industries, Ltd., the original manufacturer of the systems, under an exclusive marketing arrangement. In September 2014, we acquired Loadcraft Industries' proppant management system manufacturing business, including a manufacturing facility located in Early, Texas, and commenced our manufacturing operations.

Since 2014, we have grown our fleet of proppant management systems from two systems to 91 systems, improved the capabilities of our systems and developed additional potential product offerings. Such improvements and offerings include:

•

Development of our third generation and current control system, which uses Rockwell Automation and Allen-Bradley components, has a program logic control based monitoring and operating platform, and is operated by a single technician from a single point;

•

Development of our proprietary PropView® system, which supplements our control system by measuring real time proppant inventory levels and delivery rates both in the well site data van and remotely through our mobile device application and website;

•

Development and construction of a non-pneumatic loading option which provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems;

•	Design and construction of alternative conveyor belt discharge heads that we believe can be integrated with the vast majority of frac blender designs; and
•	Design and construction of custom bolt-on tarps to reduce the amount of time proppant is exposed to the open air which we believe reduces silica dust that can occur in the handling of proppant.

We currently own 91 six-silo systems across the U.S. The following table provides locations of our fleet as of March 6, 2018:

	Number of	Percentage
Location	Systems	of Total
Permian Basin	54	60%
Eagle Ford Shale	22	24%
SCOOP/STACK Formations	10	11%
Marcellus Shale/Utica Shale	3	3%
Haynesville Shale	2	2%
Total	91	100%

System Design

Our patented mobile proppant management systems typically contain six silos, two base units, one central conveyor, and one PropView system. Each of the six silos has the capacity to store up to 420,000 pounds of proppant (4,200 cubic feet). Three silos are positioned on each base and the central conveyor is positioned between the two base units. A six-silo configuration includes twenty-four unloading points. The six-silo configuration provides increased inventory capacity compared to other systems, which reduces the amount of truck demurrage, or wait time, at the well site. Our systems are scalable and we are experiencing increased customer demand for our 12-silo configuration, driven by increased proppant loadings and multi-well pad development activity.

Our systems are powered with a single diesel generator. Hydraulic power is not required to operate our system; instead, the systems' motors are electrically driven and operate at variable speeds. Electricity is provided by one of two diesel generators that are standard on the systems while the other serves as a backup for redundancy purposes. The flow of proppant into the well site blender is controlled by the speed of the system's conveyors, which reduces the amount of proppant spillage and silica dust typically associated with labor-intensive, gate-controlled handling equipment. In addition, each silo contains a dust collection system that can handle up to 4,300 cubic feet per minute of proppant flow, which is the equivalent of unloading four pneumatic trucks simultaneously. Each system is also equipped with industrial-grade LED lighting located approximately 55 feet above the well site that provides 336,000 lumens of lighting on the well site.

Our systems are operated using our third-generation Rockwell Automation control system and each system is equipped with our integrated PropView system. The system can be operated by a single individual, who controls the flow of proppant into the well site blender from a rugged, LED-lit Allen-Bradley suitcase touch screen. Our proprietary PropView system enables our customers to track real time proppant inventory levels in and delivery rates from each silo. Our PropView system provides critical information to our customers both directly in the well site data van and remotely through our mobile device application and website. The availability of this data and the ability to integrate the data into existing monitoring systems enables our customers to realize efficiencies through better managing the delivery of proppant throughout the proppant supply chain and across multiple well sites.

Additionally, our systems are highly mobile and can be easily deployed to any North American basin in response to industry activity levels. Our systems do not require specialized equipment to transport and deliver proppant to the well site. Rather, our system is compatible with standard pneumatic trailers, the industry's most abundant proppant transportation option. Our systems are also compatible with other completion equipment, including blending units and pressure pumping fleets, and can store and deliver a full range of proppants, including raw frac sand, resin coated sand and ceramic proppant. The system's compatibility with other well site equipment provides E&P operators with the flexibility to select their preferred choice of pressure pumper and proppant type and source. Our non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to pneumatic trucks to fill and maintain inventory in our proppant management systems. This non-pneumatic loading option is compatible with our existing fleet with minimal modification.

Our systems require minimal maintenance for continued operation in the field, primarily consisting of routine replacement of fill tube components and routine maintenance of generators, all of which can be performed in the field without returning the systems to our manufacturing facility. Additionally, our systems have been configured with multiple redundancies, such as dual generators, dual central conveyor belts and twenty-four truck unloading positions, which further improve the overall reliability and efficiency of our customers' operations and enable them to complete more fracturing stages per day.

Early, Texas Manufacturing Facility

We manufacture our systems in our facility located in Early, Texas. Early is located in central Texas, which provides convenient access to our most active operating areas, the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations and the Haynesville Shale. We acquired our Early facility in September 2014 and have made capital improvements and improved the workflow in the plant to streamline the production process, increase output and reduce the cost of manufacturing our systems. We are currently producing approximately eight systems per month.

Our Early facility is located on 10.8 acres of contiguous land and includes over 100,000 square feet of covered manufacturing space. We manufacture new systems at the facility and, when appropriate, make repairs to and upgrade our systems. We cut, roll, weld and assemble our systems, including our custom transportation trailers, at the facility. Machinery and capabilities at our Early facility include steel rolling machines, overhead cranes, trunnions, positioners, I-beam assemblies, plasma tables and a paint booth.

We made capital improvements at our Early facility in late 2015 and early 2016 to streamline our manufacturing processes, including adding welding trunnions, production fixtures and overhead crane capacity that reduce the amount of time required to weld and assemble our systems. In addition, we reconfigured the layout of the plant to improve the manufacturing process flow. We believe our Early facility is a competitive advantage that provides us with a greater ability to control manufacturing costs, as well as additional supply chain and quality security and research and development capabilities.

We have historically outsourced the manufacturing of some of our system components in order to increase our manufacturing rate to meet market demand. All systems are completed and inspected in our Early facility to ensure quality control before entering the field.

Kingfisher Facility

In July 2017, we entered into a seven-year contract with an exploration and production company to provide proppant transloading service at a facility to be constructed and operated by Solaris in Kingfisher, Oklahoma. We commenced initial transloading operations at the facility in January 2018. The Kingfisher Facility is located central to the active SCOOP/STACK plays and we believe it is the first independent, unit-train capable, high speed transload facility in Oklahoma. We are initially focused on proppant transloading services, but the Kingfisher Facility will also have capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility is located on a 300-acre parcel of land, directly on a Class I rail line owned by the Union Pacific Railroad. Solaris secured a 30-year land lease with the State of Oklahoma and commenced construction activity in August 2017. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks, including an initial 8,000 foot unit-train loop and 18,000 feet of rail sidetrack. Initial storage will include 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility also services manifest trains and provides direct rail-to-truck transloading. The estimated capital investment for the first phase of development to complete core infrastructure and fully support the customer contract totals at the Kingfisher Facility is approximately $40.0 million. This investment includes capital expenditures related to engineering and site preparation, as well as rail and silo construction that is scheduled to be fully completed by August 2018.

Railtronix™

In December 2017, we acquired the assets of Railtronix, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations. As the U.S. oil and gas industry continues to transition towards manufacturing-style development of resource plays, operators and service companies are looking for new ways to digitalize their supply chains. By integrating Railtronix and PropView, we believe we are uniquely positioned to provide critical supply chain data to help our customers improve the reliability of proppant supply, save time and reduce the delivered cost of proppant by monitoring key data points and performance indicators.

Upon closing the acquisition, we integrated Railtronix into our business. We recently completed the first phase of data integration between the Railtronix and PropView inventory management systems in connection with commencing transloading operations at our Kingfisher Facility. We can now provide our customers with full visibility across their supply chain from the mine to well site.

Raw Materials and Key Suppliers

The primary raw materials used in the manufacturing of our systems are steel in the form of plate, bar stock and square and round tubing. We purchase steel and most other raw materials and components on the open market and rely on third parties for providing certain materials, including axles, motors and generators. We believe that we will be able to obtain an adequate supply of raw materials and finished goods to meet our manufacturing requirements because these items are generally available from multiple sources. However, prices for such raw materials and finished goods can fluctuate widely and represent a significant portion of the cost of manufacturing our systems. Accordingly, our cost of revenue and capital costs may be affected by changes in the market price or disruptions in the availability of raw materials, components and sourced finished goods, and significant increases in the cost of steel or other raw materials and motors, generators and other components could adversely affect our revenues or increase our costs. Steel represents 10% to 15%, purchased parts represent 40% to 50% and labor and indirect manufacturing costs represent 30% to 50% of the total cost of manufacturing a typical system.

We purchase the materials used in the manufacturing of our systems from various suppliers. We also work with select third-party manufacturers to fabricate certain components to supplement our internal production capacity during periods of peak demand. During the year ended December 31, 2017, two suppliers, RNB Controls, Inc. and Delta Steel Inc., as well as two third party manufacturers, Heil Trailer International Co. and BWJ Metalworks LLC, accounted for approximately 27% of our total spending. During the year ended December 31, 2016, three suppliers including RNB Controls, Inc., Stewart & Stevenson, LLC and Delta Steel Inc., accounted for approximately 26% of our total purchases.

We have historically relied on a limited number of suppliers for certain critical components used in our systems, including motors for our conveyor belts. To date, we have generally been able to obtain these motors and other equipment, parts and supplies necessary to support our manufacturing operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, including with respect to the supplier of our motors, we may not always be able to make alternative arrangements in the event of any interruption or shortage in the supply of certain of our materials. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Our Customers and Contracts

Our core customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders, and we typically provide our services on a monthly basis. For the year ended December 31, 2017, EOG Resources, Inc., ProPetro Holding Corp., Schlumberger Technology Corporation and Devon Energy Corporation accounted for approximately 23%,

15%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2016, EOG Resources, Inc. and ProPetro Holding Corp. accounted for approximately 39% and 11%, respectively, of our total revenues. Approximately 90% of our current fleet is deployed to customers who are renting multiple systems.

On July 27, 2017, we entered into a sand storage and transload agreement with a third-party customer pursuant to which we have agreed to provide certain rail-to-truck and high-efficiency sand silo transload and storage services for the customer's proppant volumes at the Kingfisher Facility. The agreement became effective in January 2018 when we received initial proppant volumes. The term runs seven years therefrom, with renewal options for additional six-month terms thereafter. Under the agreement, the customer pays us a base fee per ton that is transloaded at the facility and the customer has committed to minimum quarterly service and storage volume obligations. In the event of any quarterly shortfall, the customer is subject to a shortfall fee. The contracted minimum annual revenue upon completion of the initial phase of construction, which is expected by August 2018, is approximately $13.0 million, and we are actively seeking to contract additional capacity at the facility with other customers.

Competition

The oil and gas services industry is highly competitive. Please read "Risk Factors—Risks Related to Our Business—We face significant competition that may impede our ability to gain market share or cause us to lose market share." There are numerous large and small services companies in all regions of the United States with whom we compete. We face competition from proppant producers and proppant transporters who also offer solutions for unloading, storing and delivering proppant at well sites and also from competitors who, like us, are exclusively focused on developing more efficient proppant logistic solutions. Our main competitors include U.S. Silica, Proppant Express Solutions, LLC, FB Industries Inc., National Oilwell Varco, Inc., Charlton Hill, Sandcan, CIG Logistics, OmniTRAX, Inc. and Hi- Crush Partners LP.

Although some of our competitors have greater financial and other resources than we do, we believe that we are well positioned competitively due to our existing market share, patented protected technology, unique service offerings, low cost of operation and strong operational track record. The most important factors on which we compete are product and service quality, performance, reliability and price. Demand for our systems and services and the prices that we will be able to obtain for our systems and services, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant, including raw frac sand, resin-coated sand and ceramic proppant.

Segment Information and Geographic Area

Operating segments are defined under GAAP as components of an enterprise that (i) engage in activities from which it may earn revenues and incur expenses (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Solaris Inc.’s chief operating decision maker is the Chief Executive Officer. Solaris Inc. and the Chief Executive Officer view the Solaris LLC’s operations and manage its business as one operating segment.  All of our operations are conducted in one geographic area of the United States. For additional information, see Part II, Item 8. “Financial Statements and Supplementary Data.”

Seasonality

We provide our proppant management systems and services to E&P companies operating in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, impact our revenues generated from those regions. For a discussion of the impact of weather on our operations, please read “Risk Factors— Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”

Environmental and Occupational Health and Safety Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and protection of the environment. Compliance with these laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations in particular areas. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, the occurrence of delays in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur material costs or that such future compliance will not have a material adverse effect on our business and operating costs.

The following is a discussion of material environmental and occupational health and safety laws, as amended from time to time, that relate to our operations or those of our customers that could have a material adverse effect on our business.

Air Emissions

Our and our customers' operations are subject to the federal Clean Air Act (“CAA”) and analogous state laws, which restrict the emission of air pollutants and impose permitting, monitoring and reporting requirements on various sources. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of natural gas projects. Over the next several years, we and our customers may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues.  For example, in October 2015, the U.S. Environmental Protection Agency (“EPA”) issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018.  States are also expected to implement more stringent permitting and pollution control requirements as a result of this new final rule, which could apply to our or our customers’ operations.  Additionally, in June 2016, the EPA published a final rule under the CAA that established criteria for aggregating multiple oil and gas sites into a single source for air-quality permitting purposes. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs, which could adversely impact our business.

Changing and increasingly stricter requirements, future non-compliance, or failure to maintain necessary permits or other authorizations could require us to incur substantial costs or suspend or terminate our operations.

Climate Change

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration by states or groupings of states of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants, which reviews could require securing Prevention of Significant Deterioration (“PSD”) permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering, compression and boosting facilities as well as blowdowns of natural gas transmission pipelines, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rules with the new source performance standards.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards will expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations.  However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time.  In another example, the federal Bureau of Land Management (“BLM”) published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands.  However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019.  The suspension of the November 2016 final rule is being challenged in court.  These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our or our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.

Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This "Paris Agreement" was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our systems and services, results of operations, and cash flows. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce, which could reduce demand for our systems and services.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act ("CWA"), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure ("SPCC") requirements require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak, and the development and maintenance of SPCC plans at our or our customers' facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by the U.S. Army Corps of Engineers (the “Corps”) pursuant to an appropriately issued permit.

In June 2015, the EPA and the Corps published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States including wetlands, but legal challenges to this rule followed.  The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case.  The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a final rule on February 6, 2018 specifying that the contested June 2015 rule would not take effect until February 6, 2020.  Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed.  As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Hydraulic Fracturing

We manufacture and operate proprietary equipment and provide well site services that enhance the delivery of proppant used by hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and oil from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemical additives under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers use our systems and services in their hydraulic fracturing activities.

While the U.S. Congress has from time to time considered regulation of hydraulic fracturing, no such legislation has been adopted. Rather, hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. However, several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.  Additionally, the EPA asserted regulatory authority in 2014 pursuant to the U.S. Safe Drinking Water Act's ("SDWA") Underground Injection Control ("UIC") program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. The EPA also published final rules under the CAA in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing. Also, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants and, in May 2014, published an ANPR regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands.  However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.

Also, some states have adopted, and other states have, from time to time, considered adopting regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes.

The adoption of new laws or regulations at the federal or state levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers' costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could adversely impact demand for our systems and services. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our systems and services, have a material adverse effect on our business, financial condition and results of operations.

Non-Hazardous and Hazardous Wastes

The Resource Conservation and Recovery Act ("RCRA") and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. In the course of our operations, we generate waste that are regulated as non-hazardous wastes and hazardous wastes, obligating us to comply with applicable standards relating to the management and disposal of such wastes. In addition, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA's less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in response to the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency's failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and as waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our customers' costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.

Site Remediation

The CERCLA and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. We generate materials in the course of our operations that may be regulated as hazardous substances.

Endangered Species

The Endangered Species Act ("ESA") restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. As a result of one or more settlements entered into by the U.S. Fish and Wildlife Service, that agency is required to consider listing numerous species as endangered or threatened under the Endangered Species Act by specified timelines. Current ESA listings and the designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our or our customers' performance of operations, which could adversely affect or reduce demand for our systems and services.

Worker Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

State and Local Regulation

We are subject to a variety of state and local environmental review and permitting requirements. Some states, including Texas where our manufacturing facility is located, have state laws similar to major federal environmental laws and thus our operations are also subject to state requirements that may be more stringent than those imposed under federal law. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project's impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Texas has specific permitting and review processes for oilfield service operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

Intellectual Property

We continuously seek to innovate our manufacturing processes and product and service offerings to enhance our operations and deliver increased value to our customers. Our engineering team is focused on continuing to improve our manufacturing operations, expanding the capabilities of our systems and enhance our service offerings. We believe our investment in research and development will result in the development of complementary products and services, which will provide a competitive advantage as our customers focus on extracting oil and natural gas in the most economical and efficient ways possible.

We seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights. We believe our patents, trademarks, and other protections for our proprietary technologies are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.

As of December 31, 2017, we had two issued patents in the United States and corollary patents issued in Canada and Mexico; two utility patent applications in the United States and Canada and one provisional patent applications in the United States, each relating to our systems and services and other technologies. Our issued patents expire, if all of the maintenance fees are paid, between 2032 and 2033. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, any patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

Properties and Insurance

Our principal properties are described above under the captions "—Early, Texas Manufacturing Facility" and "—Kingfisher Facility." We believe that our properties and facility are adequate for our operations and are maintained in a good state of repair in the ordinary course of our business. However, our assets may be affected by natural or man-made disasters and other external events that may disrupt our manufacturing operations. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

Further, claims for loss of oil and natural gas production and damage to formations can occur in our industry. Litigation arising from a catastrophic occurrence at a location where our systems are deployed or services are performed may result in our being named as a defendant in lawsuits asserting large claims.

We believe that our insurance coverage is customary for the industry in which we operate and adequate for our business. To address the hazards inherent in our business, we maintain insurance coverage that includes first-party physical damage coverage, third-party general liability insurance, auto liability, employer's liability, environmental liability and other coverage, although coverage for environmental related losses is subject to certain limitations. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.

We customarily enter into MSAs with our customers that delineate our customer's and our respective indemnification obligations with respect to the systems we deploy. Generally, under our MSAs, we assume responsibility for pollution, contamination and other damage originating from any negligence or willful misconduct in our operation of the system. However, we generally do not assume responsibility for any other pollution or contamination that may occur during operations, including any pollution or contamination which may result from the actual proppant used on the well site, including pollution or contamination that may result from seepage or any other uncontrolled disbursement of proppant. While we have not received claims relating to pollution or contamination in the deployment of our systems, if we are ultimately deemed responsible, our obligations may include the control, removal and clean-up of any pollution or contamination. In such cases, we may be exposed to additional liability if we are negligent or commit willful acts causing the pollution or contamination. We routinely attempt to require and are sometime successful in requiring our customers to agree to indemnify us against claims arising from their employees' personal injury or death to the extent that their employees are injured by operating our systems, unless the loss is a result of our negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from the gross negligence or willful misconduct of our customer. The same principals often apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited by negligence or misconduct. Losses due to catastrophic events are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses above our insurance coverage that could materially and adversely affect our financial condition and results of operations.

Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, would have a material adverse effect on our financial condition, cash flows or results of operations.

Employees

As of December 31, 2017, we employed 266 people pursuant to an Administrative Services Agreement. For additional information, please see note “14. Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data." None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Available Information

We are required to file any annual, quarterly and current reports, proxy statements and certain other information with the SEC. Any documents filed by us with the SEC may be inspected without charge at the SEC’s Public Reference Room at 100 F Street, N.E.,

Washington, D.C. 20549. Copies of these materials may be obtained from such office upon payment of a duplicating fee. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report on Form 10-K, can be downloaded from the SEC's website.

Our principal executive offices are located at 9811 Katy Freeway, Suite 900, Houston, Texas 77024, and our telephone number is (281) 501-3070. Our website is at www.solarisoilfield.com. Our periodic reports and other information filed with or furnished to the SEC are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

Item 1A.        Risk Factors

The following are certain risk factors that affect our business, financial condition, results of operations and cash flows. Many of these risks are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. If any of the events described below were to actually occur, our business, financial condition, results of operations and cash flows could be adversely affected and our results could differ materially from expected and historical results, any of which may also adversely affect the holders of our stock.

Risks Related to Our Business

Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 caused a reduction in the exploration, development and production activities of most of our customers. In response, we reduced the prices we charged for our systems. Although a moderate recovery began in late 2016 and has continued through 2017 and early 2018, if  oil and natural gas prices decline below current levels for an extended period of time, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

•	expected economic returns to E&P companies of new well completions;
•	domestic and foreign economic conditions and supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the level of global oil and natural gas exploration and production;
•	the level of domestic and global oil and natural gas inventories;
•	the supply of and demand for hydraulic fracturing and equipment in the United States;

•

federal, state and local regulation of hydraulic fracturing activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•

U.S. federal, state and local and non-U.S. governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	technical difficulties or failures;
•	changes in the price and availability of transportation;
•	shortages or late deliveries of qualified personnel, equipment or supplies;
•	political and economic conditions in oil and natural gas producing countries;
•

actions by the members of Organization of Petroleum Exporting Countries with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts announced in November 2016;

•	global weather conditions and natural disasters;
•	worldwide political, military and economic conditions;
•	the cost of producing and delivering oil and natural gas;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	the discovery rates of new oil and natural gas reserves;
•

stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	the potential acceleration of development of alternative fuels;
•	significant changes in the rail industry or the rail lines services our business, such as increased regulation, embargoes and disruption in service; and
•	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing.

The volatility of oil and natural gas prices may adversely affect the demand for our systems and services and negatively impact our results of operations.

The demand for our systems and services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells. As a result, demand for proppants may decrease, which could, in turn, lead to lower demand for our systems and services and may cause lower prices and lower utilization of our assets. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past four years, the posted West Texas Intermediate ("WTI") price for oil has ranged from a low of $26.21 per barrel ("Bbl") in February 2016 to a high of $107.26 per Bbl in June 2014. During 2016 and 2017, WTI prices ranged from $26.21 to $60.46 per Bbl. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

We face significant competition that may impede our ability to gain market share or cause us to lose market share.

The market for proppant management and logistic services is becoming increasingly competitive. We face competition from proppant producers, pressure pumping companies, transloaders and proppant transporters who also offer solutions for unloading, storing and delivering proppant at well sites and also from competitors who, like us, are focused on developing more efficient last mile logistics management solutions. Some of these solutions utilize containers for on-site proppant storage, handling delivery and others use silo-based storage as we do. Some of our competitors have greater financial and other resources than we do and may develop technology superior to ours or more cost-effective than ours. Competition in our industry is thus based on price, consistency and quality of products, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. If our competitors are able to respond to industry conditions or trends more rapidly or effectively or resort to price competition, we may be unable to gain or maintain our market share or may lose market share or operating profit, which could have an adverse effect on our business, results of operations and financial condition.

Technological advancements in well service technologies, including those that reduce the amount of proppant required for hydraulic fracturing operations, could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies more rapidly than us. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology or changes in our customers' well completion designs could also reduce the demand for proppant or the amount of proppant required for hydraulic fracturing activities, thereby reducing or eliminating the need for our systems and services. Limits on our ability to effectively use, implement or adapt to new technologies may have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.

Our future results may be impacted by the uncertainty caused by an economic downturn, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers' spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers' spending for our systems and services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.

Reliance upon a few large customers may adversely affect our revenue and operating results.

Our top three customers collectively represented approximately 51% and 58% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, we typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. For example, for the years ended December 31, 2017 and 2016, we had approximately $0 and $0.1 million of bad debts, respectively, on which we do not expect to collect due to the bankruptcy of a customer. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.

The Kingfisher Facility currently only has one contracted customer on which we rely for all of the facility's revenues. We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could adversely affect our financial results.

The Kingfisher Facility currently only has one customer contract, which became effective in January 2018. We will initially rely on this one customer for all of the facility's revenues, and our ability to replace, extend, or add additional customer contracts or increase contracted volumes on favorable terms, or at all, is subject to a number of factors, many of which are beyond our control. Any failure to obtain additional customers at the Kingfisher Facility or the loss of all or a portion of the revenues attributable to our existing customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise, could have a material adverse effect on our business, financial condition, prospects or results of operations. Significant delay or inability to complete construction of the Kingfisher Facility could result in delay of payments from our one contracted customer until such time construction is completed, if at all.

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

Increases in regional sand or local sand, or additional transload facilities near our Kingfisher Facility, could affect the volumes and resulting profitability we experience at our Kingfisher Facility

The profitability of our Kingfisher Facility relies in large part upon the volumes of sand being processed through the facility.  Any increase in local or regional sand could eliminate our current and potential customers’ need for the Kingfisher Facility, thus reducing the throughput volumes and corresponding profitability.

Additionally, while we believe our Kingfisher Facility is strategically located in the SCOOP/STACK formation, any additional transload facilities constructed in close proximity to our Kingfisher Facility could result in increased competition for customers and prices and therefore reduce our operating results associated with the facility.

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.

Our commercial success depends on our patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. In particular, as of December 31, 2017, we had one patent issued with respect to our mobile proppant management system design and one patent issued with respect to the lifting and lowering mechanism utilized by our systems to erect and lower their silos. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, third parties may challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our systems may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

If we were to discover that our technologies or products infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. If our inability to obtain required licenses for our technologies or products prevents us from selling our products, that could adversely impact our financial condition and results of operations.

Additionally, we currently license certain third party intellectual property in connection with our business, and the loss of any such license could adversely impact our financial condition and results of operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our assets may be affected by natural or man-made disasters and other external events that may disrupt our manufacturing operations. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension or cancellation of operations. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, results of operations and financial condition. Claims for loss of oil and natural gas production and damage to formations can occur in our industry. Litigation arising from a catastrophic occurrence at a location where our systems are deployed or services are provided may result in our being named as a defendant in lawsuits asserting large claims.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.

Our assets require capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.

Our systems and facilities require capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to upgrade our facilities or any systems we may manufacture in the future. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing facilities or systems or build or acquire new ones. Such demands on our capital or reductions in demand for our systems and services and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.

We rely on a limited number of third party manufacturers to supplement our internal production capacity during periods of peak demand, and delays in deliveries of any outsourced components or increases in the cost of such outsourced components could harm our business, results of operations and financial condition.

We have established relationships with a limited number of manufacturers that fabricate certain components of our systems during periods of peak demand to supplement our internal production capacity. Should any of these third-party manufacturers be unable to provide or otherwise fail to deliver such components in a timely manner and in the quantities required, any resulting delays in the provision of such components could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of manufacturing such outsourced components may negatively impact demand for our systems or the profitability of our business operations.

We currently rely on a limited number of suppliers for certain equipment and materials to build our systems, and our reliance on a limited number of suppliers for such equipment and materials exposes us to risks including price and timing of delivery.

We currently rely on a limited number of suppliers for equipment and materials to build our systems. If demand for our systems or the components necessary to build such systems increases or our suppliers for our equipment face financial distress or bankruptcy, our suppliers may not be able to provide such equipment on schedule at the current price or at all. In particular, steel is the principal raw material used in the manufacture of our systems, and the price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control. Additionally, we depend on a limited number of suppliers for the motors that we use in our systems, which are a critical component. If our suppliers are unable to provide the raw materials and components needed to build our systems on schedule at the current price or at all, we could be required to seek other suppliers for the raw materials and components needed to build and operate our systems, which may adversely affect our revenues or increase our costs. Any inability to find alternative components at prices or with quality specifications similar to those deployed today could result in delays or a loss of customers.

Our business depends on our customers having access to an adequate supply of proppant to meet their needs.

There have been historical shortages of proppant during various periods, including between 2011 and 2014. Because our business depends upon the availability of proppant to our customers, any future proppant shortages could decrease the demand for our systems and services and have a material adverse effect on our operations, prospects and financial condition.

Fluctuations in transportation costs or the availability or reliability of transportation to supply our proppant management systems and transloading services could impair the ability of our customers to take delivery of proppant and thereby adversely impact our business.

Disruption of proppant transportation services due to shortages of rail cars, pneumatic trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair the ability of our customers to take delivery of proppant at the well site or our ability to provide transloading services. Accordingly, if there are disruptions of the services utilized by our customers (whether these services are provided by us or a third party), including but not limited to disruptions in the rail industry or a shortage of qualified motor carriers, and they are unable to find alternative transportation providers to transport proppants to the well site, our business could be adversely affected.

Additionally, any disruptions in transportation services associated with delivery of our proppant management systems could result in reduced revenue days associated with such systems or the loss of customers.

A number of our customers operate in urban areas, which could increase the costs of deploying our systems and/or decrease the demand for our systems.

A number of our current and potential customers operate in urban areas, which could disproportionately expose them to operational and regulatory risk in that area. For example, operations within the city limits of various municipalities in northeastern Colorado may involve additional expenses, including expenses relating to mitigation of noise, odor and light that may be emitted in the deployment of our systems, expenses related to the appearance of our systems and limitations regarding when and how our customers can operate our systems. In addition, we and our customers may experience a higher rate of litigation or increased insurance and other costs related to the deployment of our systems in such highly populated areas.

We may have difficulty managing growth of our business, which could adversely affect our financial condition and results of operations.

As a recently formed company, growth of our business could place a significant strain on our financial, technical, operational and management resources. As we expand the scope of our activities and our geographic coverage through organic growth, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, financial condition, results of operations and our ability to successfully or timely execute our business plan.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.

We do not conduct hydraulic fracturing but as our primary line of business, we do rent our systems and unload, store and deliver the proppants used in such systems, as well as provide transloading and other logistics services for our customers, who rely on hydraulic fracturing to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, in February 2014, the EPA asserted regulatory authority pursuant to SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. The EPA also published final rules under the CAA in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing.  The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016. That decision was subsequently appealed to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.  Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

From time to time, legislation has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, to date, such legislation has not been adopted. Also, some states and local governments have adopted, and other governmental entities have, from time to time, considered adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate.

Moreover, our customers typically dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in underground disposal wells. This disposal process has been linked to increased induced seismicity events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico and Arkansas. These and other states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used by our customers to cease disposal well activities, which developments could adversely affect our customers' business and result in a corresponding decrease in the need for our systems and services, which could have a material adverse effect on our business, financial condition, and results of operations.

Increased regulation and attention given to the hydraulic fracturing process and associated processes could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from developing shale plays, or could make it more difficult for our customers to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our systems and services and increased compliance costs and time, which could have a material adverse effect on our liquidity, results of operations, and financial condition.

Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. Our customers' inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Changes in transportation regulations may increase our costs and negatively impact our results of operations.

We are subject to various transportation regulations including as a motor carrier by the U.S. Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations and the operations of our customers are subject to numerous federal, regional, state and local laws and regulations relating to worker health and safety, protection of natural resources and the environment, and waste management, including the transportation and disposal of wastes and other materials. Numerous governmental entities, including the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in formations in connection with oil and natural gas drilling and production activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we are deploying our systems and providing our services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in prohibitions or restrictions on operations, assessment of sanctions including administrative, civil and criminal penalties, issuance of corrective action orders requiring the performance of investigatory, remedial or curative activities or enjoining performance of some or all of our operations in a particular area. In particular, under certain circumstances, environmental agencies may delay or refuse to grant required approvals or cancel or amend existing permits or leases that may relate to our customers' operations, in which event such operations may be interrupted or suspended for varying lengths of time, causing a reduced demand for our systems and services, an associated loss of revenue to us and adversely affecting our results of operations in support of those customers.

Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of regulated materials, such as oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. In addition, private parties, including the owners of properties upon which we deploy our systems or provide our services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition.

Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for oil and natural gas and could have a corresponding adverse effect on us by reducing the demand for our systems and services. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. In March 2016, OSHA amended its legal requirements, publishing a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessment, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recordkeeping. This final rule became effective in June 2016 and compliance deadlines with respect to hydraulic fracturing will apply on June 23, 2018. Federal and state regulatory authorities, including OSHA, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that the costs of complying with such future laws and regulations would not have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers' use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.

Anti-indemnity provisions enacted by many states may restrict or prohibit a party's indemnification of us.

We typically enter into agreements with our customers governing the use and operation of our systems and services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming have enacted statutes generally referred to as "oilfield anti-indemnity acts" expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such anti-indemnity acts may restrict or void a party's indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

Fuel conservation measures could reduce demand for oil and natural gas which would in turn reduce the demand for our systems and services.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal, and biofuels) could reduce demand for hydrocarbons and therefore for our systems and services, which would lead to a reduction in our revenues.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third-party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur in connection with the use of our systems or performance of our services, the affected customer may seek to terminate or cancel its use of our services and may be less likely to continue to use our systems, which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to bolster our staffing needs.

Climate change legislation and regulations restricting or regulating emissions of GHGs could result in increased operating and capital costs for our customers and reduced demand for our systems and services.

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases ("GHGs"). While no comprehensive climate change legislation has been implemented at the federal level, the EPA and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has adopted rules under authority of the CAA that, among other things, establish certain PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards will expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations.  However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time.  In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands.  However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019.  The suspension of the November 2016 final rule is being challenged in court.  These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our or our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This "Paris agreement" was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States' adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our systems and services, results of operations, and cash flows.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

Any future indebtedness could adversely affect our financial condition.

Although we currently have no indebtedness outstanding under our 2018 Credit Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements"), our 2018 Credit Agreement has a borrowing capacity of up to $70.0 million.

In addition, subject to the limits contained in our 2018 Credit Agreement, we may incur additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

•

covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;
•	we may be competitively disadvantaged to our competitors that are less leveraged or have greater access to capital resources; and
•	we may be more vulnerable to adverse economic and industry conditions.

If we incur indebtedness in the future, we may have significant principal payments due at specified future dates under the documents governing such indebtedness. Our ability to meet such principal obligations will be dependent upon future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay any incurred indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing.

Our 2018 Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our 2018 Credit Agreement.

Our 2018 Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions. Our ability to comply with these financial condition tests can be affected by events beyond our control and we may not be able to do so.

Our 2018 Credit Agreement contains certain financial covenants, including a certain leverage ratio and a certain minimum fixed charge coverage ratio we must maintain. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements."

If we are unable to remain in compliance with the financial covenants of our 2018 Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Our business is difficult to evaluate because we have a limited operating history.

We were formed in February 2017 and have limited historical financial and operating results. For purposes of this Annual Report on Form 10-K, our accounting predecessor is Solaris LLC, which was formed in July 2014. For periods prior to the IPO, our historical financial information and operational data described in this Annual Report on Form 10-K is that of Solaris LLC and its consolidated subsidiaries. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our chief executive officer or chief financial officer, could disrupt our operations. We do not have any written employment agreement with our executives at this time. Further, we do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

If we are unable to access the services of a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.

The manufacture and delivery of our products and performance of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to have access to the services of skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply is limited. As a result, competition for experienced personnel is intense, and a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.

We have completed and may, in the future, pursue asset acquisitions or acquisitions of businesses. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage acquisitions effectively, our results of operations could be adversely affected. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount time and resources and may divert management’s attention from existing operations or other priorities. Our failure to incorporate acquired assets or businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Such events could also mean an acquisition that we expected to be accretive is not accretive and, in extreme cases, the asset is idle.

Our industry overall has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could have a material adverse effect on our liquidity, results of operations and financial condition.

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. In addition, we are dependent upon a large number of independent contractors to service our business and construct our proppant management systems.  Increased competition for their services could result in a loss of available, skilled contractors or services at a price that is not as advantageous to our business, both of which could negatively affect our operating results. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our systems and services require skilled workers who can perform physically demanding work. As a result of our industry volatility, including the recent and pronounced decline in drilling activity, as well as the demanding nature of the work, many workers in our industry have left to pursue employment in different fields. Though our historical turnover rates have been significantly lower than those of our competitors, if we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.

Our systems and services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Litigation arising from operations where our systems are deployed or services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks.

In addition, our customer assumes responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are negligent or commit willful acts. Our customers generally agree to indemnify us against claims arising from their employees' personal injury or death to the extent that, in the case of our well site services, their employees are injured or their properties are damaged by such services, unless resulting from our gross negligence or willful misconduct. Our customers also generally agree to indemnify us for loss or destruction of customer-owned property or equipment. In turn, we agree to indemnify our customers for loss or destruction of property or equipment we own and for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.

Our operations are located in different regions of the United States, some of which are prone to periods of heavy snow, ice or rain and others of which may be prone to certain natural disasters such as tornadoes. The occurrence of any such severe weather conditions or natural disasters could cause our E&P customers to suspend operations, thereby reducing the demand for our systems and services and our ability to generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers' ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including but not limited to process control technology through our integrated Railtronix and PropView inventory management systems. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to deliver our systems and perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

A terrorist attack or armed conflict could harm our business.

The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our systems and services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into transactions with related parties. The details of certain of these transactions are set forth in note 14. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” Related party transactions create the possibility of conflicts of interest with regard to our management or directors. Such a conflict could cause an individual in our management or on our board of directors to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

Our historical financial statements may not be indicative of future performance.

Due to our limited operating history, comparisons of our current and future operating results with prior periods are difficult. As a result, our limited historical financial performance may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability.

We may record losses or impairment charges related to idle assets or assets that we sell.

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Future regulations relating to and interpretations of recently enacted U.S. federal income tax legislation may vary from our current interpretation of such legislation.

The U.S. federal income tax legislation recently enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. In the future, the Treasury Department and the Internal Revenue Service are expected to release regulations relating to and interpretive guidance of the legislation contained in the Tax Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

The final impact of the Tax Act on us could be materially different from our current estimates and could have an adverse impact on our tax obligations and effective tax rate.

The net benefits of the Tax Act, are recorded as provisional amounts as of December 31, 2017, represent the Company’s best estimate using information available to the Company as of March 6, 2018. The Company will refine its estimates to incorporate new or better information as it becomes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018. Recognized impacts could be materially different from current estimates based on our actual results in 2018 and our further analysis of the new law. Because we are in the process of fully quantifying the impact of the Tax Act on us, we expect to record any adjustments in 2018 in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 118. These adjustments could be material. The full impact of the Tax Act on our business, operations, and financial statements cannot be predicted at this time and we make no assurances in this regard. See Note 11 to the consolidated financial statements.

Changes to state tax laws in response to recently enacted U.S. federal tax legislation.

Currently, many states conform their calculation of corporate taxable income to the calculation of corporate taxable income at the U.S. federal level. Due to recently enacted changes to U.S. federal income tax laws, certain states may change or modify the calculation of corporate taxable income at the state level. Any resulting increase in costs due to such changes could have an adverse effect on our financial position, results of operations and cash flows.

Risks Related to Our Class A Common Stock

Solaris Inc. is a holding company. Solaris Inc.’s sole material asset is its equity interest in Solaris LLC and Solaris Inc. is accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.

Solaris Inc. is a holding company and has no material assets other than its equity interest in Solaris LLC. Solaris Inc. has no independent means of generating revenue. To the extent Solaris LLC has available cash, Solaris Inc. intends to cause Solaris LLC to make (i) generally pro rata distributions to its unitholders, including Solaris Inc., in an amount at least sufficient to allow Solaris Inc. to pay its taxes and to make payments under the Tax Receivable Agreement and any subsequent tax receivable agreements that Solaris Inc. may enter into in connection with future acquisitions and (ii) non-pro rata payments to it to reimburse it for Solaris Inc.’s corporate and other overhead expenses. To the extent that Solaris Inc. needs funds and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, Solaris Inc.’s liquidity and financial condition could be materially adversely affected.

Moreover, because Solaris Inc. has no independent means of generating revenue, its ability to make payments under the Tax Receivable Agreement is dependent on the ability of Solaris LLC to make distributions to Solaris Inc. in an amount sufficient to cover its obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of Solaris LLC's subsidiaries to make distributions to it. The ability of Solaris LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions is subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Solaris LLC or its subsidiaries and/other entities in which it directly or indirectly holds an equity interest. To the extent that Solaris Inc. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange (“NYSE”), with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We will need to:

•	institute a more comprehensive compliance function;
•	comply with rules promulgated by the NYSE;

•	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•	establish new internal policies, such as those relating to insider trading; and
•	involve and retain to a greater degree outside counsel and accountants in the above activities.

Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ending December 31, 2018, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending December 31, 2022. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Although our Class A common stock is listed on the NYSE, we do not know whether an active trading market will continue to develop or how liquid that market might be. You may not be able to resell your Class A common stock at or above the public offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the Class A common stock and limit the number of investors who are able to buy the Class A common stock.

Our principal stockholders collectively hold a significant amount of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the Original Investors own a substantial majority of our Class B common stock, representing 44% of our combined economic interest and voting power.

Although the Original Investors are entitled to act separately in their own respective interests with respect to their ownership in us, if the Original Investors choose to act in concert, they will together have the ability to strongly influence the election of the members of our board of directors, and thereby our management and affairs. In addition, they will be able to strongly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

So long as the Original Investors continue to control a significant amount of our common stock, each will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of the Original Investors may differ or conflict with the interests of our other stockholders. In addition, certain of our Original Investors, including Yorktown, and their respective affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Such Original Investors and their respective affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our directors hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see note 14. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.

Our governing documents provide that Yorktown, Wells Fargo Central Pacific Holdings, Inc. and our directors who are not also our officers, including William A. Zartler, the Chairman of our board of directors, and their respective portfolio investments and affiliates (collectively, the "Designated Parties") are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us.

In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

•	permits such Designated Parties to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•

provides that if such Designated Parties, or any employee, partner, member, manager, officer or director of such Designated Parties who is also one of our directors, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

The Designated Parties may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, the Designated Parties may dispose of oil and natural gas service assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to the Designated Parties could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:

•	dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;
•

providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum (prior to such time, vacancies may also be filled by stockholders holding a majority of the outstanding shares);

•

permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;

•

permitting special meetings of our stockholders to be called only by our board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;

•

requiring the affirmative vote of the holders of at least 75% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for "cause";

•	prohibiting cumulative voting in the election of directors;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws.

In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see "—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement."

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL"), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We do not plan to declare cash dividends on shares of our Class A common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell additional shares of our Class A common stock in subsequent offerings. In addition, subject to certain limitations and exceptions, the Original Investors may redeem their Solaris LLC Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock.

We previously filed a registration statement with the SEC on Form S-8 providing for the registration of 5,629,888 shares of our Class A common stock issued or reserved for issuance under our long term incentive plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock.

Solaris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.

In connection with the closing of the IPO, Solaris Inc. entered into a Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain benefits attributable to imputed interest. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales, other forms of business combination or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement. In addition, payments Solaris Inc. makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.

The payment obligations under the Tax Receivable Agreement are Solaris Inc.'s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing Solaris Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Solaris Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any redemption of Solaris LLC Units, the price of Solaris Inc.’s Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount and timing of the taxable income Solaris Inc. generates in the future, the U.S. federal income tax rates then applicable, and the portion of Solaris Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis.

The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. For additional information regarding the Tax Receivable Agreement, see note 11. “Income Taxes” under Part II, Item 8 “Financial Statements and Supplementary Data.”

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at Solaris Inc.’s election or as a result of its breach), we would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate of one-year London Interbank Offered Rate ("LIBOR") plus 100 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) Solaris Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to currently utilize any accumulated net operating loss carryforwards) and (ii) any Solaris LLC Units (other than those held by Solaris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, Solaris Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report on Form 10-K, the estimated termination payments would, in the aggregate, be approximately $122.1 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $153.5 million, based upon the last reported closing sale price of our Class A common stock on  December 31, 2017). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Please read note 11. “Income Taxes” under Part II, Item 8 “Financial Statements and Supplementary Data.”

In the event that Solaris Inc.’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A common stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) Solaris Inc. would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, Solaris Inc.’s payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in Solaris Inc. or Solaris LLC. Accordingly, the TRA Holders' interests may conflict with those of the holders of our Class A common stock. Please read "Risk Factors—Risks Related to Our Class A Common Stock—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits Solaris Inc. realizes, if any, in respect of the tax attributes subject to the Tax Receivable Agreement" and note 11. “Income Taxes”  under Part II, Item 8 “Financial Statements and Supplementary Data.”

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an "emerging growth company" under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) comply with any new requirements if adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. The Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards. We may remain an emerging growth company until December 31, 2022, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A common stock to be less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

If securities or industry analysts adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Moreover, if one or more of the analysts who cover our company downgrades our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Our principal properties are described in Item 1. “Business” under the captions “—Early, Texas Manufacturing Facility” and “—Kingfisher Facility.”

Item 3.       Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.      Mine Safety Disclosures

Not applicable.

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Class A common stock began trading on the NYSE under the symbol "SOI" on May 12, 2017. Prior to that, there was no public market for our Class A common stock. The table below sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock since May 12, 2017.

	Sales Price
	High	Low
2017:
Second Quarter (1)	$12.47	$9.90
Third Quarter	17.72	11.04
Fourth Quarter	22.01	14.03

(1)	For the period from May 12, 2017 through June 30, 2017.

On March 5, 2018, the closing price of our Class A common stock on the NYSE was $17.49 per share. As of March 5, 2018, we had approximately 13 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of March 5, 2018, we had 32 holders of record of our Class B common stock.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our 2018 Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2017.

Sales of Unregistered Equity Securities

On December 6, 2017, the Company completed its acquisition (the “Railtronix Acquisition”) of substantially all of the assets of Railtronix, LLC (“Railtronix™”). Railtronix™ is a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations. The Company paid $5 million in cash and issued 279,655 Solaris LLC Units and 279,655 shares of Class B common stock to the founder of Railtronix™ as consideration for the Railtronix Acquisition. This issuance of Solaris LLC Units and Class B common stock did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Under the Solaris LLC Agreement, each holder of Solaris LLC Units has, subject to certain limitations, the Redemption Right to cause Solaris LLC to acquire all or a portion of its Solaris LLC Units for, at Solaris LLC's election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Solaris LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Solaris Inc. (instead of Solaris LLC) has the Call Right to acquire each tendered Solaris LLC Unit directly from the exchanging holder for, at Solaris Inc.'s election, (x) one share of Class A common stock or (y) an equivalent amount of cash. In addition, upon a change of control of Solaris Inc., Solaris Inc. has the right to require each holder of Solaris LLC Units (other than Solaris Inc.) to exercise its Redemption Right with respect to some or all of such unitholder's Solaris LLC Units. In connection with any redemption of Solaris LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Item 6.       Selected Financial Data

Solaris Inc. was formed in February 2017 and did not have any historical financial or operating results prior to the IPO. Following the IPO, Solaris Inc. became the sole managing member for Solaris LLC. As a result, Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports noncontrolling interest related to the portion of Solaris LLC Units not owned by Solaris Inc., which reduces net income (loss) attributable to the holders of Solaris Inc.'s Class A stock. For periods prior to the completion of the IPO, the accompanying consolidated financial statements include the historical financial position and results of operations of Solaris LLC, our predecessor.

The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2017, 2016 and 2015. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year ended
	December 31,
	2017	2016	2015
	(in thousands, except per share and operating data)
Statement of Operations Data:
Total revenue	$67,395	$18,157	$14,205
Total operating costs and expenses (1)	41,934	15,296	15,418
Total other income (expense)	22,925	(15)	(93)
Income (loss) before income tax expense	48,386	2,846	(1,306)
Provision for income taxes	25,899	43	67
Net income (loss)	$22,487	$2,803	$(1,373)
Less: net (income) loss related to Solaris LLC	(3,665)	(2,803)	1,373
Less: net income related to non-controlling interests	(15,186)	—	—
Net income attributable to Solaris Inc.	$3,636	$—	$—
Earnings per share of Class A common stock—basic (2)	$0.28	$—	$—
Earnings per share of Class A common stock—diluted (2)	$0.27	$—	$—
Basic weighted-average shares of Class A common stock outstanding (2)	12,117	—	—
Diluted weighted-average shares of Class A common stock outstanding (2)	12,482	—	—
Balance Sheet Data (at period end):
Cash	$63,421	$3,568	$6,923
Property, plant and equipment, net	151,163	54,350	46,846
Total assets	287,060	77,236	70,553
Long-term debt (including current portion)	212	3,041	529
Total liabilities	45,500	5,890	3,085
Total liabilities, stockholders' and members’ equity	287,060	77,236	70,553
Cash Flow Statement Data:
Net cash provided by operating activities	$26,729	$4,521	$2,156
Net cash used in investing activities	(98,984)	(10,935)	(27,859)
Net cash provided by financing activities	132,108	3,059	7,878
Other Data:
Adjusted EBITDA (3)	$39,923	$6,788	$1,659
Revenue days (4)	16,712	5,745	2,579

(1)	Total operating costs and expenses include equity-based compensation expense as follows (excluding $1,080 recognized in Property, Plant and equipment on the Consolidated Balance Sheets):

	Year ended
	December 31,
	2017	2016	2015
	(in thousands, except per share and operating data)
Stock-based compensation expense	$3,701	$127	$64

(2)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through December 31, 2017, the period following the Reorganization Transactions and IPO.

(3)

Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read Item 7. "Note Regarding Non-GAAP Financial Measures."

(4)	Revenue days is defined as the combined number of days our systems earned revenues in a period.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering, unless we state otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Our Predecessor and Solaris

Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) was formed in July 2014. Solaris Inc. was incorporated as a Delaware corporation in February 2017 for the purpose of completing an initial public offering of equity in May 2017 (the “IPO” or the “Offering”) and related transactions. On May 11, 2017, in connection with the Offering, Solaris Inc. became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidate the financial results of Solaris LLC and its subsidiaries.

Overview

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. Our solutions include high-efficiency mobile and permanent infrastructure that increases proppant throughput capacity at critical junctures in the supply chain, as well as software and technology designed to optimize how proppant is dispatched across the supply chain.

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that integrates our supply chain management and drives additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Holding Corp. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale and the Marcellus and Utica Shales. Since commencing operations in April 2014, we have grown our fleet from two systems to 91 systems.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of vertical proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, our non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This nonpneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers. In addition, our systems are scalable and we have experienced increased demand for our larger capacity system, which utilizes 12 silos per location. This added buffer provides our customers with additional on-site storage, which helps further alleviate logistics bottlenecks upstream of the well site.

In July 2017, we entered into a seven-year contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility constructed and operated by Solaris in Kingfisher County, Oklahoma. The Kingfisher Facility is located central to the active SCOOP/STACK plays and we believe it will be the first independent, unit-train capable, high speed transload facility in Oklahoma. The Kingfisher Facility will initially provide proppant transloading services, but will also have capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility is located on a 300-acre parcel of land, directly on the Union Pacific Railroad with a 30-year land lease with the State of Oklahoma. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks, including an initial 8,000 foot unit-train loop and 18,000 feet of rail sidetrack. Initial storage will include 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility will also service manifest trains and provide direct rail-to-truck transloading. The Company broke ground on rail and storage construction in August 2017 which are expected to be completed by August 2018. We commenced initial transloading operations in January 2018 and we are receiving regular shipments of proppant for our customer. The seven-year contract term commenced in January 2018.

In December 2017, the Company completed its acquisition of substantially all of the assets of Railtronix, LLC (“Railtronix™”). Upon closing the acquisition, we integrated Railtronix into our business. We recently completed the first phase of data integration between the Railtronix and PropView® inventory management systems in connection with commencing transloading operations at our Kingfisher Facility. We can now provide our customers with full visibility across their supply chain – from the mine to well site.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of drilling and completion by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our products and services is driven by demand for proppant, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, which have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop.

Though the number of active rigs in North America has declined from the highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in demand for drilling and completion activity beginning in the third quarter of 2016 and continuing today as hydrocarbon prices have recovered somewhat. We expect this demand to continue to increase as E&P companies increase drilling and completion activities. According to Baker Hughes’ North American Rig Count, the number of active total rigs in the United States reached a low of 404, as reported on May 27, 2016, but has since increased by more than 142% to 91 active rigs as reported on March 2, 2018. If hydrocarbon prices stabilize at current levels or rise further, we expect to see further increased drilling and completion activity in the basins in which we operate. Should hydrocarbon prices decrease, the demand for our products and services may decrease due to potentially lower industry activity levels.

In addition to increased industry activity levels, we expect to benefit from increased horizontal drilling as well as other long-term macro industry trends that improve drilling economics such as (i) greater rig efficiencies that result in more wells drilled per rig in a given period, (ii) increased complexity and service intensity of well completions, including longer wellbore laterals, more and larger fracturing stages and higher proppant usage per well and (iii) accelerating completion rates through “zipper fracs,” or the process of completing multiple adjacent wells simultaneously.

While we do not currently anticipate any shortages in the supply of the proppant used in hydraulic fracturing operations, supplies of high-quality raw frac sand, the most prevalent proppant currently used, are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. Accordingly, transportation costs often represent a significant portion of our customer’s overall product cost, and transferring large quantities of proppant to the well site presents a number of challenges, including the cost and management of last mile logistics. Additionally, increased focus on cost control and increased health, safety and environmental regulation has created numerous operational challenges that cannot be addressed with labor intensive proppant storage equipment, such as those that utilize individual containers for on-site proppant storage and handling.

During 2017 and 2018, numerous regional sand mine developments were announced and several have commenced operations in the Permian Basin, the Eagle Ford Shale and the Haynesville Shale. While these regional mines reduce the total distance between mine and destination, there are frequently increased transportation complexities as several buffers are removed from the supply chain, including rail cars and transloading facilities. As a result, we believe the demand for our solutions, including large, mobile inventory capacity at the well site and remote inventory monitoring data along the supply chain will increase as additional local mines are brought on line.

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in thirteen of the last fourteen quarters beginning in the second quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 91 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 16,712 in the year ended December 31, 2017 from 5,745 in the year ended December 31, 2016, an increase of approximately 191%. Our total system revenue days increased to 5,745 in the year ended December 31, 2016 from 2,579 in the year ended December 31, 2015, an increase of approximately 123%.

The number of systems in our fleet increased to an average of 46.9 during the year ended December 31, 2017 from an average of 24.0 during the year ended December 31, 2016, an increase of approximately 95%. The average number of systems deployed to customers increased to 45.8 in the year ended December 31, 2017 from 15.7 in the year ended December 31, 2016, an increase of approximately 192%. In addition, our utilization rate increased from 65% in the year ended December 31, 2016 to 98% in the year ended December 31, 2017, an increase of 51%. We ended 2017 with 77 systems in our fleet and expect to exit the first quarter of 2018 with 90 to 96 systems in our fleet.

The number of systems in our fleet increased to an average of 24.0 during the year ended December 31, 2016 from an average of 13.9 during the year ended December 31, 2015, an increase of approximately 73%. The average number of systems deployed to customers increased to 15.7 in the year ended December 31, 2016 from 7.1 in the year ended December 31, 2015, an increase of approximately 121%. In addition, our utilization rate increased from 51% in the year ended December 30, 2015 to 65% in the year ended December 31, 2016, an increase of 27%.

For the purposes of the above paragraph, the following terms are defined as:

•	Utilization rate: the number of total system revenue days in a period divided by the number of available days in a period;
•

Available days: the total number of days our systems are available to generate revenue in a period, which takes into account the date on which new systems are added to the fleet. If a system is added to the fleet during a period, the remaining days in the period are considered available days;

•	Available systems: available days in a period divided by the actual number of days in a period.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically rent our systems on a monthly basis. In addition from time-to-time, we have evaluated and completed individual system sales on a case-by-case basis.

In early 2018, we began generating revenue for transloading service at our Kingfisher Facility. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility. We expect the majority of the transloading revenue that we generate in 2018 will be related to the seven-year contract that we entered into in July 2017 with a leading STACK exploration and production company. The contract requires the customer to deliver minimum quarterly volumes to the facility.

Finally, we generate revenue through our Railtronix inventory management software. We acquired the assets of Railtronix, LLC in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant management system rental (excluding depreciation and amortization);
•	Cost of proppant management system services (excluding depreciation and amortization);
•	Cost of software inventory management services;
•	Cost of transloading operations and services (excluding depreciation and amortization);
•	Depreciation and amortization associated with the costs to build our systems and the costs to develop rail and storage assets;
•	Salaries, benefits and payroll taxes;
•	Selling, general and administrative expenses; and
•	Other operating expenses.

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

Our cost of software inventory management services consists primarily of direct labor and software subscriptions.

Our cost of transloading operations and services (excluding depreciation and amortization) consists primarily of direct labor costs, fuel, utilities and maintenance.

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment, and our rail and storage assets. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from 2 to 15 years. The costs to build our rail and storage assets are capitalized and depreciated over a life of 15 to 30 years.

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

How We Evaluate Our Operations

We use a variety of qualitative, operational and financial metrics to assess our performance. Among other measures, management considers revenue, revenue days, tons transloaded, EBITDA and Adjusted EBITDA.

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of proppant management systems we have deployed to customers and the amount of proppant transloaded at our Kingfisher Facility from period to period.

Revenue Days

We view revenue days as an important indicator of our performance. We calculate revenue days as the combined number of days our systems earn revenue in a period. We assess our revenue days from period to period in relation to the number of proppant management systems we have available in our fleet.

Tons Transloaded

Beginning in January 2018, we view tons transloaded as an important indicator of our performance. We calculate the number of tons transloaded as the combined number of proppant tons that are transloaded at our Kingfisher Facility in a period. We assess the number of tons transloaded from period to period in relation to prior periods and contracted minimum volumes.

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

Corporate Reorganization

The historical consolidated financial statements included in this report are based on the financial statements of our accounting predecessor, Solaris LLC, prior to our corporate reorganization consummated in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In connection with the IPO and the transactions related thereto, Solaris Inc. became a holding company whose sole material asset consists of Solaris LLC Units. Solaris Inc. is the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

In addition, in connection with the IPO, Solaris Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (collectively, the “Original Investors”) (each such person and any permitted transferee a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc. acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the series of reorganization transactions completed on May 17, 2017 (the “Reorganization Transactions”) or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

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

Fleet Growth

We have experienced significant growth over the past three years. Since commencing operations in April 2014, we have grown our fleet from two systems to 91 systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to five as of March 6, 2018. Since the second quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in thirteen of the last fourteen quarters. We have increased our system revenue days by more than 3,432% from the second quarter of 2014 to the fourth quarter of 2017, representing a 176% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

Public Company Expenses

Upon the completion of the IPO, we incurred direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and incremental director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. Although Solaris LLC is subject to franchise tax in the State of Texas (at less than 1% of modified pre-tax earnings) it passes through its taxable income to its owners, including Solaris Inc., for U.S. federal and other state and local income tax purposes and thus is not generally subject to U.S. federal income tax or other state or local income taxes. Accordingly, the financial data attributable to Solaris LLC prior to the IPO contains no provision for U.S. federal income tax or income taxes in any state or locality other than franchise tax in the State of Texas.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
Revenue
Proppant management system rental	$54,653	$14,594	$40,059
Proppant management system services	12,537	3,563	8,974
Proppant inventory software services	205	—	205
Total revenue	67,395	18,157	49,238
Operating costs and expenses:
Cost of proppant management system rental (excluding $5,792 and $3,352 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	2,627	1,431	1,196
Cost of proppant management system services (excluding $461 and $160 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	14,184	4,916	9,268
Cost of proppant inventory software services (excluding $42 of depreciation and amortization for the year ended December 31, 2017, shown separately)	76	—	76
Depreciation and amortization	6,635	3,792	2,843
Salaries, benefits and payroll taxes	9,209	3,061	6,148
Selling, general and administrative (excluding $340 and $250 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	5,077	2,096	2,981
Other operating expenses	4,126	—	4,126
Total operating costs and expenses	41,934	15,296	26,638
Operating income	25,461	2,861	22,600
Interest expense, net	(97)	(23)	(74)
Income pursuant to Tax Receivable Agreement	23,022	—	23,022
Other income (expense)	—	8	(8)
Total other income (expense)	22,925	(15)	22,940
Income before income tax expense	48,386	2,846	45,540
Provision for income taxes	25,899	43	25,856
Net income	22,487	2,803	19,684
Less: net (income) loss related to Solaris LLC	(3,665)	(2,803)	(862)
Less: net (income) related to non-controlling interests	(15,186)	—	(15,186)
Net income attributable to Solaris	$3,636	$—	$3,636

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $40.1 million, or 274%, to $54.7 million for the year ended December 31, 2017 compared to $14.6 million for the year ended December 31, 2016. This increase was primarily due to a 191% increase in the number of revenue days, or 10,967 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $8.9 million, or 252%, to $12.5 million for the year ended December 31, 2017 compared to $3.6 million for the year ended December 31, 2016.

Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites.

Proppant Inventory Software Services. Our proppant inventory system services revenue of $0.2 million for the year ended December 31, 2017 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the years ended December 31, 2017 and 2016 were $41.9 million and $15.3 million, respectively, which represented 62% and 84% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of increases in cost of proppant management system services, depreciation and amortization expense and salaries, benefits and payroll taxes. Cost of proppant management system services increased as a result of an increase in the number of field technicians on staff and amount of system transportation required to support the increase in the number of systems deployed to customers. The average number of systems deployed to customers have increased to 45.8 in the year ended December 31, 2017 from 15.7 in the year ended December 31, 2016. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and 2017. Salaries, benefits and payroll taxes increased due to increases in the number of indirect personnel and deferred compensation. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $1.2 million, or 84%, to $2.6 million for the year ended December 31, 2017 compared to $1.4 million for the year ended December 31, 2016, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% and 10% for the years ended December 31, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $3.6 million, or 76%, to $8.4 million for the year ended December 31, 2017 compared to $4.8 million for the year ended December 31, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $9.3 million, or 189%, to $14.2 million for the year ended December 31, 2017 compared to $4.9 million for the year ended December 31, 2016. This increase was primarily due to an increase in labor and related costs of $3.9 million, or 156%, and travel and lodging costs of $1.2 million, or 207%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the year ended December 31, 2017, coupled with an increase in third-party trucking services of $2.9 million, or 206% to transport incremental systems deployed to customers.

For the year ended December 31, 2017, the cost of proppant management system services as a percentage of proppant management system services revenue decreased to 113% compared to 138% the year ended December 31, 2016. Cost of proppant management system services as a percentage of proppant management system services revenue decreased for the year ended December 31, 2017 as a result of increased operating efficiencies in regards to the service costs necessary to support our systems deployed to customers.

Cost of proppant management system services including depreciation and amortization expense increased $9.6 million, or 189%, to $14.7 million for the year ended December 31, 2017 compared to $5.1 million for the year ended December 31, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.1 million for the year ended December 31, 2017 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 75%, to $6.6 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $6.1 million, or 201%, to $9.2 million for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The increase was due to an increase in stock-based compensation expense of $3.6 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering and an increase of $2.5 million was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our systems, and industry activity.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $3.0 million, or 142%, to $5.1 million for the year ended December 31, 2017 compared to $2.1 million for the year ended December 31, 2016 due primarily to increases of $1.6 million in professional fees and $0.6 million in employee recruiting fees.

Other Operating Expenses. Other operating expenses in 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the offering, loss on disposal of field equipment and vehicles of $0.5 million and certain non-recurring organizational costs associated with the IPO of $0.3 million.

Income Pursuant to Tax Receivable Agreement. Income pursuant to the Tax Receivable Agreement is primarily related to the remeasurement of payables related to the Tax Receivable Agreement by the amount of $21,936 as a result of the Tax Act. Refer also to “Income Tax Expenses”.

Other Income (Expenses). Other income (expenses) are primarily related to non-recurring transaction costs.

Income Tax Expenses. For the year ended December 31, 2017, we recognized a combined U.S. federal and state provision for income taxes of $25.9 million. Income tax expense was recognized primarily due to the remeasurement of deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), and (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income. The change in tax law required us to remeasure existing net deferred tax assets using the now lower corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to U.S. federal income tax. During the year ended December 31, 2017, excluding the impact of the Tax Act, we recognized a provision for income taxes of $3.3 million, an increase of $3.3 million as compared to the income tax expense of $43,000 we recognized during the year ended December 31, 2016. This increase was attributable to the Reorganization Transactions (as defined in note 1. “Organization and Background” under Part II, Item 8. “Financial Statements and Supplementary Data”) in 2017 and an increase in net income during the applicable periods.

Net Income

Net income increased $19.7 million to $22.5 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016, due to the changes in revenues and expenses discussed above.

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

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
Net income	$22,487	$2,803	$19,684
Depreciation and amortization	6,635	3,792	2,843
Interest expense, net	97	23	74
Income taxes (1)	25,899	43	25,856
EBITDA	$55,118	$6,661	$48,457
IPO bonuses (2)	4,627	—	4,627
Stock-based compensation expense (3)	2,211	127	2,084
Loss on disposal of assets	498	—	498
Non-recurring organizational costs (4)	348	—	348
Change in payables related to the Tax Receivable Agreement (5)	(23,022)	—	(23,022)
Other (6)	143	—	143
Adjusted EBITDA	$39,923	$6,788	$33,135

(1)	Income taxes for federal and state taxes, including $22,637 related to the Tax Act.
(2)

One-time cash bonuses of $3.1 million and stock-based compensation expense of $1.5 million related to restricted stock awards with one-year vesting that were paid or granted to certain employees and consultants in connection with the Offering.

(3)

Represents stock-based compensation expense of $1.9 million related to restricted stock awards with three-year vesting and $0.3 million related to the options issued under our long-term incentive plan.

(4)	Certain non-recurring organizational costs associated with our IPO.
(5)	Other income related to the remeasurement of payables related to the Tax Receivable Agreement includes ($21,936) as a result of the Tax Act.
(6)	Non-recurring transaction costs.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016: EBITDA and Adjusted EBITDA

EBITDA increased $48.5 million to $55.1 million for the year ended December 31, 2017 compared to $6.7 million for the year ended December 31, 2016. Adjusted EBITDA increased $33.1 million to $39.9 million for the year ended December 31, 2017 compared to $6.8 million for the year ended December 31, 2016. EBITDA and Adjusted EBITDA increased 727% and 488%, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increases were primarily due to the impact of the Tax Act and an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,
	2016	2015	Change
	(in thousands)
Revenue
Proppant management system rental	$14,594	$8,296	$6,298
Proppant management system services	3,563	3,167	396
Proppant management system sale	—	2,742	(2,742)
Total revenue	18,157	14,205	3,952
Operating costs and expenses:
Cost of proppant management system rental (excluding $3,352 and $2,000 of depreciation and amortization for the years ended December 31, 2016 and 2015, respectively, shown separately	1,431	994	437
Cost of proppant management system services (excluding $160 and $119 of depreciation and amortization for the years ended December 31, 2016 and 2015, respectively, shown separately	4,916	3,847	1,069
Cost of proppant management system sale	—	1,948	(1,948)
Depreciation and amortization	3,792	2,395	1,397
Salaries, benefits and payroll taxes	3,061	3,571	(510)
Selling, general and administrative (excluding $280 and $276 of depreciation and amortization for the years ended December 31, 2016 and 2015, respectively, shown separately	2,096	2,663	(567)
Other operating expenses	—	—	—
Total operating costs and expenses	15,296	15,418	(122)
Operating income (loss)	2,861	(1,213)	4,074
Interest expense, net	(23)	(22)	(1)
Other income (expense)	8	(71)	79
Total other income (expense)	(15)	(93)	78
Income (loss) before income tax expense	2,846	(1,306)	4,152
Provision for income taxes	43	67	(24)
Net income (loss)	2,803	(1,373)	4,176
Less: net (income) loss related to Solaris LLC	(2,803)	1,373	(4,176)
Net income attributable to Solaris	$—	$—	$—

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $6.3 million, or 76%, to $14.6 million for the year ended December 31, 2016 compared to $8.3 million for the year ended December 31, 2015. This increase was primarily due to a 123% increase in the number of revenue days, or 3,166 days, that resulted in $8.0 million of increased revenue that was partially offset by a 21% decrease in our average system rental rate, or $1.7 million, due to deteriorating industry conditions in hydraulic fracturing operations during 2016 due to low commodity prices.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $0.4 million, or 13%, to $3.6 million for the year ended December 31, 2016 compared to $3.2 million for the year ended December 31, 2015. Proppant management system services revenue from the provision of field technicians increased by $0.8 million, or 46%, to $2.5 million for the year ended December 31, 2016, as a result of the increase in revenue days as noted above. This was partially offset by a decrease in transportation service revenue of $0.3 million, or 21%, to $0.9 million for the year ended December 31, 2016 as there were fewer equipment transportation requests from customers.

Proppant Management System Sale Revenue. Our proppant management system sale revenue of $2.7 million for the year ended December 31, 2015 was attributable to the sale of a proppant management system that closed in January 2015 for $2.7 million (the "System Sale"). In late 2014, we altered our strategy to focus solely on renting rather than selling proppant management systems. We have not sold a system since the System Sale. The System Sale was recognized in 2015 due to the customer making a final payment and taking title to the system in January 2015.

Operating Expenses

Total operating expenses for the years ended December 31, 2016 and 2015 were $15.3 million and $15.4 million, which represented 84% and 109% of total revenue, respectively. Although total operating expenses remained relatively flat year-over-year, the cost of proppant management system rental, which includes maintenance costs, and the cost of proppant management system services, which includes direct labor and related costs, increased primarily due to the increase in revenue days discussed above. As mentioned above, we have focused solely on renting rather than selling proppant management systems since the System Sale. Because there were no proppant management system sales in 2016, we did not recognize any cost of proppant management system sale in 2016. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016. The aforementioned increases in operating expenses were partially offset by lower salaries, benefits and payroll taxes for indirect personnel and selling, general and administrative expenses as cost reduction measures were taken. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $0.4 million, or 44%, to $1.4 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. This increase was primarily due to an increase in equipment maintenance cost of $0.4 million, or 53%, that was driven by an increase in revenue days during the year ended December 31, 2016. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 10% and 12% for the years ended December 31, 2016 and 2015, respectively.

Cost of proppant management system rental including depreciation and amortization expense increased $1.8 million, or 60%, to $4.8 million for the year ended December 31, 2016 compared to $3.0 million for the year ended December 31, 2015. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $1.1 million, or 28%, to $4.9 million for the year ended December 31, 2016 compared to $3.8 million for the year ended December 31, 2015. This increase was primarily due to an increase in labor and related costs of $0.8 million, or 50%, and travel and lodging costs of $0.4 million, or 71%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the year ended December 31, 2016. As of December 31, 2016, the cost of proppant management system services as a percentage of proppant management system services revenue increased to 138% compared to 121% as of December 31, 2015. During 2016, in response to reduced overall industry activity levels and at the request of some of our customers, we reduced the amount that we charged for proppant management system services to our proppant management system rental customers while providing similar coverage. As a result, cost of proppant management system services as a percentage of proppant management system services revenue increased in 2016 compared to 2015.

Cost of proppant management system services including depreciation and amortization expense increased $1.1 million, or 28%, to $5.1 million for the year ended December 31, 2016 compared to $4.0 million for the year ended December 31, 2015. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty trucks that were purchased to support our increased activity.

Cost of Proppant Management System Sale (excluding depreciation and amortization). Cost of proppant management system sale decreased $1.9 million, or 100%, to $0.0 million for the year ended December 31, 2016 as there were no system sales during the year ended December 31, 2016.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 58%, to $3.8 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes decreased $0.5 million, or 14%, to $3.1 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The decrease was primarily due to a reduction in corporate and manufacturing administrative personnel and cost reduction measures taken in response to the reduction in industry activity.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses decreased $0.6 million, or 21%, to $2.1 million for the year ended December 31, 2016 compared to $2.7 million for the year ended December 31, 2015 due primarily to a $0.6 million reduction in professional fees and employee recruiting fees and a $0.2 million reduction in travel expenses, offset by an increase in research and development expense of $0.3 million.

Other Income (Expense)

Other income (expense) increased $0.1 million to $8,000 for the year ended December 31, 2016 compared to $(71,000) for the year ended December 31, 2015. The increase was primarily related to the write-off of a $0.1 million deposit to purchase new railcars during the year ended December 31, 2015.

Income Tax Expense

Income tax expense decreased $24,000, or 36%, to $43,000 for the year ended December 31, 2016 compared to $67,000 for the year ended December 31, 2015, due to lower franchise tax expense.

Net Income (loss)

Net income increased $4.2 million to $2.8 million for the year ended December 31, 2016 compared to $(1.4) million for the year ended December 31, 2015, due to the change in revenues and expenses discussed above.

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

	Year ended
	December 31,
	2016	2015	Change
	(in thousands)
Net income (loss)	$2,803	$(1,373)	$4,176
Depreciation and amortization	3,792	2,395	1,397
Interest expense, net	23	22	1
Income taxes (1)	43	67	(24)
EBITDA	$6,661	$1,111	$5,550
Sand mining and terminal business development costs (2)	—	446	(446)
Non-recurring supplier settlement (3)	—	38	(38)
Stock-based compensation expense (4)	127	64	63
Adjusted EBITDA	$6,788	$1,659	$5,129

(1)	Income taxes include add-back for franchise tax.

(2)

Represents salaries and related expenses, professional fees, transactional costs, rent and travel expenses incurred in the development of sand mining and terminal assets, which expenses did not recur in 2016.

(3)	Represents reserve for deposits made to a supplier, the majority of which was recovered.
(4)	Represents non-cash compensation costs related to employee options.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015: EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA increased $5.6 million and $5.1 million, or 500% and 309%, to $6.7 million and $6.8 million for the year ended December 31, 2016, respectively, compared to $1.1 million and $1.7 million for the year ended December 31, 2015, respectively. The increases were primarily due to an increase in the number of revenue days, which was partially offset by lower average rental rates and the impact of the System Sale during the year ended December 31, 2015.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, borrowings under our credit agreements, proceeds from the IPO and the November Offering (as defined below). Our primary uses of capital have been capital expenditures to expand our proppant management fleet, construction of the Kingfisher Facility, the acquisition of our manufacturing facility and certain intellectual property and the acquisition of the assets of Railtronix. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.

On May 17, 2017, Solaris Inc. completed the offering of 10,100,000 shares of its Class A common stock, par value $0.01 per share (“Class A common stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million. Solaris Inc. contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay our existing balance of approximately $5.5 million under its credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Original Investors as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. We have used a portion of the proceeds and intend to use the remaining proceeds for general corporate purposes, including funding our 2017 capital program.

On November 14, 2017, Solaris Inc. completed the offering of 7,000,000 shares of its Class A common stock (the “November Offering”), including 3,000,000 shares issued and sold by the Company and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “Selling Stockholders”), at a price to the public of $15.75 per share ($15.04125 per share net of underwriting discounts and commissions). On November 13, 2017 the underwriters exercised an option to purchase an aggregate of 1,050,000 additional shares of Class A common stock. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $44.5 million. Solaris Inc. contributed all of the net proceeds of the November Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds for general corporate purposes, including to fund the Company’s 2017 capital program. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations, proceeds from the IPO and November Offering and borrowings under our 2018 Credit Agreement (as defined in  “—Debt Agreements”). Based upon our construction progress through December 31, 2017 and current contracted capacity at the Kingfisher Facility, we estimate that approximately $15.0 million of remaining capital expenditures will be required to complete the initial phase of the facility’s construction. However, to the extent that we are successful in contracting additional capacity at the Kingfisher Facility with other customers, additional capital expenditures may be required to further advance the construction of the facility. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow, proceeds from the IPO and November Offering and available borrowings under our 2018 Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of December 31, 2017, cash totaled $63.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands)
Net cash provided by operating activities	$26,729	$4,521	$2,156	$22,208	$2,365
Net cash used in investing activities	(98,984)	(10,935)	(27,859)	(88,049)	16,924
Net cash provided by financing activities	132,108	3,059	7,878	129,049	(4,819)
Net change in cash	$59,853	$(3,355)	$(17,825)	$63,208	$14,470

Analysis of Cash Flow Changes for Year Ended December  31, 2017 Compared to Year Ended December  31, 2016

Operating Activities. Net cash provided by operating activities was $26.7 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $4.5 million for the year ended December 31, 2016. The increase of $22.2 million in operating cash flow was primarily attributable to an increase in net income of $19.7 million due to an increase in the number of revenue days, offset by an increase of $8.5 million in accounts receivable and $7.5 million in inventories as a result of an increase in revenue and an increase in our manufacturing activities, respectively.

Investing Activities.  Net cash used in investing activities was $99.0 million for the year ended December 31, 2017, compared to $10.9 million for the year ended December 31, 2016 due to an increase in the manufacturing rate of new systems, construction of the Kingfisher Facility, and acquisition of Railtronix proppant inventory management software. For the year ended December 31, 2017, $69.4 million of investing activities were capital expenditures related to manufacturing new systems, $18.7 million related to the construction of our Kingfisher Facility, $5.0 million related to the cash consideration paid in connection to the Railtronix acquisition and $3.3 million related to the purchase of light duty vehicles to support the service of our systems. During the year ended December 31, 2016, $9.5 million of capital expenditures were related to manufacturing new proppant management systems, and $1.2 million of capital expenditures were related to capital improvements in our manufacturing facility.

Financing Activities. Net cash provided by financing activities of $132.1 million for the year ended December 31, 2017, was primarily related to $111.1 million in net proceeds received in the IPO, $44.7 million in net proceeds received in the November Offering and $5.3 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under Solaris LLC’s Amended Credit Facility (as defined below) and $25.8 million distributions to legacy members of Solaris LLC as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO.

Analysis of Cash Flow Changes for Year Ended December  31, 2016 Compared to Year Ended December  31, 2015

Operating Activities. Net cash provided by operating activities was $4.5 million for the year ended December 31, 2016, compared to $2.2 million for the year ended December 31, 2015. The increase in operating cash flow was primarily attributable to an increase in the number of revenue days, partially offset by an increase in accounts receivable as a result of higher rental revenue.

Investing Activities.  Net cash used in investing activities was $10.9 million for the year ended December 31, 2016, compared to $27.9 million for the year ended December 31, 2015 due to a reduction in the manufacturing rate of new proppant management systems. During the year ended December 31, 2016, $9.5 million of capital expenditures were related to manufacturing new proppant management systems, and $1.2 million of capital expenditures were related to capital improvements in our manufacturing facility. During the year ended December 31, 2015, $27.3 million of capital expenditures were related to manufacturing new proppant management systems, and $0.6 million of capital expenditures were related to capital improvements in our manufacturing facility.

Financing Activities. Net cash provided by financing activities was $3.1 million for the year ended December 31, 2016, compared to $7.9 million for the year ended December 31, 2015. During the year ended December 31, 2016, we borrowed $2.5 million under our Credit Agreement (as defined below) and an existing member paid off its applicable promissory note and interest for $0.9 million in cash. During the year ended December 31, 2015, our members made capital contributions of $8.2 million.

Debt Agreements

Senior Secured Credit Facility

On May 17, 2017, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of December 1, 2016 (the “Credit Agreement” and, as amended by the First Amendment, the “Amended Credit Facility”), by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Credit Agreement’s revolving credit commitments (the “Revolving Facility”) from $1.0 million to $20.0 million, (ii) decrease the Credit Agreement’s advance term loan commitments (the “Advance Loan Facility”) from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which accordion could be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default had occurred and was continuing and provided that no lender had any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permitted extensions of credit up to the lesser of $20.0 million and a borrowing base that was determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base was calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent could, at its discretion, require a desktop appraisal on equipment every six months). As of December 31, 2017, the borrowing base certificate delivered by us under the Revolving Facility reflected a borrowing base as of such date of $20.0 million.

Borrowings under the Amended Credit Facility bore interest at a one-month London Interbank Offered Rate, or LIBOR, plus an applicable margin and interest was payable monthly. The applicable margin ranged from 3.00% to 4.00% depending on our leverage ratio. The Revolving Facility also included a monthly commitment fee that we paid on undrawn amounts of the Revolving Facility in a range from 0.1875% to 0.50% depending on our leverage ratio; provided, however that we were not required to pay such commitment fee for any month when we have outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility. During the continuance of an event of default, overdue amounts under the Amended Credit Facility would bear interest at 5.00% plus the otherwise applicable interest rate. The Amended Credit Facility had a scheduled maturity date of May 17, 2021.

The Amended Credit Facility contained representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Amended Credit Facility contained certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions. Our obligations under the Amended Credit Facility were secured by substantially all of our assets.

The Amended Credit Facility initially required that we maintain, at all times, a ratio of net funded indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, provided that net funded indebtedness was subject to a cash adjustment with respect to any unrestricted cash and cash equivalents of the Borrower and its subsidiaries in an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. The Amended Credit Facility also required that we maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. We were in compliance with all such ratios as of December 31, 2017. Additionally, our capacity to make capital expenditures was capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however, that we were permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to us used to fund such capital expenditures.

As of December 31, 2017, we had no borrowings under the Revolving Facility outstanding with $20.0 million in revolving commitments available.

On January 19, 2018, we entered into a new credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaces the Company’s Amended Credit Facility. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We have the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until the Maturity Date. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. The 2018 Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement requires that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which steps down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which steps down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there is subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excludes noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2018 Credit Agreement also requires that we maintain a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Capital Expenditures are permitted up to $225.0 million for the fiscal year ending December 31, 2018, and $75.0 million for fiscal year ending December 31, 2019 and each fiscal year thereafter. In addition, for fiscal years beginning on January 1, 2020, any unused availability for capital expenditures from the immediately preceding fiscal year may be carried forward to the subsequent year; provided, however that we are permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2017.

	For the Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$585	$504	$430	$350	$335	$6,181	$8,385
Capital lease obligations (2)	33	33	33	33	33	74	239
Purchase commitments (3)	33,553	—	—	—	—	—	33,553
Total	$34,171	$537	$463	$383	$368	$6,255	42,177

(1)	Operating lease obligations are related to our 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility, as well as other office, land and equipment leases.
(2)	Capital lease obligation is related to our capital lease of a building at our Early, Texas manufacturing facility with the City of Early.
(3)

Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our proppant management systems. The purchase commitments represent open purchase orders to our suppliers.

As of December 31, 2017, our liability under the Tax Receivable Agreement was $24.6 million, the timing of which payments are un-determinable.

Income Taxes

Solaris Inc. is a corporation and as a result, is subject to U.S. federal, state and local income taxes. For the year ended December 31, 2017, we recognized a combined U.S. federal and state provision for income taxes of $25.9 million. Income tax expense was recognized primarily as a result of the enactment of the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2017 and 2016.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas franchise tax were approximately $247,000, $43,000 and $67,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the year ended December 31, 2017, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with its initial and secondary public offerings.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

 See Note 11 to our consolidated financial statements for additional information regarding income taxes.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC's amended and restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

See Note 11 to our consolidated financial statements for additional information regarding income taxes.

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

Revenue Recognition

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. Solaris has entered into 2018 term pricing and capacity arrangements with several customers and has secured take-or-pay arrangements on a portion of Solaris’ fleet through 2018.

In early 2018, we began generating revenue for transloading service at our Kingfisher Facility. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility. We expect the majority of the transloading revenue that we generate in 2018 will be related to the seven-year contract that we entered into in July 2017 with a leading STACK exploration and production. The contract requires the customer to deliver minimum quarterly volumes to the facility.

Finally, we generate revenue through our Railtronix inventory management software. We acquired the assets of Railtronix, LLC in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility and loaded into a truck.

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

•

The PropView inventory management system enables our customers to track inventory levels in, and delivery rates from, each silo in a system. This upgrade improves our customers' operational efficiencies and reduces operating and supply chain costs by allowing the customer to better manage proppant inventory levels both onsite and remotely. This upgrade is added to and depreciated over the remaining life of the system.

•

Our non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This non-pneumatic loading option is compatible with our existing fleet with minimal modification

•

Interchangeable discharge heads for the conveyor belt that serves the various needs of our customers. This upgrade allows us to better meet the needs of our customers by fitting to a wide range of blender configurations at the well site. This is depreciated over a 15‑year life.

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

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we regularly pursue acquisition and business development opportunities. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date, which may occur many months after the announcement date. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Our most significant estimates in our allocation typically relate to the value assigned to property, plant and equipment, intangible assets and goodwill. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

Impairment of Long-Lived and Other Intangible Assets

Long-lived assets, which include property, plant and equipment and identified intangible assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, estimated useful lives and impairment.

The carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach. This requires us to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The financial and credit market volatility directly impacts our fair value measurement through our income forecast. Although we have made our best estimates of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news, which could adversely affect our estimates requiring a provision for impairment.

There was no impairment for the years ended December 31, 2017, 2016 and 2015.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas. There was no impairment for years ended December 31, 2017, 2016 and 2015.

Stock-Based Awards

We follow the fair value recognition provisions in accordance with GAAP. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. We have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the appropriate risk-free rate of return. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Accounting Pronouncements” to our consolidated financial statements as of December 31, 2017 and 2016, for a discussion of recent accounting pronouncements.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2018 Credit Agreement. We do not currently have any borrowings under our 2018 Credit Agreement.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December  31, 2017, two customers accounted for 42% of our total accounts receivable. As of December 31, 2016, one customer accounted for 23% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 8.      Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Houston, Texas

March 6, 2018

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$63,421	$3,568
Accounts receivable, net	12,979	4,510
Prepaid expenses and other current assets	3,622	403
Inventories	7,532	1,365
Total current assets	87,554	9,846
Property, plant and equipment, net	151,163	54,350
Goodwill	17,236	13,004
Intangible assets, net	5,335	36
Deferred tax assets	25,512	—
Other assets	260	—
Total assets	$287,060	$77,236
Liabilities and Stockholders'/Members’ Equity
Current liabilities:
Accounts payable	$5,000	$705
Accrued liabilities	15,468	2,144
Current portion of capital lease obligations	33	26
Current portion of notes payable	—	169
Current portion of senior secured credit facility	—	31
Total current liabilities	20,501	3,075
Capital lease obligations, net of current portion	179	213
Notes payable, net of current portion	—	282
Senior secured credit facility, net of current portion	—	2,320
Payables related to parties pursuant to Tax Receivable Agreement	24,675	—
Other long-term liabilities	145	—
Total liabilities	45,500	5,890
Commitments and contingencies (Note 13)
Stockholders' and Members’ equity:
Members’ equity	—	69,267
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 19,027 issued and 19,011 outstanding as of December 31, 2017 and none issued and outstanding as of December 31, 2016	190	—
Class B common stock, $0.00 par value, 180,000 shares authorized, 26,810 shares issued and outstanding as of December 31, 2017 and none issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	121,727	—
Accumulated earnings	3,636	2,079
Treasury stock (at cost), 16 shares and 0 shares as of December 31, 2017 and 2016, respectively	(261)	—
Total stockholders' equity attributable to Solaris and members' equity	125,292	71,346
Non-controlling interest	116,268	—
Total stockholders' and members' equity	241,560	71,346
Total liabilities, stockholders' and members’ equity	$287,060	$77,236

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	For the Years
	Ended December 31,
	2017	2016	2015
Revenue:
Proppant management system rental	$54,653	$14,594	$8,296
Proppant management system services	12,537	3,563	3,167
Proppant inventory software services	205	—	—
Proppant management system sale	—	—	2,742
Total revenue	67,395	18,157	14,205

Operating costs and expenses:
Cost of proppant management system rental (excluding $5,792, $3,352 and $2,000 of depreciation and amortization for the years ended December 31, 2017, 2016 and 2015, respectively, shown separately)	2,627	1,431	994
Cost of proppant management system services (excluding $461, $160 and $119 of depreciation and amortization for the years ended December 31, 2017, 2016 and 2015, respectively, shown separately)	14,184	4,916	3,847
Cost of proppant inventory software services (excluding $42 of depreciation and amortization for the year ended December 31, 2017, shown separately)	76	—	—
Cost of proppant management system sale	—	—	1,948
Depreciation and amortization	6,635	3,792	2,395
Salaries, benefits and payroll taxes (1)	9,209	3,061	3,571
Selling, general and administrative (excluding $340, $250 and $276 of depreciation and amortization for the years ended December 31, 2017, 2016 and 2015, respectively, shown separately)	5,077	2,096	2,663
Other operating expenses	4,126	—	—
Total operating costs and expenses	41,934	15,296	15,418
Operating income (loss)	25,461	2,861	(1,213)
Interest expense	(97)	(23)	(22)
Income pursuant to Tax Receivable Agreement	23,022	—	—
Other income (expense)	—	8	(71)
Total other income (expense)	22,925	(15)	(93)
Income (loss) before income tax expense	48,386	2,846	(1,306)
Provision for income taxes	25,899	43	67
Net income (loss)	22,487	2,803	(1,373)
Less: net (income) loss related to Solaris LLC	(3,665)	(2,803)	1,373
Less: net (income) related to non-controlling interests	(15,186)	—
Net income attributable to Solaris	$3,636	$—	$—

Earnings per share of Class A common stock - basic (2)	$0.28	—	—
Earnings per share of Class A common stock - diluted (2)	$0.27	—	—

Basic weighted-average shares of Class A common stock outstanding (2)	12,117	—	—
Diluted weighted-average shares of Class A common stock outstanding (2)	12,482	—	—

(1) Salaries, benefits and payroll taxes include equity-based compensation expense as follows (excluding $1,080 recognized in Property, Plant and equipment on the Consolidated Balance Sheets):

Stock-based compensation expense	$3,701	$127	$64

(2) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through December 31, 2017, the period following the reorganization transactions and IPO. See Note 10.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

(in thousands)

											Total
		Class A		Class B							Stockholders'
		Common Stock		Common Stock		Additional	Accumulated	Treasury Stock		Non-	and
	Members’					Paid-in	Earnings/			controlling	Members’
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2015	$60,620	—	$—	—	$—	$—	$—	—	$—	$—	$60,620
Member contributions	8,162	—	—	—	—	—	—	—	—	—	8,162
Purchase of member units	(5)	—	—	—	—	—	—	—	—	—	(5)
Issuance of membership units in exchange for notes receivable, includes accrued interest	5,766	—	—	—	—	—	—	—	—	—	5,766
Notes receivable from unit-holders, includes accrued interest	(5,766)	—	—	—	—	—	—	—	—	—	(5,766)
Unit-based compensation expense	64	—	—	—	—	—	—	—	—	—	64
Net income (loss)	(1,373)	—	—	—	—	—	—	—	—	—	(1,373)
Balance at December 31, 2015	67,468	—	—	—	—	—	—	—	—	—	67,468
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units	327	—	—	—	—	—	—	—	—	—	327
Accrued interest related to notes receivable that were exchanged for membership units	(327)	—	—	—	—	—	—	—	—	—	(327)
Unit-based compensation expense	127	—	—	—	—	—	—	—	—	—	127
Proceeds from pay down of promissory note related to membership units	948	—	—	—	—	—	—	—	—	—	948
Net income (loss)	2,803	—	—	—	—	—	—	—	—	—	2,803
Balance at December 31, 2016	71,346	—	—	—	—	—	—	—	—	—	71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,808	—	—	—	—	—	—	—	—	—	3,808
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,862)	10,100	101	32,366	—	77,256	—	—	—	125,056	123,551
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the Reorganization	—	—	—	—	—	(19,149)	—	—	—	—	(19,149)
Effect of the November Offering	—	8,050	81	(5,050)	—	66,352	—	—	—	(21,969)	44,464
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the November Offering	—	—	—	—	—	(12,928)	—	—	—	—	(12,928)
Exchange of B shares for A shares	—	785	8	(785)	—	1,997	—	—	—	(2,005)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of B shares for A shares	—	—	—	—	—	(2,755)	—	—	—	—	(2,755)
Stock option exercises	—	75	—	—	—	261	—	16	(261)	—	—
Issuance of B shares in connection with the acquisition of the assets of Railtronix™	—	—	—	280	—	4,507	—	—	—	—	4,507
Stock-based compensation subsequent to the Reorganization	—	—	—	—	—	4,738	—	—	—	—	4,738
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	28	—	—	—	—	28
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	(28)	—	—	—	—	(28)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	1,448	—	—	—	—	1,448
Net income subsequent to the Reorganization	—	—	—	—	—	—	3,636	—	—	15,186	18,822
Balance at December 31, 2017	$—	19,010	$190	26,811	$—	$121,727	$3,636	16	(261)	$116,268	$241,560

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$22,487	$2,803	$(1,373)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,635	3,792	2,395
Loss on disposal of asset	498	—	22
Provision for bad debt	—	131	—
Stock-based compensation	3,701	127	64
Amortization of debt issuance costs	51	4	—
Change in payables related to parties pursuant to Tax Receivable Agreement	(23,022)	—	—
Deferred income tax expense	25,652	—	—
Other	(28)	—	—
Changes in assets and liabilities:
Accounts receivable	(8,469)	(3,065)	1,047
Prepaid expenses and other assets	(3,273)	109	1,148
Inventories	(7,532)	327	1,794
Accounts payable	4,224	41	(1,515)
Accrued liabilities	5,805	252	(1,426)
Net cash provided by operating activities	26,729	4,521	2,156
Cash flows from investing activities:
Investment in property, plant and equipment	(93,912)	(10,899)	(27,790)
Proceeds from disposal of asset	—	—	4
Purchase price adjustment on acquisition	—	—	(73)
Cash paid for Railtronix™ acquisition	(5,000)	—	—
Investment in intangible assets	(72)	(36)	—
Net cash used in investing activities	(98,984)	(10,935)	(27,859)
Cash flows from financing activities:
Payments under capital leases	(27)	(25)	(25)
Payments under notes payable	(451)	(211)	(254)
Proceeds from borrowings under the credit facility	3,000	2,500	—
Repayment of credit facility	(5,500)	—	—
Payments related to debt issuance costs	(111)	(153)	—
Proceeds from members’ contributions	—	948	8,162
Payments to purchase member units	—	—	(5)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	111,075	—	—
Proceeds from issuance of Class A common stock sold in November Offering, net of offering costs	44,684	—	—
Distributions paid to unitholders	(25,818)	—	—
Proceeds from pay down of promissory note related to membership units	5,256	—	—
Net cash provided by financing activities	132,108	3,059	7,878

Net increase (decrease) in cash	59,853	(3,355)	(17,825)
Cash at beginning of period	3,568	6,923	24,748
Cash at end of period	$63,421	$3,568	$6,923

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$668	$674	$539
Property and equipment additions incurred but not paid at year-end	7,765	264	198
Issuance of shares in acquisition	4,505	—	—
Financing:
Notes payable issued for property, plant and equipment	—	397	297
Accrued interest from notes receivable issued for membership units	—	327	208
Cash paid for:
Interest	104	20	18
Income taxes	45	35	60

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands)

1.        Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. The systems are designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics.

The systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK Formations, the Haynesville Shale and the Marcellus and Utica Shales.

We are also developing an independent, unit-train capable, high speed transload facility in Oklahoma. Commercial operations commenced in January 2018 and we expect to complete the initial phase one of construction by August 2018. In July 2017, we entered into a seven-year contract with a leading STACK exploration and production company to provide proppant transloading service at the facility.

We also provide remote monitoring of proppant inventory from the source mine to well site through our Railtronix™ and PropView® inventory management systems. Our customers rely on this data to manage distribution of proppant along their supply chain.

Initial Public Offering

Solaris Oilfield Infrastructure, Inc. (“Solaris Inc.” or the “Company”) was incorporated as a Delaware corporation in February 2017 for the purpose of completing an initial public offering of equity (the “IPO” or the “Offering”) and related transactions. On May 11, 2017, in connection with the Offering, Solaris Inc. became a holding company whose sole material asset consists of units in Solaris Oilfield Infrastructure, LLC (“Solaris LLC Units”). Solaris Inc. became the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of Solaris LLC Units not owned by Solaris Inc., which will reduce net income (loss) attributable to the holders of Solaris Inc.’s Class A stock.

On May 17, 2017, Solaris Inc. completed the Offering of 10,100,000 shares of the Class A common stock, par value $0.01 per share (“Class A common stock”), at a price to the public of $12.00 per share ($11.28 net of underwriting discounts and commissions). After deducting underwriting discounts and commissions payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million. After deducting offering expenses of approximately $2.8 million, Solaris Inc. received approximately $111.1 million. Solaris Inc. contributed all of the net proceeds of the IPO to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds (i) to fully repay borrowings under its credit facility of $5.5 million, (ii) to pay approximately $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to its then-existing members (the “Original Investors”) as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. Solaris LLC has used and intends to continue to use the remaining proceeds for general corporate purposes, including funding the remainder of its 2017 capital program, the majority of which we expect will be used to manufacture additional systems for our fleet and advance construction of the Kingfisher Facility.

Reorganization Transactions

In connection with the IPO, we completed a series of reorganization transactions on May 17, 2017 (the "Reorganization Transactions"), including:

a)

Solaris LLC's limited liability company agreement was amended and restated to, among other things, appoint Solaris Inc. as sole managing member, and all of the membership interests in Solaris LLC held by the Original Investors were converted into (i) a single class of units in Solaris LLC, referred to as "Solaris LLC Units," representing in the aggregate 32,365,823 Solaris LLC Units and (ii) the right to receive the distributions of cash and shares of Solaris Inc.'s Class B common stock described in clauses (c) and (d) below;

b)

Solaris Inc. issued and contributed 32,365,823 shares of its Class B common stock and all of the net proceeds of the IPO to Solaris LLC in exchange for a number of Solaris LLC Units equal to the number of shares of Class A common stock issued in the IPO;

c)

Solaris LLC used a portion of the proceeds from the IPO to distribute to the Original Investors, on a pro rata basis, an aggregate amount of cash equal to 2,288,800 times the initial public offering price per share of Class A common stock after underwriting discounts and commissions;

d)	Solaris LLC distributed to each of the Original Investors one share of Class B common stock for each Solaris LLC Unit such Original Investors held; and
e)

Solaris Inc. issued 648,676 shares of restricted stock under the Solaris Inc. Long-Term Incentive Plan (the "LTIP") of which 203,222 vest over one year and 445,454 vest over three years. Additionally, Options under the Solaris LLC 2015 Membership Unit Option Plan were converted to 591,261 options under the LTIP with accelerated vesting terms ending November 13, 2017.

November Offering

On November 14, 2017, Solaris Inc. completed the offering of 7,000,000 shares of its Class A common stock (the “November Offering”), including 3,000,000 shares issued and sold by Solaris Inc. and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “Selling Stockholders”), at a price to the public of $15.75 per share ($15.04125 per share net of underwriting discounts and commissions). On November 13, 2017 the underwriters exercised an option to purchase an aggregate of 1,050,000 additional shares of Class A common stock. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $44.5 million. Solaris Inc. contributed all of the net proceeds of the November Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds for general corporate purposes, including to fund the Company’s 2017 capital program. Solaris Inc. did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders.

2.        Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation.

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

Thus, for periods prior to the completion of the offering, the accompanying consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these consolidated financial statements include, but are not limited to, depreciation associated with property, plant and equipment and related impairment considerations of those assets, determination of fair value of intangible assets acquired in business combinations and certain liabilities. Actual results could differ from management's best estimates as additional information or actual results become available in the future, and those differences could be material.

Cash

For the purposes of the statements of cash flows, the Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts of each institution are insured by Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. We have not incurred losses related to these deposits.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016, the Company had $131 of allowance for doubtful accounts, which was subsequently deemed uncollectible.  The allowance for doubtful accounts of $131 and the related accounts receivable balance were fully extinguished in the first quarter of 2017. Allowance for doubtful accounts is zero as of December 31, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost and net realizable value. Adjustments that reduce the average cost will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2017, 2016 and 2015.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets and any assumed liabilities, are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. Additional disclosures for business combinations are presented in Note 3 - Business Combination.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Proppant management systems and related equipment	Up to 15 years
Machinery and equipment	2-10 years
Furniture and fixtures	5 years
Computer hardware	3 years
Computer software	5-10 years
Vehicles	5 years
Buildings and leasehold improvements	15 years

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

The Company, on occasion, has had vehicles that are pledged against the respective notes payables for those vehicles. As of December 31, 2017, there were no vehicles pledged against notes payable. As of December 31, 2016, the cost of vehicles pledged was $859.

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization expense of identified intangibles is expected to be approximately $770 in each of the next five years. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $46, $1 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2016:
Patents and other	$37	$(1)	$36
Total identifiable intangibles	$37	$(1)	$36

As of December 31, 2017:
Customer relationships	$4,703	$(36)	$4,667
Software acquired in the acquisition of Railtronix	346	(3)	343
Non-competition agreement	225	(3)	222
Patents and other	108	(5)	103
Total identifiable intangibles	$5,382	$(47)	$5,335

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2017 and 2016, the Company reported $17,236 and $13,004, respectively, of goodwill related to the 2015 purchase of the silo business from Loadcraft Industries Ltd and the 2017 purchase of the assets of Railtronix (Note 3). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the years ended December 31, 2017, 2016 and 2015.

Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. If the Company determines through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, the Company compares the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the years ended December 31, 2017, 2016 and 2015.

Revenue Recognition

The Company generates the majority of its revenue through the rental of its proppant management systems and related services, including transportation of its systems and field supervision and support, as well as through its proppant inventory management software services. The system rentals and provision of system and software services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of the Company’s systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The majority of the services are priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer.

In early 2018, we began generating revenue for transloading service at our Kingfisher Facility. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility. We expect the majority of the transloading revenue that we generate in 2018 will be related to the seven-year contract that we entered into in July 2017 with a leading STACK exploration and production company. The seven-year term commenced in January 2018. The contract requires the customer to deliver minimum quarterly volumes to the facility.

Finally, we generate revenue through our Railtronix inventory management software. We acquired the assets of Railtronix in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability is reasonably assured. Revenue is recognized as services are performed.

In January 2015, the Company completed the sale of a system at prevailing market rates. The Company does not recognize revenue from proppant system sales as a reportable segment as it is not included by management in their evaluation of operating decisions and performance. No other sale of systems has occurred since.

Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the consolidated statements of operations based on their estimated fair values. The Company recognizes expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

Solaris LLC previously sponsored a stock-based management compensation program called the 2015 Membership Unit Option Plan (the “Plan”). Solaris LLC accounted for the units under the Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option-pricing model.

In connection with the Offering, the options granted under the Plan were modified by a conversion into options under the LTIP. Refer also to Note 10.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, research and development costs were $210, $476 and $141, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. For the year ended December 31, 2017, we recognized a combined U.S. federal and state provision for income taxes of $25.9 million. Income tax expense was recognized primarily due to the remeasurement of deferred tax assets as a result of the enactment of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The change in tax law required us to remeasure existing net deferred tax assets using the now lower corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2017 and 2016.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas franchise tax were approximately $248, $43 and $67 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the year ended December 31, 2017, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with its initial and secondary public offerings.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

See Note 11 to our consolidated financial statements for additional information regarding income taxes.

Payables Related to Parties Pursuant to Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Original Investors (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplified assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC's amended and restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. For the year ended December 31, 2017, the Company recorded a payable to related parties pursuant to the Tax Receivable Agreement of $46.6 million. This payable was subsequently adjusted for the impact of the Tax Act, which caused a reduction in the net cash savings subject to the Tax Receivable Agreement by reducing the corporate tax rate from 35% to 21%. This adjustment reduced the payable to its final balance of $24.7 million and resulted in an increase to non-operating income of $21.9 million.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2017 and 2016, there were no environmental matters deemed probable.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017 09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 during the quarter ending June 30, 2017, which did not have an impact on the Company’s financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017-05 are effective at the same time as the amendments in ASU 2014-09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company will adopt ASU 2017-05 in the quarter ending March 31, 2018 using the modified retrospective approach. Adoption of this ASU will not impact the Company’s opening balance of retained earnings as of January 1, 2018 as our reported results do not differ under the new revenue standard and the previous guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unity with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in October 2017, which did not have an impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 provides a screen for an entity to use to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. If the screen is not met, ASU 2017-01 requires that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 also removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-01 in the third quarter of 2017 which did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-18 will be implemented by the Company during the first quarter ending March 31, 2018 and will not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 will be implemented by the Company during the first quarter ending March 31, 2018 and will not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 during the first quarter ending March 31, 2017 which did not have a material impact on the consolidated financial statements. ASU 2016-09 requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts would have been recognized in additional paid in capital and presented as a financing activity on the statements of cash flows. No net excess tax benefits were recognized as a reduction of income taxes for the year ended December 31, 2017. The Company has elected to prospectively account for forfeitures as they occur per ASU 2016-09, contrary to previously estimating the expected forfeitures. ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows would have been included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during the first quarter ending March 31, 2019. The Company is currently assessing the potential impact this new standard may have on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter ending March 31, 2017 which did not have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance to U.S. GAAP about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years ending after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2016, which did not impact the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract;(3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients, ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The pronouncements are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

We have completed our scoping and impact assessment of ASU 2014-09. In performing our impact assessment, we evaluated a representative population of revenue contracts related to our two material revenue streams: proppant management system rental and proppant management system services. Through our contract review process, we identified all material contract types and contractual features that represent our revenue. For those contracts evaluated during its implementation, we reviewed key contract provisions under ASU 2014-09 to assess the impact on the amount and timing of revenue recognition, as well as the presentation of revenues upon adoption of the new standard. As a part of this assessment, we compared our historical accounting policies and practices to that required by ASU 2014-09.

We have elected to apply the modified retrospective approach to adoption of ASU 2014-09. Under the modified retrospective method, prior periods are not updated to be presented on an accounting basis that is consistent with 2018; rather, a cumulative adjustment for the effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Because only 2018 revenues will reflect application of the new standard, incremental disclosures are required to present 2018 revenues under the prior standard. Based upon work completed to date, we do not expect the adoption of ASU 2014-09 to have a material impact on net profit. In addition, our disclosures surrounding revenue recognition will be more robust upon adoption of ASU 2014-09. We are continuing to perform other implementation activities, including the development of new controls and policies and draft disclosures.

3.      Business Combination

On December 6, 2017 the Company completed its acquisition of substantially all of the assets of Railtronix, LLC, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations, (“Railtronix™”) for $9,505 including $5,000 cash consideration, and $4,505 equity consideration of 279,655 LLC Units and 279,655 shares of Class B common stock.  The equity consideration was based on the closing price of our Class A common stock on December 6, 2017 of $16.11.

The preliminary purchase price was allocated based on the fair value of $4,697, $225, and $346 for identifiable intangible assets including customer relationships, a non-competition agreement and software, respectively. The amount of consideration in excess of the fair value of identifiable intangible assets of $4,237 was recognized as goodwill. The valuations to derive the allocation of purchase price included a multi period excess earnings valuation method, with or without valuation method, and relief from royalty valuation method estimates using estimates for future cash flows from customer relationships, return on workforce, customer attrition, working capital assumptions, income taxes, competition, costs saved through owning the asset and risk adjusted discount rates.

The goodwill recognized is attributable to expected customer growth as well as expected synergies of integrating Railtronix with the Company’s PropView inventory management system, which we believe will uniquely position the Company to provide critical supply chain data to help our customers improve the reliability of proppant supply, save time and reduce the delivered cost of proppant by monitoring key data points and performance indicators. A portion of goodwill is expected to be deductible for corporate income tax purposes.

The actual impact of this acquisition was an increase to “Total revenues” and “Net income” of $205 and $87, respectively, in the consolidated statement of operations for the year ended December 31, 2017. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the years ended December 31, 2017 and 2016 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016
	Actual	Pro Forma	Actual	Pro Forma
Pro forma (unaudited)
Total revenues	$67,395	$69,252	$18,157	$19,192
Net income	22,487	23,017	2,803	2,496

Certain contingent performance-based cash awards totaling $2,500 are also payable to the seller upon the achievement of generating certain financial milestones. The Company has not yet concluded that it is probable that these milestones will be achieved and thus has not recognized this obligation in the consolidated financial statements.

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at December 31:

	2017	2016
Prepaid purchase orders	$2,731	$126
Prepaid insurance	389	69
Deposits	261	114
Other assets	241	94
Prepaid expenses and other current assets	$3,622	$403

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31:

	2017	2016
Proppant management systems and related equipment	$116,307	$51,899
Proppant management systems in process	6,043	1,252
Transloading facility construction in process	28,729	—
Computer and related equipment	2,455	829
Machinery and equipment	4,396	3,916
Vehicles	4,577	1,235
Buildings	3,251	3,008
Land	578	578
Furniture and fixtures	91	7
Property, plant and equipment, gross	166,427	62,724
Less: accumulated depreciation	(15,264)	(8,374)
Property, plant and equipment, net	$151,163	$54,350

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $6,588, $3,791 and $2,395, respectively, of which $5,792, $3,352 and $2,000 is attributable to cost of proppant system rental, $461, $160 and $119 is attributable to cost of proppant system services, and $335, $279 and $276 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $668, $674 and $539 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the years ended December 31, 2017, 2016 and 2015, respectively.

In July 2017, the Company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12. Refer to Note 13 for commitments and contingencies in connection with additional construction plans for this asset. This asset as well as construction costs incurred through December 31, 2017 are recognized in property, plant and equipment as Transloading facility construction in process.

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31:

	2017	2016
Property, plant and equipment	$7,612	$182
Employee related expenses	4,829	1,237
Selling, general and administrative	1,507	78
Cost of sales	825	107
Excise, franchise and sales taxes	608	83
Ad valorem taxes	15	440
Other	72	17
Accrued liabilities	$15,468	$2,144

7.        Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 28, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%. As of December 31, 2017 and 2016, the Company had property, plant and equipment under capital lease with a cost of $294 and accumulated depreciation of $64 and $44, respectively.

Future principal minimum payments under the capital lease are as follows as of December 31:

Amount
2018	$33
2019	33
2020	33
2021	33
2022	33
Thereafter	73
Total payments	238
Less: amount representing imputed interest at 3.25%	(26)
Present value of payments	212
Less: current portion	(33)
Capital lease obligation, net of current portion	$179

8.        Notes Payable

Solaris LLC has, on occasion, financed its annual insurance policy and certain vehicles. As of December 31, 2017, there were no outstanding notes payable.

Notes payable was comprised of the following at December 31:

	2017	2016
Notes payable to insurance finance company, including interest rate of 4.4%, with final payment in January 2017	$—	$11
Notes payable to vehicle companies, including interest rates ranging from 0% to 6.6%, maturing at various dates through August 2020, and secured by vehicles	—	440
Total notes payable	—	451
Less: current maturities	—	(169)
Notes payable, net of current portion	$—	$282

9.        Senior Secured Credit Facility

On May 17, 2017, the Company entered into an amendment (the "First Amendment") to the Credit Agreement, dated as of December 1, 2016 (the "Credit Agreement" and, as amended by the First Amendment, the "Amended Credit Facility") by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the "Administrative Agent"). The First Amendment, among other things, modified the terms of the Credit Agreement to (i) increase the Credit Agreement's revolving credit commitments (the "Revolving Facility") from $1.0 million to $20.0 million, (ii) decrease the Credit Agreement's advance term loan commitments (the "Advance Loan Facility") from $10.0 million to $0 and (iii) amend both the scheduled maturity date of the Revolving Facility and the Advance Loan Facility to be May 17, 2021. Additionally, the First Amendment increased the accordion feature of the Revolving Facility from $1.0 million to $10.0 million, which could be elected by the Company at any time prior to the scheduled maturity date of the Revolving Facility so long as no default or event of default had occurred and as continuing and provided that no lender had any obligation to increase its own revolving credit commitment.

The Amended Credit Facility permitted extensions of credit up to the lesser of $20.0 million and a borrowing base that was determined by calculating the amount equal to the sum of (i) 80% of the Eligible Accounts (as defined in the Amended Credit Facility), (ii) 65% of the Eligible Inventory/Equipment Value (Appraised) (as defined in the Amended Credit Facility) and (iii) 75% of the Eligible Inventory/Equipment Value (New Build, Acquired or Upgraded) (as defined in the Amended Credit Facility). The borrowing base was calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent and an annual appraisal on the equipment delivered to the Administrative Agent (provided that the Administrative Agent could, at its discretion, require a desktop appraisal on equipment every six months). As of December 31, 2017, the borrowing base certificate delivered by us under the Revolving Facility reflected a borrowing base as of such date of $20.0 million.

Borrowings under the Amended Credit Facility bore interest at a one-month London Interbank Offered Rate, or LIBOR, plus an applicable margin and interest were payable monthly. The applicable margin ranged from 3.00% to 4.00% depending on our leverage ratio.

The Revolving Facility also included a monthly commitment fee that we paid on undrawn amounts of the Revolving Facility in a range from 0.1875% to 0.50% depending on our leverage ratio; provided, however that we were not required to pay such commitment fee for any month when we had outstanding borrowings greater than 50.0% of the commitments under the Revolving Facility. During the continuance of an event of default, overdue amounts under the Amended Credit Facility would bear interest at 5.00% plus the otherwise applicable interest rate. The Amended Credit Facility had a scheduled maturity date of May 17, 2021.

The Credit Agreement contained representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events and (v) solvency.

The Amended Credit Facility contained certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Company’s ability to (i) incur indebtedness, (ii) issue preferred equity, (iii) pay dividends or make other distributions, (iv) prepay, redeem or repurchase certain debt, (v) make loans and investments, (vi) sell assets, (vii) acquire assets, (viii) incur liens, (ix) enter into transactions with affiliates, (x) consolidate or merge and (xi) enter into hedging transactions. The Company's obligations under the Amended Credit Facility were secured by substantially all of its assets.

The Amended Credit Facility initially required that we maintain, at all times, a ratio of net funded indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, provided that net funded indebtedness was subject to a cash adjustment with respect to any unrestricted cash and cash equivalents of the Borrower and its subsidiaries in an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. The Amended Credit Facility also required that we maintain, at all times, a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. We were in compliance with all such ratios as of December 31, 2017 and 2016. Additionally, our capacity to make capital expenditures was capped at $80.0 million for each fiscal year plus, for fiscal years beginning on January 1, 2019, any unused availability for capital expenditures from the immediately preceding fiscal year; provided, however, that we were permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to us used to fund such capital expenditures.

As of December 31, 2017, we had no borrowings under the Revolving Credit Facility outstanding with $20.0 million revolving commitments available. As of December 31, 2016, we had $1.5 million in borrowings under the Advance Loan Facility outstanding with $8.5 million in advance loan commitments available and $1.0 million in borrowings under the Revolving Credit Facility outstanding with $0.0 million in revolving commitments available.

The Senior Secured Credit Facility was comprised of the following at December 31:

	2017	2016
Revolving Facility	$—	$1,000
Advance Facility	—	1,500
Less: Unamortized debt issuance cost	—	(149)
Total Senior Secured Credit Facility	—	2,351
Less: current maturities	—	(31)
Senior Secured Credit Facility, net of current portion	$—	$2,320

On January 19, 2018, we entered into a new credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaces the Company’s Amended Credit Facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the Administrative Agent. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until the Maturity Date. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. The Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement requires that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which steps down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which steps down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there is subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excludes noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2018 Credit Agreement also requires that we maintain a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Capital Expenditures are permitted up to $225.0 million for the fiscal year ending December 31, 2018, and $75.0 million for fiscal year ending December 31, 2019 and each fiscal year thereafter. In addition, for fiscal years beginning on January 1, 2020, any unused availability for capital expenditures from the immediately preceding fiscal year may be carried forward to the subsequent year; provided, however that we are permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

10.        Equity

Stock-based compensation

In 2015, Solaris LLC approved the Plan whereby Solaris LLC awarded 14,596 options to its officers, key employees and consultants to purchase the Company’s membership units. As of December 31, 2016, there were 12,938 option units outstanding and 47,062 option units available for grant. As of December 31, 2016, there was $323 in unrecognized compensation costs that were to be expensed over 2.67 years.

In 2016 and 2017, there were no additional membership units issued by Solaris LLC under the Plan. In connection with the IPO, the options granted under the Plan were converted into options under the LTIP (see below).

Effective May 17, 2017, both the Board of Directors of Solaris (the "Board") and the holder of all Solaris' then-outstanding equity interests adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards.

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.'s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. Class A common stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at a weighted average exercise price of $2.87 per option and a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017. During the year ended December 31, 2017, 75,130 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 16,354 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2017 was $263. The actual tax expense realized for the tax deductions from option exercises totaled $20 for the year ended December 31, 2017.

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

In connection with the 2015 and 2017 grants, the Company used the following assumptions to determine compensation costs for options granted:

2015:
Expected volatility	47.00%
Expected term (years)	6.25
Expected annual dividend yield	—%
Expected risk-free rate of return	2.14%

2017:
Expected volatility	37.84%
Expected term (years)	4.97
Expected annual dividend yield	—%
Expected risk-free rate of return	1.42%

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service based awards (generally the vesting period of the award of four years). For the years ended December 31, 2017, 2016 and 2015, the Company recognized $295, $127 and $64 of stock-based compensation expense on options, respectively.

The following is a summary of the option activity under the Plan for the years ended December 31, 2016 and 2015 and under the LTIP for the year ended December 31, 2017:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2015	—	$—		$—
Granted	14,596	135.00		—
Exercised	—	—		—
Forfeited	—	—		—
Balance, December 31, 2015	14,596	$135.00	9.66	$—
Exercisable, December 31, 2015	—	—	—	—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(1,658)	135.00		—
Balance, December 31, 2016	12,938	$135.00	8.67	$—
Exercisable, December 31, 2016	3,235	$135.00	8.67	$—
Canceled	(12,938)	135.00		—
Granted	591,261	2.87		—
Exercised	(91,484)	2.87		—
Forfeited	(33,346)	2.87		—
Balance, December 31, 2017	466,431	2.87	6.79	—
Exercisable, December 31, 2017	466,431	2.87	6.79	—

As of December 31, 2017, the Company had no unvested options outstanding.

In connection with the IPO, a total of 648,676 shares of restricted stock were granted to certain employees, directors and consultants under the LTIP. 203,222 shares of the restricted stock were issued with a one-year vesting period and 445,454 shares of the restricted stock were issued with a three-year vesting period.

On July 18, 2017, 156,250 shares of restricted stock were granted to two employees under the LTIP. The 156,250 shares of restricted stock were issued with a vesting period of the later of one-year or the completion of certain performance obligations in connection with the first phase of development of the core infrastructure for the Kingfisher Facility and to generally fully satisfy the related customer contract described in Note 13. These awards were deemed probable of meeting such performance obligations as of December 31, 2017 and therefore, compensation expense was recognized for the ratable period ending December 31, 2017.

On August 23, 2017, 423,737 shares of restricted stock were granted to certain employees and directors under the LTIP with a three-year vesting period.

On November 15, 2017, 4,490 shares of restricted stock were granted to certain employees under the LTIP with a three-year vesting period.

The following table further summarizes activity related to restricted stock for the year ended December 31, 2017:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Issued on May 17, 2017	648,676	$12.04
Awarded	584,477	13.25
Vested	—	—
Forfeited	(14,888)	12.87
Unvested at December 31, 2017	1,218,265	$12.61

For the year ended December 31, 2017, the Company recognized $3,406 of stock-based compensation expense on restricted stock in salaries, benefits and payroll taxes in the consolidated statements of operations and $1,080 in transloading facility construction in process within property, plant and equipment, net in the consolidated balance sheets. As of December 31, 2017, total unrecognized compensation cost related to nonvested restricted stock was $10,881, which is expected to be recognized over a weighted-average period of 2.20 years.

The number of shares remaining available for future issuance under LTIP is 3,433,384.

Notes receivable from unit-holders

Solaris LLC's Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC's employees in exchange for a promissory note. The promissory notes are partial recourse, accrue interest at 6% per annum and mature through various dates during 2022. Principal and accrued interest are due and payable upon the earlier of employee termination or the maturity date of the note. In 2016 and 2017, there were no additional Solaris LLC Units issued.

As of December 31, 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. During 2017, employees paid off their applicable promissory notes of $4.7 million principal and $575 of accrued interest in cash for previously assigned 46,875 Solaris LLC Units.

As of December 31, 2016, the outstanding principal for the notes totaled $4.7 million and accrued interest for the notes totaled $463. These notes are recorded in stockholders' and members' equity as the notes were originally received in exchange for the issuance of membership units and are netted against the value of the respective units issued. During 2017, $112 of accrued interest was incurred for the notes, prior to being paid off.

Earnings(Loss) Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris for the period from May 17, 2017 through December 31, 2017, the period following the reorganization transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to May 17, 2017, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share, or EPS, for the year ended December 31, 2017:

Year Ended
Basic net income per share:	December 31, 2017
Numerator
Net income attributable to Solaris	$3,636
Less income attributable to participating securities (1)	(248)
Net income attributable to common stockholders	$3,388

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	12,117
Effect of dilutive securities:
Stock options (2)	365
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	12,482

Earnings per share of Class A common stock - basic	$0.28
Earnings per share of Class A common stock - diluted	$0.27

(1)	The Company's restricted shares of common stock are participating securities.
(2)

The year ended December 31, 2017 includes 365 shares of Class A Common Stock resulting from an assumed conversion of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

From January 1, 2018 through March 6, 2018, 5,903,247 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Additionally, from January 1, 2018 through March 6, 2018, 235,396 options were exercised in exchange for an equal number of shares of Class A common stock.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

Year Ended
December 31, 2017
Class B common stock	31,100
Restricted stock awards	225
31,325

11.      Income Taxes

Income Taxes

The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. Solaris LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, Solaris LLC's members, including the Company, are liable for federal and state income taxes on their respective shares of Solaris LLC's taxable income. Solaris LLC is liable for income taxes in those states not recognizing its pass-through status.

On December 22, 2017, the U.S. government enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), comprehensive tax legislation. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) eliminating of the corporate alternative minimum tax (AMT); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), and (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax expense of $22.6 million and a gain pursuant to the Tax Receivable Agreement of $21.9 million in the period ending December 31, 2017. This net expense primarily relates to impact of remeasuring our existing net deferred tax asset as a result of the corporate income tax rate reduction from 35% to 21%. Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	247	43	67
	247	43	67
Deferred:
Federal	24,385	—	—
State	1,267	—	—
	25,652	—	—
Income tax expense	$25,899	$43	$67

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes as follows:

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes	$48,386	$2,846	$(1,306)
Less: net income prior to corporate reorganization	3,665	2,846	(1,306)
Less: net income before income taxes attributable to noncontrolling interest	15,439	—	—
Income (loss) attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	29,282	—	—
Income tax expense (benefit) at the federal statutory rate	10,249	—	—
State income taxes, net of federal benefit	1,071	43	67
Remeasurement of federal deferred tax assets due to rate change	22,637	—	—
Tax receivable agreement adjustments	(8,058)	—	—
Income tax (benefit) expense	$25,899	$43	$67

The effective combined U.S. federal and state income tax rates were 53.5% and 1.5% for the years ended December 31, 2017 and 2016, respectively. The year-over-year increase in the effective tax rate was primarily attributable to remeasuring our existing net deferred tax asset from 35% to 21% due to the federal corporate income tax rate change enacted under the Tax Act. The effective tax rate also increased as a result of the Reorganization Transactions in 2017 and an increase in net income during the period. These increases in the effective tax rate were offset by a favorable tax adjustment related to the revaluation of the Tax Receivable Agreement due to the Tax Act. The revaluation of the Tax Receivable Agreement under the Tax Act resulted in an increase to non-operating income of $21.9 million.  This income is not taxable and thus lowered the overall effective tax rate.

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Assets:
Investments in subsidiaries	$20,219	$—
Imputed interest	612	—
Net operating loss carryforward	5,493	—
Total deferred tax assets	26,324	—
Liabilities:
Total deferred tax liabilities	—	—
Net deferred tax asset	$26,324	$—

As of December 31, 2017, the Company had approximately $24.5 million of federal net operating loss carryovers and $6.1 million of state net operating loss carryovers that expire in year 2037.

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2017, 2016 and 2015, the Company’s uncertain tax benefits totaling $812, $0 and $0, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The current year addition to uncertain tax benefits relates to the treatment of certain costs incurred in connection with the Company’s initial and secondary public offerings. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, January 1,	$—	$—	$—
Additions for the current year tax	812	—	—
Additions related to prior years	—	—	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to lapses in statute of limitations	—	—	—
Reductions related to prior years	—	—	—
Balance, December 31,	$812	$—	$—

The full balance of unrecognized tax benefits as of December 31, 2017, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense; notwithstanding, as of December 31, 2017, the Company has not accrued any penalties or interest.

Payables Related to Parties Pursuant to Tax Receivable Agreement

As of December 31, 2017, our liability under the Tax Receivable Agreement was $24.7 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from additional depreciation and amortization related to basis adjustments under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), created in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s amended and restated Limited Liability Company Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from the depreciation and amortization related to basis adjustments under Section 754 of the Code, created in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right. If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statement of operations.

12.        Concentrations

For the year ended December 31, 2017, four customers accounted for 23%, 15%, 13% and 11% of the Company’s revenue. For the year ended December 31, 2016, two customers accounted for 40%  and 9% of the Company’s revenue. For the year ended December 31, 2015, four customers accounted for 65% of the Company’s revenue. As of December 31, 2017, four customers accounted for 63% of the Company’s accounts receivable. As of December 31, 2016, one customer accounted for 23% of the Company’s accounts receivable.

For the years ended December 31, 2017, 2016 and 2015, two, one and one supplier accounted for 17%, 15% and 13% of the Company’s total purchases, respectively. As of December 31, 2017, three suppliers accounted for 38% of the Company’s accounts payables. As of December 31, 2016, two suppliers accounted for 25% of the Company’s accounts payables.

13.        Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements.

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2018	$585
2019	504
2020	430
2021	350
2022	335
Thereafter	6,181
Total minimum lease payments	$8,385

The above amounts include $6.6 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility further described below.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. At December 31, 2017 and 2016, the Company had commitments of approximately $33,600  and $835, respectively, related to these commitments.

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven-year customer contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility, which became effective in January 2018.

Certain performance-based cash awards of $1,875 and performance-based equity awards in the form of 156,250  shares of restricted stock were granted in connection with construction of the Kingfisher Facility and are both contingent upon performance obligations including certain construction milestones which are considered probable. As such, $1,875 has been recognized as accrued liabilities in the consolidated balance sheet as of December 31, 2017, and of which $500 has been settled in January 2018. Certain other performance-based cash awards contingent upon final costs of construction are deemed probable however an estimate cannot be made as of December 31, 2017. As of December 31, 2017, the Company had remaining obligations related to executed agreements in connection with construction activities at the Kingfisher Facility of approximately $15.0 million.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of generating certain financial milestones. As of December 31, 2017, the Company had not concluded that it is probable that these milestones will be achieved and thus has not recognized this obligation in the consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company's corporate headquarters. The total future guaranty is $2.2  million as of December 31, 2017. Refer to Note 14 for additional information regarding related party transactions recognized.

14.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the year ended December 31, 2017, Solaris LLC paid $910 for these services, of which $464 was included in salaries, benefits and payroll taxes, and $446 was included in selling, general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2016, Solaris LLC paid $325 for these services, of which $224 was included in salaries, benefits and payroll taxes, and $101 was included in selling, general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2015, Solaris LLC paid $108 for these services, all of which was included in selling, general and administrative expenses in the consolidated statement of operations.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, between Solaris LLC and Solaris Energy Management LLC (“SEM”), a company partially-owned by William A. Zartler (as amended, the “Amended Services Agreement”).

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See note 11 for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

15.        Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through March 6, 2018, the date the financial statements were available to be issued.

2018 Credit Agreement

On January 19, 2018, we entered into the “2018 Credit Agreement” by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaces the Company’s Amended Credit Facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the Administrative Agent. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We have the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until the Maturity Date. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. The 2018 Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving

Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement requires that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which steps down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which steps down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there is subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excludes noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The Credit Agreement also requires that we maintain a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Capital Expenditures are permitted up to $225.0 million for the fiscal year ending December 31, 2018, and $75.0 million for fiscal year ending December 31, 2019 and each fiscal year thereafter. In addition, for fiscal years beginning on January 1, 2020, any unused availability for capital expenditures from the immediately preceding fiscal year may be carried forward to the subsequent year; provided, however that we are permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

Common stock

From January 1, 2018 through March 6, 2018, 5,903,247 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Additionally, from January 1, 2018 through March 6, 2018, 235,396 options were exercised in exchange for an equal number of shares of Class A common stock.

16.      Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2017
Total revenue	$10,324	$13,389	$18,478	$25,204
Operating income	4,825	1,670	8,082	10,884
Net income	4,782	1,062	7,406	9,237
Net income attributable to Solaris	—	157	1,379	2,100
Earnings per share of Class A common stock - basic (1)	$—	$0.01	$0.13	$0.13
Earnings per share of Class A common stock - diluted (1)	$—	$0.01	$0.12	$0.13

2016
Total revenue	$3,144	$2,976	$4,748	$7,289
Operating income (loss)	(126)	(785)	724	3,048
Net income (loss)	(127)	(804)	711	3,023
Net income (loss) attributable to Solaris	—	—	—	—
Earnings per share of Class A common stock - basic (1)	$—	$—	$—	$—
Earnings per share of Class A common stock - diluted (1)	$—	$—	$—	$—

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through December 31, 2017, the period following the reorganization transactions and IPO. See Note 10.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on  May 14,  2018 (the “Annual Meeting”) and is incorporated herein by reference.

Item 11.       Executive Compensation

Information as to Item 11 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information as to Item 14 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Part IV

Item 15.       Exhibits and Financial Statement Schedules

(1) Financial Statements

The consolidated financial statements of Solaris Oilfield Infrastructure, Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report. Reference is made to the accompanying Index to Consolidated Financial Statements.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

(3) Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 23, 2017).

3.2

Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 23, 2017).

10.1†

Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement (File No. 333 216721) filed with the Commission on May 16, 2017).

10.2†

Form of Restricted Stock Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 Registration Statement (File No. 333 216721) filed with the Commission on May 16, 2017).

10.3†

Form of Stock Option Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 Registration Statement (File No. 333 216721) filed with the Commission on May 16, 2017).

10.4

Second Amended and Restated Limited Liability Company Agreement of Solaris Oilfield Infrastructure, LLC Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.6	Indemnification Agreement (Gregory A. Lanham) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.7	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.8	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.9	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.10	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.11	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.12	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.13	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.14	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.15	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.16	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.17	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.18

Credit Agreement, dated as of December 1, 2016, among Solaris Oilfield Infrastructure, LLC, the Lenders from Time to Time Party Thereto and Woodforest National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A Registration Statement (File No. 333 216721) filed with the Commission on May 2, 2017).

10.19

First Amendment to the Credit Agreement, dated as of May 17, 2017, among Solaris Oilfield Infrastructure, LLC, the Lenders from Time to Time Party Thereto and Woodforest National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 23, 2017).

10.20	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.21+

Sand Storage and Transload Agreement, dated July 27, 2017, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A (File No. 001-38090) filed with the Commission on October 19, 2017).

10.22	Indemnification Agreement (Christopher M. Powell) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on November 2, 2017).
10.23*	Credit Agreement, dated January 19, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent.
21.1*	List of Subsidiaries of Solaris Oilfield Infrastructure, Inc.
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm for Solaris Oilfield Infrastructure, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

**   Furnished herewith. Pursuant to SEC Release No. 33 8212, this certification will be treated as “accompanying” this Annual Report on Form 10 K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

†Management contract or compensatory plan or arrangement.

+Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16.       Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

By:	/s/ Gregory A. Lanham
Gregory A. Lanham
Chief Executive Officer
Date: March 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2018.

Signature	Title

/s/ Gregory A. Lanham	Chief Executive Officer and Director (Principal Executive Officer)
Gregory A. Lanham

/s/ Kyle S. Ramachandran	Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Lindsay R. Bourg	Chief Accounting Officer (Principal Accounting Officer)
Lindsay R. Bourg

/s/ William A. Zartler	Chairman
William A. Zartler

/s/ James R. Burke	Director
James R. Burke

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague