Form 10-Q
period 2018-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2018-05-08
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 8, 2018, the registrant had 26,605,197 shares of Class A common stock, $0.01 par value per share, and 20,665,508 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well service technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our proppant management systems and transloading services;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•	changes in market price and availability of materials;

•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation;
•	credit markets;
•	leasehold or business acquisitions;
•	uncertainty regarding our future operating results;
•	significant changes in the rail industry or the rail lines that service our business, such as increased regulation, embargoes; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$26,413	$63,421
Accounts receivable, net	20,066	12,979
Prepaid expenses and other current assets	6,189	3,622
Inventories	7,124	7,532
Total current assets	59,792	87,554
Property, plant and equipment, net	193,783	151,163
Goodwill	17,236	17,236
Intangible assets, net	5,125	5,335
Deferred tax assets	32,775	25,512
Other assets	1,152	260
Total assets	$309,863	$287,060
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,086	$5,000
Accrued liabilities	13,067	15,468
Current portion of capital lease obligations	33	33
Total current liabilities	18,186	20,501
Capital lease obligations, net of current portion	173	179
Payables related to parties pursuant to Tax Receivable Agreement	51,217	24,675
Other long-term liabilities	135	145
Total liabilities	69,711	45,500
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 25,149 issued and 25,133 outstanding as of March 31, 2018 and 19,026 issued and 19,010 outstanding as of December 31, 2017	252	190
Class B common stock, $0.00 par value, 180,000 shares authorized, 20,907 shares issued and outstanding as of March 31, 2018 and 26,811 issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	121,589	121,727
Accumulated earnings	9,566	3,636
Treasury stock (at cost), 16 shares as of March 31, 2018 and December 31, 2017	(261)	(261)
Total stockholders' equity attributable to Solaris	131,146	125,292
Non-controlling interest	109,006	116,268
Total stockholders' equity	240,152	241,560
Total liabilities and stockholders' equity	$309,863	$287,060

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Proppant management system rental	$27,405	$8,401
Proppant management system services	7,509	1,923
Transloading services	450	—
Proppant inventory software services	654	—
Total revenue	36,018	10,324

Operating costs and expenses:
Cost of proppant management system rental (excluding $2,635 and $1,029 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately) (1)	1,418	350
Cost of proppant management system services (excluding $237 and $63 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately) (1)	9,106	2,074
Cost of transloading services (excluding $5 of depreciation and amortization for the three months ended March 31, 2018, shown separately)	332	—
Cost of proppant inventory software services (excluding $212 of depreciation and amortization for the three months ended March 31, 2018, shown separately)	256	—
Depreciation and amortization	3,202	1,164
Salaries, benefits and payroll taxes (1)	2,621	1,008
Selling, general and administrative (excluding $113 and $72 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately)	1,880	877
Other operating expenses	1,677	—
Total operating costs and expenses	20,492	5,473
Operating income	15,526	4,851
Interest expense	(84)	(22)
Other income (expense)	—	(25)
Total other income (expense)	(84)	(47)
Income before income tax expense	15,442	4,804
Provision for income taxes	(2,027)	(22)
Net income	13,415	4,782
Less: net income related to Solaris LLC	—	(4,782)
Less: net income related to non-controlling interests	(7,485)	—
Net income attributable to Solaris	$5,930	$—

Earnings per share of Class A common stock - basic (2)	$0.24	$—
Earnings per share of Class A common stock - diluted (2)	$0.23	$—

Basic weighted-average shares of Class A common stock outstanding (2)	23,884	—
Diluted weighted-average shares of Class A common stock outstanding (2)	24,073	—

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of proppant management system rental	$5	$—
Cost of proppant management system services	40	—
Salaries, benefits and payroll taxes	1,468	32
Stock-based compensation expense	$1,513	$32

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A		Class B
	Common Stock		Common Stock		Additional	Accumulated	Treasury Stock		Non-	Total
					Paid-in	Earnings/			controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$121,727	$3,636	16	(261)	$116,268	$241,560
Exchange of B shares for A shares	5,904	59	(5,904)	—	14,450	—	—	—	(14,509)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	—	—	—	—	(17,373)	—	—	—	—	(17,373)
Stock option exercises	235	3	—	—	911	—	—	—	(238)	676
Stock-based compensation	—	—	—	—	1,874	—	—	—	—	1,874
Net income	—	—	—	—	—	5,930	—	—	7,485	13,415
Balance at March 31, 2018	25,149	$252	20,907	$—	$121,589	$9,566	16	$(261)	$109,006	$240,152

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,415	$4,782
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,202	1,164
Loss on disposal of asset	3	25
Stock-based compensation	1,513	32
Amortization of debt issuance costs	63	12
Deferred income tax expense	1,906	—
Other	(9)	—
Changes in assets and liabilities:
Accounts receivable	(7,087)	(1,011)
Prepaid expenses and other assets	(2,569)	(3,567)
Inventories	(7,124)	(451)
Accounts payable	510	1,458
Accrued liabilities	620	397
Net cash provided by operating activities	4,443	2,841
Cash flows from investing activities:
Investment in property, plant and equipment	(41,160)	(7,618)
Proceeds from disposal of asset	—	8
Investment in intangible assets	(6)	(6)
Net cash used in investing activities	(41,166)	(7,616)
Cash flows from financing activities:
Payments under capital leases	(7)	(7)
Payments under notes payable	—	(60)
Proceeds from stock option exercises	676	—
Payments related to debt issuance costs	(954)	—
Proceeds from pay down of promissory note related to membership units	—	3,052
Net cash provided by (used in) financing activities	(285)	2,985

Net decrease in cash	(37,008)	(1,790)
Cash at beginning of period	63,421	3,568
Cash at end of period	$26,413	$1,778

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$140	$156
Property and equipment additions incurred but not paid at period-end	6,267	625
Financing:
Notes payable issued for property, plant and equipment	—	186
Accrued interest from notes receivable issued for membership units	—	57
Cash paid for:
Interest	11	43

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

We also operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”).  In July 2017, we entered into a seven-year contract with a leading STACK exploration and production company to provide proppant transloading service at the facility. Commercial operations commenced in January 2018 and we expect to complete initial phase one construction by August 2018.

We also provide remote monitoring of proppant inventory from the source mine to well site through our Railtronix™ and PropView® inventory management systems. Our customers rely on this data to manage distribution of proppant along their supply chain.

Organization

Solaris Oilfield Infrastructure, Inc. (“Solaris Inc.” or the “Company”) was incorporated in February 2017 for the purpose of completing an initial public offering in order to operate the business of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”). Our initial public offering (“IPO” or the “Offering”) was completed on May 17, 2017.

In connection with the closing of the IPO, Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income (loss) attributable to the holders of Solaris Inc.’s Class A common stock.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

As described in Note 1, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. The financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers, and are stated at amounts due from customers net of any allowance for doubtful accounts. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of March 31, 2018 and December 31, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts. Inventory purchases are recorded initially at cost and net realizable value. Adjustments that reduce the average cost will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three months ended March 31, 2018 and 2017.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”) as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $216 and $1 for the three months ended March 31, 2018 and 2017, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2017:
Customer relationships	$4,703	$(36)	$4,667
Software acquired in the acquisition of Railtronix	346	(3)	343
Non-competition agreement	225	(3)	222
Patents and other	108	(5)	103
Total identifiable intangibles	$5,382	$(47)	$5,335

As of March 31, 2018:
Customer relationships	$4,703	$(223)	$4,480
Software acquired in the acquisition of Railtronix	346	(16)	330
Non-competition agreement	225	(15)	210
Patents and other	114	(9)	105
Total identifiable intangibles	$5,388	$(263)	$5,125

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of March 31, 2018 and December 31, 2017, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix (Note 3). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three months ended March 31, 2018 and 2017.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three months ended March 31, 2018 and 2017.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  The Company applied ASC Topic 606 to all contracts with customers and did not elect practical expedients upon adoption of the standard. No cumulative adjustment to accumulated earnings was required as a result of this adoption, and the adoption did not have a material impact on our consolidated financial statements as no material arrangements prior to the adoption were impacted under the new pronouncement.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. The Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility which commenced transloading operations in January 2018. We currently provide rail-to-truck transloading and we will provide high-efficiency sand silo storage and transloading services after completion of phase one construction at the facility which is expected to be completed by August 2018. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility, which is considered to be our performance obligation. We measure progress based on the proppant delivered and transloaded at the facility. Under certain agreements quarterly minimum throughput volumes are required. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. The Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant inventory software services consist primarily of the fees charged to customers for the use of our Railtronix inventory management software acquired in December 2017. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck, which is considered to be our performance obligation.

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

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, research and development costs were $0 and $82, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of March 31, 2018, we had no borrowings under the 2018 Credit Agreement outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. For the three months ended March 31, 2018, we recognized a combined U.S. federal and state provision for income taxes of $2,027. For the three months ended March 31, 2017, we recognized a provision for state franchise taxes of $22 in relation to Solaris LLC.

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) temporary bonus depreciation that will allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of March 31, 2018, we have not changed the provisional amounts recorded in 2017.  Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2018 and December 31, 2017.

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

See Note 10 to our condensed consolidated financial statements for additional information regarding income taxes.

Payable to Related Parties Pursuant to Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of March 31, 2018, Solaris Inc. recorded a payable to parties pursuant to the Tax Receivable Agreement of $51,217.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2018 and December 31, 2017, there were no environmental matters deemed probable.

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

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017‑05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017‑05"). ASU 2017‑05 clarifies the scope of Subtopic 610‑20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610‑20 was issued in May 2014 as part of ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017‑05 clarify that a financial asset is within the scope of Subtopic 610‑20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610‑20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017‑05 are effective at the same time as the amendments in ASU 2014‑09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017‑05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company adopted ASU 2017-05 during the quarter ended March 31, 2018 using the modified retrospective approach. Adoption of this ASU did not impact the Company’s opening balance of retained earnings as of January 1, 2018 as our reported results did not differ under the new revenue standard and the previous guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018, which did not have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016‑15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016‑15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018, which did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during the first quarter ending March 31, 2019. This standard mandates a modified retrospective transition method. We are currently in the process of quantifying the impact of the new standard on our condensed consolidated balance sheet.

3.    Business Combinations

On December 6, 2017 the Company completed its acquisition of substantially all of the assets of Railtronix, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations, for $9,505 including $5,000 cash consideration, and $4,505 equity consideration of 279,655 Solaris LLC Units and 279,655 shares of Class B common stock. The equity consideration was based on the closing price of our Class A common stock on December 6, 2017 of $16.11.

The purchase price was allocated based on the fair value of $4,697,  $225 and $346 for identifiable intangible assets including customer relationships, a non-competition agreement and software, respectively. The amount of consideration in excess of the fair value of identifiable intangible assets of $4,237 was recognized as goodwill. The valuations to derive the allocation of purchase price included a multi period excess earnings valuation method, with or without valuation method, and relief from royalty valuation method estimates using estimates for future cash flows from customer relationships, return on workforce, customer attrition, working capital assumptions, income taxes, competition, costs saved through owning the asset and risk adjusted discount rates.

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

The actual impact of this acquisition was an increase to “Total revenues” of $654 and a decrease to “Net income” of $1,493 in the condensed consolidated statement of operations for the three months ended March 31, 2018. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the three months ended March 31, 2017 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Three Months Ended
	March 31, 2017
	Actual	Pro Forma
Pro forma (unaudited)
Total revenues	$10,324	$10,695
Net income	4,782	4,726

Certain contingent performance-based cash awards totaling $2,500 are also payable to the seller upon the achievement of certain financial milestones. $1,625 was recognized and paid in the first quarter ending March 31, 2018 and is recorded in other operating expense. The Company has not yet concluded that it is probable that additional milestones will be achieved and thus has not recognized the additional $875 obligation in the condensed consolidated financial statements.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Prepaid purchase orders	$5,412	$2,731
Prepaid insurance	100	389
Deposits	487	261
Other assets	190	241
Prepaid expenses and other current assets	$6,189	$3,622

5.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Proppant management systems and related equipment	$149,882	$116,307
Proppant management systems in process	8,490	6,043
Transloading facility construction in process	35,958	28,729
Computer and related equipment	3,189	2,455
Machinery and equipment	4,492	4,396
Vehicles	5,991	4,577
Buildings	3,482	3,251
Land	608	578
Furniture and fixtures	97	91
Property, plant and equipment, gross	212,189	166,427
Less: accumulated depreciation	(18,406)	(15,264)
Property, plant and equipment, net	$193,783	$151,163

Depreciation expense for the three months ended March 31, 2018 and 2017 was $2,986 and $1,163, respectively, of which $2,635 and $1,029 is attributable to cost of proppant management system rental, $237 and $63 is attributable to cost of proppant management system services, $5 and $0 is attributable to cost of transloading services and $109 and $71 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $140 and $156 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended March 31, 2018 and 2017, respectively.

In July 2017, the Company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12. Refer to Note 12 for commitments and contingencies in connection with additional construction plans for this asset.  This asset as well as construction costs incurred through March 31, 2018 are recognized in property, plant and equipment as Transloading facility construction in process.

6.    Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2018	2017
Property, plant and equipment	$4,592	$7,612
Employee related expenses	4,114	4,829
Selling, general and administrative	1,325	1,507
Cost of revenue	1,876	825
Excise, franchise and sales taxes	910	608
Ad valorem taxes	190	15
Other	60	72
Accrued liabilities	$13,067	$15,468

7.    Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 28, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%. As of March 31, 2018 and December 31, 2017, the Company had property, plant and equipment under capital lease with a cost of $294 and accumulated depreciation of $69 and $64, respectively.

Future principal minimum payments under capital lease are as follows as of March 31, 2018:

Amount
2018 (remainder of)	$25
2019	33
2020	33
2021	33
2022	33
Thereafter	73
Total payments	230
Less: amount representing imputed interest at 3.25%	(24)
Present value of payments	206
Less: current portion	(33)
Capital lease obligation, net of current portion	$173

8.    Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the Administrative Agent. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans. As of March 31, 2018, the Company had availability to borrow approximately $19.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

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

The 2018 Credit Agreement requires that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which stepped down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which stepped down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there is subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excludes noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

As of March 31, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

As of March 31, 2018, we had no borrowings under the 2018 Credit Agreement outstanding.

9.    Equity

Stock-based compensation

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. Class A common stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per option, had a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three months ended March 31, 2018, the Company did not recognize stock-based compensation expense on options. For the three months ended March 31, 2017, the Company recognized $32 of stock-based compensation expense on options.

As of March 31, 2018, 1,219,537 shares of restricted stock have been issued and are outstanding. 634,963 shares, 291,934 shares, 291,934 shares and 706 shares of restricted stock vest in 2018, 2019, 2020 and 2021, respectively.

For the three months ended March 31, 2018, the Company recognized $5,  $40 and $1,468 of stock-based compensation expense on restricted stock in cost of proppant management system rental, cost of proppant management system services and salaries, benefits and payroll taxes, respectively, in the consolidated statements of operations and $361 within property, plant and equipment, net in the consolidated balance sheets.

Notes receivable from unit-holders

Solaris LLC’s Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC’s employees in exchange for a promissory note. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2017 there were no additional Solaris LLC Units issued in exchange for promissory notes. During the three months ended March 31, 2017, certain employees paid off their applicable promissory notes of $2.7 million principal and $315 of accrued interest in cash for previously assigned 27,368 units.

Earnings(Loss) Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris for periods following the IPO and reorganization transactions completed in connection therewith, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to the IPO; therefore, no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended March 31, 2018:

Three Months Ended
Basic net income per share:	March 31, 2018
Numerator
Net income attributable to Solaris	$5,930
Less income attributable to participating securities (1)	(288)
Net income attributable to common stockholders	$5,642

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	23,884
Effect of dilutive securities:
Stock options (2)	189

Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	24,073

Earnings per share of Class A common stock - basic	$0.24
Earnings per share of Class A common stock - diluted	$0.23

(1)	The Company’s restricted shares of common stock are participating securities.
(2)

The three months ended March 31, 2018 include 189 shares of Class A common stock resulting from an assumed conversion of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

Three Months Ended
March 31, 2018
Class B common stock	22,172
Restricted stock awards	635
Total	22,807

10. Income Taxes

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

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) temporary bonus depreciation that will allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL)  carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of March 31, 2018, we have not changed the provisional amounts recorded in 2017.  Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

The effective combined U.S. federal and state income tax rates were 12.97% and 0.46% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for U.S. federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2018 and December 31, 2017, the Company’s uncertain tax benefits totaling $812 are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of March 31, 2018, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense; notwithstanding, as of March 31, 2018, the Company has not accrued any penalties or interest.

Payables Related to Parties Pursuant to Tax Receivable Agreement

As of March 31, 2018, our liability under the Tax Receivable Agreement was $51,217, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from additional depreciation and amortization related to basis adjustments under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), created in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement).

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

11.  Concentrations

For the three months ended March 31, 2018, four customers accounted for 18%,  12%,  11% and 10% of the Company’s revenue. For the three months ended March 31, 2017, two customers accounted for 34% and 16% of the Company’s revenue. As of March 31, 2018, four customers accounted for 53% of the Company’s accounts receivable. As of December 31, 2017, four customers accounted for 63% of the Company’s accounts receivable.

For the three months ended March 31, 2018 and 2017, one supplier accounted for 10% of the Company’s total purchases. As of March 31, 2018, three suppliers accounted for 28% of the Company’s accounts payable. As of December 31, 2017, three suppliers accounted for 38% of the Company’s accounts payable.

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

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2018 (remainder of)	$457
2019	527
2020	430
2021	350
2022	335
Thereafter	6,181
Total minimum lease payments	$8,280

The above amounts include $6.6 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility further described below.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of March 31, 2018 and December 31, 2017, the Company had commitments of approximately $50,152 and $33,600, respectively, related to these commitments.

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven-year customer contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility, which became effective in January 2018.

Certain performance-based cash awards of $1,875 and performance-based equity awards in the form of 156,250 shares of restricted stock were granted in connection with construction of the Kingfisher Facility and are both contingent upon performance obligations including certain construction milestones which are considered probable. As such, $1,375 and $1,875 have been recognized as accrued liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, and of which $500 has been settled in January 2018. Certain other performance-based cash awards contingent upon final costs of construction are deemed probable however an estimate cannot be made as of March 31, 2018. As of March 31, 2018, the Company had remaining obligations related to executed agreements in connection with construction activities at the Kingfisher Facility of approximately $4.0 million.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of March 31, 2018, certain of the financial milestones had been achieved and the Company paid and recognized $1,625 in other operating expense in the condensed consolidated statements of operations. However, as of March 31, 2018, the Company had not concluded that the remaining milestones will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty is $3.5 million as of March 31, 2018.  Refer to Note 13 for additional information regarding related party transactions recognized.

13.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2018 and 2017, Solaris LLC paid $214 and $339 for these services of which $8 and $274 was included in salaries, benefits and payroll taxes, and $206 and $65 was included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, between Solaris LLC and Solaris Energy Management, LLC (“SEM”), a company partially owned by William A. Zartler (as amended, the “Amended Services Agreement”).

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 10 for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Solaris,” the "Company," "we," "us," and "our" refer to (i) Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 as updated by our subsequent filings with the Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Our Predecessor and Solaris

Solaris LLC was formed in July 2014. Solaris Inc. was incorporated as a Delaware corporation in February 2017 for the purpose of completing an initial public offering of equity in May 2017 (the “IPO” or the “Offering”) and related transactions. On May 11, 2017, in connection with the IPO, Solaris Inc. became a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

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

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that integrates our supply chain management and drives additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy and Apache Corporation, as well as oilfield service companies, such as ProPetro Holding Corp. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale and the Marcellus and Utica Shales. Since commencing operations in April 2014, we have grown our fleet from two systems to 108 systems.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of vertical proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, our patent pending non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This patent pending non-pneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers. Additionally, our systems are scalable and we have experienced increased demand for our larger capacity system, which utilizes 12 silos per location. This added buffer provides our customers with additional on-site storage, which helps further alleviate logistics bottlenecks upstream of the well site.

In July 2017, we entered into a seven-year contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility constructed and operated by Solaris in Kingfisher County, Oklahoma. The Kingfisher Facility is located central to the active SCOOP/STACK plays and we believe it will be the first independent, unit-train capable, high speed transload facility in Oklahoma. The Kingfisher Facility currently provides proppant transloading services, but also has capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility is located on a 300-acre parcel of land, directly on the Union Pacific Railroad with a 30-year land lease with the State of Oklahoma. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks, including an initial 8,000 foot unit-train loop and 18,000 feet of rail sidetrack. Initial storage will include 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility will also service manifest trains and provide direct rail-to-truck transloading. The Company broke ground on rail and storage construction in August 2017, which are expected to be completed by August 2018. We commenced initial transloading operations in January 2018 and we are receiving regular shipments of proppant for our customer. The seven-year contract term commenced in January 2018.

In December 2017, the Company completed its acquisition of substantially all of the assets of Railtronix, LLC, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations (“Railtronix”). Upon closing the acquisition, we integrated Railtronix into our business. We recently completed the first phase of data integration between the Railtronix and PropView® inventory management systems in connection with commencing transloading operations at our Kingfisher Facility. We can now provide our customers with full visibility across their supply chain – from the mine to well site.

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

Though the number of active rigs in North America has declined from the highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in demand for drilling and completion activity beginning in the third quarter of 2016 and continuing today as hydrocarbon prices have recovered somewhat. We expect this demand to continue to increase as E&P companies increase drilling and completion activities. According to Baker Hughes’ North American Rig Count, the number of active total rigs in the United States reached a low of 404, as reported on May 27, 2016, but has since increased by more than 155% to 1,032 active rigs as reported on May 4, 2018. If hydrocarbon prices stabilize at current levels or rise further, we expect to see further increased drilling and completion activity in the basins in which we operate. Should hydrocarbon prices decrease, the demand for our products and services may decrease due to potentially lower industry activity levels.

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

During 2017 and 2018, numerous regional sand mine developments were announced and several have commenced operations with proximity to several active oil and gas basins, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations and the Haynesville Shale. While these regional mines reduce the total distance between mine and destination, there are frequently increased transportation complexities as several buffers are removed from the supply chain, including rail cars and transloading facilities. As a result, we believe the demand for our solutions, including large, mobile inventory capacity at the well site and remote inventory monitoring data along the supply chain will increase as additional local mines are brought on line.

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in fourteen of the last fifteen quarters beginning in the second quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 108 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 7,673 in the three months ended March  31, 2018 from 2,627 in the three months ended March  31, 2017, an increase of approximately 192%.

The number of systems in our fleet increased to an average of 85.8 during the three months ended March  31, 2018 from an average of 31.3 during the three months ended March  31, 2017, an increase of approximately 174%. The average number of systems deployed to customers increased to 85.2 in the three months ended March  31, 2018 from 29.2 in the three months ended March  31, 2017, an increase of approximately 192%.

How We Generate Revenue

We generate the majority of our revenue primarily through the rental of our systems and related services, including transportation of our systems and field supervision and support. The system rentals and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems on a monthly basis.

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

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant management system rental (excluding depreciation and amortization);
•	Cost of proppant management system services (excluding depreciation and amortization);
•	Cost of software inventory management services (excluding depreciation and amortization);
•	Cost of transloading operations and services (excluding depreciation and amortization);
•	Depreciation and amortization associated with the costs to build our systems and the costs to develop rail and storage assets;
•	Salaries, benefits and payroll taxes;
•	Selling, general and administrative expenses; and
•	Other operating expenses.

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

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and we depreciated over a life ranging from 2 to 15 years. The costs to build our rail and storage assets are capitalized and we depreciated over a life of 15 to 30 years.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-

GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

Fleet Growth

We have experienced significant growth over the past four years. Since commencing operations in April 2014, we have grown our fleet from two systems to 108 systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to seven as of May 8, 2018. Since the second quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in fourteen of the last fifteen quarters. We have increased our system revenue days by more than 4,310% from the second quarter of 2014 to the first quarter of 2018, representing a 174% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

Public Company Expenses

Following the completion of the IPO, we incurred direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and incremental director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Revenue
Proppant management system rental	$27,405	$8,401	$19,004
Proppant management system services	7,509	1,923	5,586
Transloading services	450	—	450
Proppant inventory software services	654	—	654
Total revenue	36,018	10,324	25,694
Operating costs and expenses:
Cost of proppant management system rental (excluding $2,635 and $1,029 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately)	1,418	350	1,068
Cost of proppant management system services (excluding $237 and $63 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately)	9,106	2,074	7,032
Cost of transloading services (excluding $5 of depreciation and amortization for the three months ended March 31, 2018, shown separately)	332	—	332
Cost of proppant inventory software services (excluding $212 of depreciation and amortization for the three months ended March 31, 2018, shown separately)	256	—	256
Depreciation and amortization	3,202	1,164	2,038
Salaries, benefits and payroll taxes	2,621	1,008	1,613
Selling, general and administrative (excluding $113 and $72 of depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively, shown separately)	1,880	877	1,003
Other operating expenses	1,677	—	1,677
Total operating costs and expenses	20,492	5,473	15,019
Operating income	15,526	4,851	10,675
Interest expense, net	(84)	(22)	(62)
Other income (expense)	—	(25)	25
Total other income (expense)	(84)	(47)	(37)
Income before income tax expense	15,442	4,804	10,638
Provision for income taxes	(2,027)	(22)	(2,005)
Net income	13,415	4,782	8,633
Less: net income related to Solaris LLC	—	(4,782)	4,782
Less: net income related to non-controlling interests	(7,485)	—	(7,485)
Net income attributable to Solaris	$5,930	$—	$5,930

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $19.0 million,  or 226%, to  $27.4 million for the three months ended March 31, 2018 compared to $8.4 million for the three months ended March 31, 2017. This increase was primarily due to a 192% increase in the number of revenue days, or 5,046 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $5.6 million, or 295%, to  $7.5 million for the three months ended March 31, 2018 compared to $1.9 million for the three months ended March 31, 2017. Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. Proppant management system services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided.

Transloading Revenue. Our transloading revenue of $0.5 million for the three months ended March 31, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility.

Proppant Inventory Software Services Revenue. Our proppant inventory system services revenue of $0.7 million for the three months ended March 31, 2018 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended March 31, 2018 and 2017 were $20.5  million and $5.5 million, respectively, which represented 57% and 53% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of increase in cost of proppant management system services, depreciation and amortization expense and salaries, benefits and payroll taxes. Cost of proppant management system services increased as a result of an increase in the number of field technicians on staff and amount of system transportation required to support the increase in the number of systems deployed to customers. The average number of systems deployed to customers have increased to 85.2 in the three months ended March 31, 2018 from 29.2 in the three months ended March 31, 2017. In addition, the cost of proppant management system services increased as a result of certain services provided to help coordinate proppant delivered to our systems. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2017 and 2018. Salaries, benefits and payroll taxes increased due to increases in the number of indirect personnel and deferred compensation. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $1.0 million, or 250%, to $1.4 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% and 4% for the three months ended March  31, 2018 and 2017, respectively. Cost of proppant management system rental increased due to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $2.7 million, or 193%, to $4.1 million for the three months ended March 31, 2018 compared to $1.4 million for the three months ended March 31, 2017. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $7.0  million, or 333%, to $9.1 million for the three months ended March 31, 2018 compared to $2.1 million for the three months ended March 31, 2017. This increase was primarily due to an increase in labor and related costs of $2.7 million, or 274%, and travel and lodging costs of $0.9 million, or  394%, both of which were driven by an increase in the number of field technicians required to support the increased number of systems deployed during the three months ended March 31, 2018, coupled with an increase in third-party trucking services of $2.1 million, or 311%,  to transport incremental systems deployed to customers. In addition, the Company coordinated third-party trucking services of $0.7 million related to the transportation of proppant to systems, which have not been previously provided.

For the three months ended March 31, 2018, the cost of proppant management system services as a percentage of proppant management system services revenue increased to 121% compared to 108% for the three months ended March

31, 2017. Cost of proppant management system services as a percentage of proppant management system services revenue has primarily increased as a result of higher prices paid for third-party trucking services necessary to support our systems, in addition to coordinating delivery of proppant to our systems deployed to customers due to increasing demand for such services corresponding to increased industry activity levels.

Cost of proppant management system services including depreciation and amortization expense increased $7.2 million, or 343%, to $9.3 million for the three months ended March 31, 2018 compared to $2.1 million for the three months ended March 31, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $0.3 million for the three months ended March 31, 2018 primarily includes labor and equipment rental costs related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.3 million for the three months ended March 31, 2018 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 167%, to  $3.2 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $1.6 million, or 160%, to $2.6 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017. The increase was due to an increase in stock-based compensation expense of $1.4 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering and an increase of $0.2 million was due to additions in corporate personnel in response to public company and growth needs.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.0 million, or 111%, to $1.9 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017 due primarily to increases of $0.4 million in public company expenses and $0.3 million in professional fees.

Other Operating Expenses. Other operating expenses in 2018 are primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Other Income (Expenses). Other income (expenses) in the three months ended March 31, 2017 were primarily related to non-recurring transaction costs.

Income Tax Expenses. For the three months ended March 31, 2018, we recognized a combined U.S. federal and state provision for income taxes of $2.0 million.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to U.S. federal income tax. During the three months ended March 31, 2018, we recognized a provision for income taxes of $0.1 million, an increase of $0.1 million as compared to the income tax expense of $22,000 we recognized during the three months ended March 31, 2017. This increase was primarily attributable to an increase in operations between the applicable periods.

Net Income

Net income increased $8.6 million to $13.4 million for the three months ended March 31, 2018 compared to $4.8 million for the three months ended March 31, 2017, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	March 31,
	2018	2017	Change
	(in thousands)
Net income	$13,415	$4,782	$8,633
Depreciation and amortization	3,202	1,164	2,038
Interest expense, net	84	22	62
Income taxes (1)	2,027	22	2,005
EBITDA	$18,728	$5,990	$12,738
IPO bonuses (2)	588	—	588
Stock-based compensation expense (3)	925	32	893
Non-recurring cash bonuses (4)	1,679	—	1,679
Loss on disposal of assets	3	—	3
Non-recurring organizational costs (5)	—	90	(90)
Adjusted EBITDA	$21,923	$6,112	$15,811

(1)	Income taxes for federal and state taxes.
(2)	Stock-based compensation expense related to restricted stock awards with one-year vesting that were granted to certain employees and consultants in connection with the Offering.
(3)	Represents stock-based compensation expense related to restricted stock awards with three-year vesting.
(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(5)	Certain non-recurring organization costs in 2017 associated with our IPO.

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $12.7 million to $18.7 million for the three months ended March 31, 2018 compared to $6.0 million for the three months ended March 31, 2017. Adjusted EBITDA increased $15.8 million to $21.9 million for the three months ended March 31, 2018 compared to $6.1 million and for the three months ended March 31, 2017. EBITDA and Adjusted EBITDA increased 213% and 259%, respectively, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and the November Offering (as defined below). Our primary uses of capital have been capital expenditures to expand our proppant management fleet, construction of the Kingfisher Facility, the acquisition of our manufacturing facility and certain intellectual property and the acquisition of the assets of Railtronix. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.

During 2017 Solaris Inc. completed two public offerings, the IPO, in which Solaris Inc. sold 10,100,000 shares of its Class A common stock par value $0.01 per share, to the public, and a follow-on offering on November 14, 2017 of 7,000,000 shares of its Class A common stock,  including 3,000,000 shares issued and sold by the Company and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “November Offering”). On November 13, 2017 the underwriters for the November Offering exercised in full their option to purchase an aggregate of 1,050,000 additional shares of Class A common stock from the selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million and $44.5 million from the IPO and November Offering, respectively. Solaris Inc. contributed all of the net proceeds of the IPO and November Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds from the IPO (i) to fully repay our existing balance of approximately $5.5 million under its credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Original Investors as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. Solaris LLC has used a portion of the proceeds from the IPO and all of the proceeds from the November Offering for general corporate purposes, including funding our 2018 capital program.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with our current cash balance, cash generated from future operations and borrowings under our 2018 Credit Agreement (as defined in “—Debt Agreements”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow and available borrowings under our 2018 Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of March 31, 2018, cash totaled $26.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,		Change
	2018	2017	2018 vs. 2017
	(in thousands)
Net cash provided by operating activities	$4,443	$2,841	$1,602
Net cash used in investing activities	(41,166)	(7,616)	(33,550)
Net cash (used in) provided by financing activities	(285)	2,985	(3,270)
Net change in cash	$(37,008)	$(1,790)	$(35,218)

Analysis of Cash Flow Changes for Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Activities. Net cash provided by operating activities was $4.4 million for the three months ended March  31, 2018,  compared to net cash provided by operating activities of $2.9 million for the three months ended March  31, 2017. The increase of $1.6 million in operating cash flow was primarily attributable to an increase in net income of $8.6 million primarily due to an increase in operating activity, offset by an increase of $7.1 million in accounts receivable as a result of an increase in revenue.

Investing Activities. Net cash used in investing activities was $41.2 million for the three months ended March  31, 2018, compared to $7.6 million for the three months ended March  31, 2017 due to an increase in the manufacturing rate of new systems and construction of the Kingfisher Facility. For the three months ended March  31,  2018, $34.9 million of investing activities were capital expenditures related to manufacturing new systems, $10.7 million related to the construction of our Kingfisher Facility and $1.1 million related to the purchase of light duty vehicles to support the service of our systems. For the three months ended March 31, 2017, $7.2 million of investing activities were capital expenditures related to manufacturing new proppant systems and $0.5 million of investing activities were capital expenditures related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities of $0.3 million for the three months ended March  31, 2018 was primarily related to $1.0 million in debt issuance costs in connection with the 2018 Credit Agreement (as defined in “—Debt Agreements”), partially offset by $0.7 million proceeds received from the exercise of stock options.

Debt Agreements

Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We have the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans. As of March 31, 2018, the Company had availability to borrow approximately $19.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

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

As of March 31, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

As of March 31, 2018, we had no borrowings under the 2018 Credit Agreement outstanding

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. For the three months ended March 31, 2018, we recognized a combined U.S. federal and state provision for income taxes of $2.0 million.

On December 22, 2017, the U.S. government enacted the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower U.S. federal corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined.  As of March 31, 2018, we have not changed the provisional amounts recorded in 2017.  Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2018 and December 31, 2017.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas franchise tax were approximately $121,000 and $22,000 for the three months ended March 31, 2018 and 2017, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the three months ended

March 31, 2018, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with its initial and secondary public offerings in 2017.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

See Note 10 to our condensed consolidated financial statements for additional information regarding income taxes.

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

See Note 10 to our condensed consolidated financial statements for additional information regarding income taxes.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  The Company applied ASC Topic 606 to all contracts with customers and did not elect practical expedients upon adoption of the standard. No cumulative adjustment to accumulated earnings was required as a result of this adoption, and the adoption did not have a material impact on our consolidated financial statements as no material arrangements prior to the adoption were impacted under the new pronouncement.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. The Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility which commenced transloading operations in January 2018. We currently provide rail-to-truck transloading and we will provide high-efficiency sand silo storage and transloading services after completion of phase one construction at the facility which is expected to be completed by August 2018. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility, which is considered to be our performance obligation. We measure progress based on the proppant delivered and transloaded at the facility. Under certain agreements quarterly minimum throughput volumes are required. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. The Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant inventory software services consist primarily of the fees charged to customers for the use of our Railtronix inventory management software acquired in December 2017. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck, which is considered to be our performance obligation.

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

•

Our patent pending non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This patent pending non-pneumatic loading option is compatible with our existing fleet with minimal modification.

•

Manufacturing plant improvements include upgrades to overhead cranes and the addition of new column bays and trunions that improve the manufacturing flow, as well as improvements in the paint booths. These improvements increase productivity by reducing labor hours, while improving safety. These upgrades are depreciated over their useful lives (range of 2‑10 years).

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

There was no impairment for the three months ended March 31, 2018 and 2017.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas. There was no impairment for the three months ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recent Accounting Pronouncements” to our condensed consolidated financial statements as of March 31, 2018, for a discussion of recent accounting pronouncements.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2018,  four customers accounted for 53% of our total accounts receivable. As of December 31, 2017, two customers accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended March 31, 2018.

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

10.1

Credit Agreement, dated January 19, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 6, 2018).

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

May 8, 2018	By:	/s/ Gregory A. Lanham
Gregory A. Lanham
Chief Executive Officer
(Principal Executive Officer)

May 8, 2018	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
Chief Financial Officer
(Principal Financial Officer)