Form 10-Q
period 2018-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2018-08-01
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the registrant had 26,600,370 shares of Class A common stock, $0.01 par value per share, and 20,439,044  shares of Class B common stock, $0.00 par value per share, outstanding.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$5,442	$63,421
Accounts receivable, net	27,104	12,979
Prepaid expenses and other current assets	9,852	3,622
Inventories	6,973	7,532
Total current assets	49,371	87,554
Property, plant and equipment, net	234,870	151,163
Goodwill	17,236	17,236
Intangible assets, net	4,930	5,335
Deferred tax assets	30,325	25,512
Other assets	1,076	260
Total assets	$337,808	$287,060
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,792	$5,000
Accrued liabilities	13,841	15,468
Current portion of insurance premium financing	1,205	—
Current portion of capital lease obligations	35	33
Total current liabilities	21,873	20,501
Capital lease obligations, net of current portion	169	179
Payables related to parties pursuant to Tax Receivable Agreement	52,278	24,675
Other long-term liabilities	398	145
Total liabilities	74,718	45,500
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 25,820 issued and 25,804 outstanding as of June 30, 2018 and 19,026 issued and 19,010 outstanding as of December 31, 2017	258	190
Class B common stock, $0.00 par value, 180,000 shares authorized, 20,637 shares issued and outstanding as of June 30, 2018 and 26,811 issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	124,166	121,727
Retained earnings	20,163	3,636
Treasury stock (at cost), 16 shares as of June 30, 2018 and December 31, 2017	(261)	(261)
Total stockholders' equity attributable to Solaris	144,326	125,292
Non-controlling interest	118,764	116,268
Total stockholders' equity	263,090	241,560
Total liabilities and stockholders' equity	$337,808	$287,060

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Proppant management system rental	$35,127	$11,097	$62,532	$19,498
Proppant management system services	9,937	2,292	17,446	4,215
Transloading services	1,397	—	1,847	—
Proppant inventory software services	694	—	1,348	—
Total revenue	47,155	13,389	83,173	23,713

Operating costs and expenses:
Cost of proppant management system rental (excluding $3,359 and $1,196, and $5,995 and $2,225 of depreciation and amortization for the three and six months ended June 30, 2018 and 2017, respectively, shown separately) (1)	1,683	597	3,101	947
Cost of proppant management system services (excluding $305 and $91, and $542 and $154 of depreciation and amortization for the three and six months ended June 30, 2018 and 2017, respectively, shown separately) (1)	11,679	2,632	20,785	4,706
Cost of transloading services (excluding $10 and $15 of depreciation and amortization for the three and six months ended June 30, 2018, shown separately)	535	—	867	—
Cost of proppant inventory software services (excluding $193 and $405 of depreciation and amortization for the three and six months ended June 30, 2018, shown separately)	167	—	423	—
Depreciation and amortization	3,984	1,370	7,186	2,534
Salaries, benefits and payroll taxes (1)	3,169	1,736	5,790	2,744
Selling, general and administrative (excluding $117 and $83, and $229 and $155 of depreciation and amortization for the three and six months ended June 30, 2018 and 2017, respectively, shown separately)	1,123	1,600	3,003	2,477
Other operating expenses	19	3,872	1,696	3,872
Total operating costs and expenses	22,359	11,807	42,851	17,280
Operating income	24,796	1,582	40,322	6,433
Interest expense, net	(71)	(22)	(155)	(44)
Other expense	—	—	—	(25)
Total other income (expense)	(71)	(22)	(155)	(69)
Income before income tax expense	24,725	1,560	40,167	6,364
Provision for income taxes	(3,277)	(498)	(5,304)	(520)
Net income	21,448	1,062	34,863	5,844
Less: net (income) loss related to Solaris LLC	—	1,117	—	(3,665)
Less: net income related to non-controlling interests	(10,851)	(2,022)	(18,336)	(2,022)
Net income attributable to Solaris	$10,597	$157	$16,527	$157

Earnings per share of Class A common stock - basic (2)	$0.40	$0.01	$0.64	$0.01
Earnings per share of Class A common stock - diluted (2)	$0.40	$0.01	$0.63	$0.01

Basic weighted-average shares of Class A common stock outstanding (2)	25,541	10,100	24,717	10,100
Diluted weighted-average shares of Class A common stock outstanding (2)	25,711	10,540	24,897	10,540

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of proppant management system rental	$—	$—	$5	$—
Cost of proppant management system services	41	—	81	—
Salaries, benefits and payroll taxes	1,205	636	2,716	668
Stock-based compensation expense	$1,246	$636	$2,802	$668

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$121,727	$3,636	16	(261)	$116,268	$241,560
Exchange of B shares for A shares	6,173	62	(6,173)	—	15,101	—	—	—	(15,163)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	—	—	—	—	(17,848)	—	—	—	—	(17,848)
Stock option exercises	291	3	—	—	1,133	—	—	—	(300)	836
Stock-based compensation	—	—	—	—	3,619	—	—	—	—	3,619
Vesting of restricted stock	346	3	—	—	374	—	—	—	(377)	—
Other	—	—	—	—	60	—	—	—	—	60
Net income	—	—	—	—	—	16,527	—	—	18,336	34,863
Balance at June 30, 2018	25,820	$258	20,638	$—	$124,166	$20,163	16	$(261)	$118,764	$263,090

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$34,863	$5,844
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,186	2,534
Loss on disposal of asset	62	409
Stock-based compensation	2,802	677
Amortization of debt issuance costs	139	24
Deferred income tax expense	4,944	473
Other	253	(9)
Changes in assets and liabilities:
Accounts receivable	(14,125)	(2,621)
Prepaid expenses and other assets	(4,621)	(4,989)
Inventories	(6,973)	(4,348)
Accounts payable	2,032	2,142
Accrued liabilities	2,036	1,409
Net cash provided by operating activities	28,598	1,545
Cash flows from investing activities:
Investment in property, plant and equipment	(86,155)	(21,482)
Investment in intangible assets	(6)	(28)
Cash received from insurance proceeds	59	—
Net cash used in investing activities	(86,102)	(21,510)
Cash flows from financing activities:
Payments under capital leases	(14)	(13)
Payments under insurance premium financing	(403)	—
Payments under notes payable	—	(451)
Proceeds from stock option exercises	836	—
Proceeds from borrowings under the credit facility	—	3,000
Repayment of credit facility	—	(5,500)
Proceeds from pay down of promissory note related to membership units	—	4,303
Payments related to debt issuance costs	(954)	(111)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	111,075
Distributions paid to unitholders	—	(25,818)
Other	60	—
Net cash (used in) provided by financing activities	(475)	86,485

Net (decrease) increase in cash	(57,979)	66,520
Cash at beginning of period	63,421	3,568
Cash at end of period	$5,442	$70,088

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$319	$320
Property and equipment additions incurred but not paid at period-end	5,805	1,513
Financing:
Insurance premium financing	1,471	—
Accrued interest from notes receivable issued for membership units	—	128
Cash paid for:
Interest	61	90
Income taxes	308	47

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

We also provide software solutions to remotely monitor of proppant inventory from the source mine to well site through our Railtronix™ and PropView® inventory management systems. Our customers rely on this data to manage distribution of proppant along their supply chain.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June  30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of June  30, 2018 and December 31, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Detail reviews are performed related to net realizable value, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three and six months ended June  30, 2018 and 2017.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Proppant management systems and related equipment	Up to 15 years
Machinery and equipment	2-10 years
Furniture and fixtures	5 years
Computer hardware	3 years
Computer software	5-10 years
Vehicles	5 years
Transloading facility and equipment	7-30 years
Buildings and leasehold improvements	15 years

Systems that are in the process of being manufactured and the cost of construction in process at our Kingfisher Facility are considered property, plant and equipment. However, the systems and construction in process do not depreciate until they are fully completed. Systems and construction in process are a culmination of material, labor and overhead.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”) as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $195 and $1 for the three months ended June  30, 2018 and 2017, respectively. The Company recorded amortization expense of $411 and $2 for the six months ended June 30, 2018 and 2017, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of June 30, 2018:
Customer relationships	$4,703	$(391)	$4,312
Software acquired in the acquisition of Railtronix	346	(29)	317
Non-competition agreement	225	(26)	199
Patents and other	114	(12)	102
Total identifiable intangibles	$5,388	$(458)	$4,930

As of December 31, 2017:
Customer relationships	$4,703	$(36)	$4,667
Software acquired in the acquisition of Railtronix	346	(3)	343
Non-competition agreement	225	(3)	222
Patents and other	108	(5)	103
Total identifiable intangibles	$5,382	$(47)	$5,335

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of June  30, 2018 and December 31, 2017, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix (Note 3). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and six months ended June  30, 2018 and 2017.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three and six months ended June  30, 2018 and 2017.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018.  The Company applied ASC Topic 606 to all contracts with customers and did not elect practical expedients upon adoption of the standard. No cumulative adjustment to accumulated earnings was required as a result of this adoption, and the adoption did not have a material impact on our condensed consolidated financial statements as no material arrangements prior to the adoption were impacted under the new pronouncement.

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

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation for system services including field supervision and support is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

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

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June  30, 2018 and 2017, research and development costs were $0 and $114, respectively. For the six months ended June 30, 2018 and 2017, research and development costs were $0 and $196, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable, insurance premium financing and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of June  30, 2018, we had no borrowings under the 2018 Credit Agreement outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. For the three months ended June  30, 2018 and 2017, we recognized a combined U.S. federal and state provision for income taxes of $3,277 and $498, respectively. For the six months ended June  30, 2018 and 2017, we recognized a combined U.S. federal and state provision for income taxes of $5,304 and $520, respectively.

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%,  (2) temporary bonus depreciation that will allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of June  30, 2018, we have not changed the provisional amounts recorded in 2017.  Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of June  30, 2018 and December 31, 2017.

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

Payable to Related Parties Pursuant to Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2017 and June  30, 2018, Solaris Inc. recorded a payable to parties pursuant to the Tax Receivable Agreement of $24,675 and $52,278, respectively. The increase in payables related to parties pursuant to the Tax Receivable Agreement resulted from the exchange of B shares for A shares.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of June  30, 2018 and December 31, 2017, there were no environmental matters deemed probable.

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. This standard mandates a modified retrospective transition method. We are in the process of assessing contracts to identify leases based on the modified definition of a lease, selecting a lease accounting system, evaluating internal control changes to support management in the accounting for and disclosure of leasing activities, assessing currently available and proposed transition practical expedients and quantifying the impact on our condensed consolidated balance sheet.

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

The actual impact of this acquisition was an increase to “Total revenues” of $694 and $1,348 and an increase to “Net income” of $334 and a decrease to “Net income” of $1,159 in the condensed consolidated statement of operations for the three and six months ended June  30, 2018, respectively. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the three and six months ended June  30, 2017 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
	Actual	Pro Forma	Actual	Pro Forma
Pro forma (unaudited)
Total revenues	$13,389	$13,875	$23,713	$24,571
Net income	1,062	1,057	5,844	5,785

Certain contingent performance-based cash awards totaling $2,500 are also payable to the seller upon the achievement of certain financial milestones. One milestone was completed and $1,625 was recognized and paid in the quarter ending March 31, 2018 and is recorded in other operating expense. The Company has not yet concluded that it is probable that the remaining milestones will be achieved and thus has not recognized the additional $875 obligation in the condensed consolidated financial statements.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at June  30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Prepaid purchase orders	$5,980	$2,731
Prepaid insurance	1,336	389
Deposits	753	261
Other assets	1,783	241
Prepaid expenses and other current assets	$9,852	$3,622

5.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at June  30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Proppant management systems and related equipment	$186,413	$116,307
Proppant management systems in process	11,636	6,043
Transloading facility and equipment	19,226	—
Transloading facility construction in process	19,739	28,729
Computer and related equipment	3,874	2,455
Machinery and equipment	5,037	4,396
Vehicles	6,845	4,577
Buildings	3,732	3,251
Land	608	578
Furniture and fixtures	117	91
Property, plant and equipment, gross	257,227	166,427
Less: accumulated depreciation	(22,357)	(15,264)
Property, plant and equipment, net	$234,870	$151,163

Depreciation expense for the three months ended June  30, 2018 and 2017 was $3,789 and $1,369, respectively, of which $3,359 and $1,196 is attributable to cost of proppant management system rental, $305 and $91 is attributable to cost of proppant management system services, $10 and $0 is attributable to cost of transloading services and $115 and $82 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $6,775 and $2,532, respectively, of which $5,995 and $2,225 is attributable to cost of proppant management system rental, $542 and $154 is attributable to cost of proppant management system services, $15 and $0 is attributable to cost of transloading services and $223 and $153 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $179 and $164 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended June  30, 2018 and 2017, respectively. The Company capitalized $319 and $320 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the six months ended June 30, 2018 and 2017, respectively.

In July 2017, the Company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12. Refer to Note 12 for commitments and contingencies in connection with additional construction plans for this asset.

This asset as well as construction costs incurred through June  30, 2018 are recognized in property, plant and equipment as Transloading facility construction in process.

6.    Accrued Liabilities

Accrued liabilities were comprised of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Property, plant and equipment	$3,947	$7,612
Employee related expenses	5,525	4,829
Selling, general and administrative	1,340	1,507
Cost of revenue	1,651	825
Excise, franchise and sales taxes	923	608
Ad valorem taxes	380	15
Other	75	72
Accrued liabilities	$13,841	$15,468

7.    Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 28, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%.  The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as capital leases with various expiration dates. As of June  30, 2018 and December 31, 2017, the Company had property, plant and equipment under capital leases with a cost of $299 and $294, respectively, and accumulated depreciation of $74 and $64, respectively.

Future principal minimum payments under capital lease agreements are as follows as of June  30, 2018:

Amount
2018 (remainder of)	$18
2019	35
2020	35
2021	33
2022	33
Thereafter	73
Total payments	227
Less: amount representing imputed interest at 3.25%	(23)
Present value of payments	204
Less: current portion	(35)
Capital lease obligation, net of current portion	$169

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

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans. As of June  30, 2018, the Company had availability to borrow approximately $20.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

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

As of June  30, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

As of June  30, 2018, we had no borrowings under the 2018 Credit Agreement outstanding.

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

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per option, had a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017. As of June 30, 2018, 382,407 options have been exercised, 33,346 forfeited and 175,508 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three and six months ended June  30, 2018, the Company did not recognize stock-based compensation expense on options. For the three and six months ended June  30, 2017, the Company recognized $126 and $158 of stock-based compensation expense on options, respectively.

345,520 shares of restricted stock vested during the three and six months ended June 30, 2018.  As of June  30, 2018, 852,522 shares of restricted stock have been issued and are outstanding. 267,948  shares, 291,934 shares, 291,934 shares and 706 shares of restricted stock vest in 2018, 2019, 2020 and 2021, respectively.

For the three months ended June  30, 2018, the Company recognized $41 and $1,205 of stock-based compensation expense on restricted stock in cost of proppant management system services and salaries, benefits and payroll taxes, respectively, in the consolidated statements of operations and $499  within property, plant and equipment, net in the consolidated balance sheets. For the six months ended June 30, 2018, the Company recognized $5,  $81 and $2,716 of stock-based compensation expense on restricted stock in cost of proppant management system rental, cost of proppant management system services and salaries, benefits and payroll taxes, respectively, in the consolidated statements of operations and $817 within property, plant and equipment, net in the consolidated balance sheets.

Notes receivable from unit-holders

Solaris LLC’s Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC’s employees in exchange for a promissory note. As of June  30, 2018 and December 31, 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2017 there were no additional Solaris LLC Units issued in exchange for promissory notes. During the three months ended June 30, 2017, certain employees paid off their applicable promissory notes of $1.1 million principal and $138 of accrued interest in cash for previously assigned 11,140 units. During the six months ended June 30, 2017, certain employees paid off their applicable promissory notes of $3.8 million and $453 of accrued interest in cash for previously assigned 38,508 units.

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

The following table sets forth the calculation of earnings per share, or EPS, for the three and six months ended June  30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net income per share:	2018	2017	2018	2017
Numerator
Net income attributable to Solaris	$10,597	$157	$16,527	$157
Less income attributable to participating securities (1)	(415)	(9)	(722)	(9)
Net income attributable to common stockholders	$10,182	$148	$15,805	$148

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	25,541	10,100	24,717	10,100
Effect of dilutive securities:
Stock options (2)	170	440	180	440
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	25,711	10,540	24,897	10,540

Earnings per share of Class A common stock - basic	$0.40	$0.01	$0.64	$0.01
Earnings per share of Class A common stock - diluted	$0.40	$0.01	$0.63	$0.01

(1)	The Company’s restricted shares of common stock are participating securities.
(2)

The three months ended June  30, 2018 and 2017 include 170 shares and 440 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. The six months ended June 30, 2018 and 2017 include 180 shares and 440 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Class B common stock	20,703	32,366	21,434	32,366
Restricted stock awards	569	2	632	2
Total	21,272	32,368	22,066	32,368

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

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) temporary bonus depreciation that will allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL)  carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of June  30, 2018, we have not changed the provisional amounts recorded in 2017.  Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

The effective combined U.S. federal and state income tax rates were  13.08% and 24.82% for the three months ended June  30, 2018 and 2017, respectively. The effective combined U.S. federal and state income tax rates were 13.06%  and 7.15% for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June  30, 2018 and 2017, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for U.S. federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in a valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of June  30, 2018 and December 31, 2017, the Company’s uncertain tax benefits totaling $812 are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of June  30, 2018, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense; notwithstanding, as of June  30, 2018, the Company has not accrued any penalties or interest.

Payables Related to Parties Pursuant to Tax Receivable Agreement

As of June  30, 2018, our liability under the Tax Receivable Agreement was $52,278, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from additional depreciation and amortization related to basis adjustments under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), created in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement).

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

11.  Concentrations

For the three months ended June  30, 2018,  three customers accounted for 18%,  11%, and 10% of the Company’s revenue. For the three months ended June  30, 2017, four customers accounted for 26%,  16%,  12%, and 11% of the Company’s revenue. For the six months ended June 30, 2018, two customers accounted for 18% and 11% of the Company’s revenue. For the six months ended June 30, 2017, two customers accounted for 29% and 16% of the Company’s revenue. As of June  30, 2018, three customers accounted for 15%,  15% and 10% of the Company’s accounts receivable. As of December 31, 2017, four customers accounted for 23%,  20%,  10% and 10% of the Company’s accounts receivable.

For the three months ended June  30, 2018, two suppliers accounted for 16% and 16% of the Company’s total purchases. For the three months ended June 30, 2017, no supplier accounted for 10% or more of the Company’s total purchases. For the six months ended June 30, 2018, two suppliers accounted for 13% and 11% of the Company’s total purchases. For the six months ended June 30, 2017, three suppliers accounted for 19%,  13% and 12% of the Company’s total purchases. As of June  30, 2018, two suppliers accounted for 26% and 11% of the Company’s accounts payable. As of December 31, 2017, three suppliers collectively accounted for 17%,  11% and 10% of the Company’s accounts payable.

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

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2018 (remainder of)	$348
2019	527
2020	430
2021	350
2022	335
Thereafter	6,181
Total minimum lease payments	$8,171

The above amounts include $6.4 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility further described below.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of June 30, 2018 and December 31, 2017, the Company had commitments of approximately $42,387 and $33,600, respectively, related to these commitments.

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven-year customer contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility, which became effective in January 2018.

Certain performance-based cash awards of $1,875 and performance-based equity awards in the form of 156,250 shares of restricted stock were granted in connection with construction of the Kingfisher Facility and are both contingent upon performance obligations including certain construction milestones which are considered probable. As such, $1,375 and $1,875 have been recognized as accrued liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, and of which $500 has been settled in January 2018. Certain other performance-based cash awards contingent upon final costs of construction have been estimated to be $1,204 as of June 30, 2018 and have been recognized as accrued liabilities in the condensed consolidated balance sheets. As of June 30, 2018, the

Company had remaining obligations related to executed agreements in connection with construction activities at the Kingfisher Facility of approximately $0.7 million.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of June 30, 2018, one milestone had been achieved and the Company paid and recognized $1,625 in other operating expense in the condensed consolidated statements of operations. However, as of June 30, 2018, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty is $2,841 as of June 30, 2018. Refer to Note 13 for additional information regarding related party transactions recognized.

13.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended June 30, 2018 and 2017, Solaris LLC paid $320 and $374 for these services of which $13 and $155 was included in salaries, benefits and payroll taxes, and $91 and $164 was included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively, and $216 and $55 was included in prepaid and other current assets on the condensed consolidated balance sheets. For the six months ended June 30, 2018 and 2017, Solaris LLC paid $534 and $713 for these services of which $21 and $429 was included in salaries, benefits and payroll taxes, and $203 and $229 were included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively, and $310 and $55 was included in prepaid and other current assets on the condensed consolidated balance sheets. As of June 30, 2018, the Company included $310 in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Overview

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. Our solutions include high-efficiency mobile and permanent infrastructure that increases proppant throughput capacity at critical junctures in the supply chain, as well as software solutions designed to optimize how proppant is dispatched across the supply chain.

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that integrates our supply chain management and drives additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy, Apache Corporation and WPX Energy Inc., as well as oilfield service companies, such as ProPetro Holding Corp, Schlumberger Limited, Halliburton Company, BJ Services and Keane Group, Inc. Our systems are deployed in many of the most active oil and natural gas basins in the U.S., including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale and the Marcellus and Utica Shales. Since commencing operations in April 2014, we have grown our fleet from two systems to 131 systems.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of vertical proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, our patent pending non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This patent pending non-

pneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers. Additionally, our systems are scalable and we have experienced increased demand for our larger capacity system, which utilizes 12 silos per location. This added buffer provides our customers with additional on-site storage, which helps further alleviate logistics bottlenecks upstream of the well site.

In July 2017, we entered into a seven-year contract with an exploration and production company to provide proppant transloading service at the Kingfisher Facility constructed and operated by Solaris in Kingfisher County, Oklahoma. The Kingfisher Facility is located central to the active SCOOP/STACK plays and we believe it is the only independent, unit-train capable, high speed transload facility in Oklahoma. The Kingfisher Facility currently provides proppant transloading services, but also has capacity to provide transloading services for other drilling and completion related consumables.

The Kingfisher Facility is located on a 300-acre parcel of land, directly on the Union Pacific Railroad with a 30-year land lease with the State of Oklahoma. The facility is designed to service multiple large volume customers with dedicated storage and unit train loop tracks, including an initial 8,000 foot unit-train loop and 18,000 feet of rail sidetrack. Initial storage includes 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility also services manifest trains and provide direct rail-to-truck transloading. The Company broke ground on rail and storage construction in August 2017, which was completed in July 2018. We commenced initial transloading operations in January 2018 and we are receiving regular shipments of proppant from multiple customers. The seven-year contract term commenced in January 2018.

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

Though the number of active rigs in North America has declined from the highs in late 2014 as a result of the downturn in hydrocarbon prices, the industry has witnessed an increase in demand for drilling and completion activity beginning in the third quarter of 2016 and continuing today as hydrocarbon prices have recovered somewhat. We expect this demand to continue to increase as E&P companies increase drilling and completion activities. According to Baker Hughes’ North American Rig Count, the number of active total rigs in the United States reached a low of 404, as reported on May 27, 2016, but has since increased by more than 159% to 1,048 active rigs as reported on July 27, 2018. If hydrocarbon prices stabilize at current levels or rise further, we expect to see further increased drilling and completion activity in the basins in which we operate. Should hydrocarbon prices decrease, the demand for our products and services may decrease due to potentially lower industry activity levels.

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

These supply and demand trends have contributed to our significant growth since our formation in 2014. We have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in fifteen of the last sixteen quarters beginning in the second quarter of 2014. Since commencing operations in April 2014, we have also grown our fleet from two systems to 131 systems. The increase in total system revenue days is attributable to an increase in the number of systems available for rental and an increase in the number of systems deployed to customers. Our total system revenue days increased to 9,850 in the three months ended June  30, 2018 from 3,375 in the three months ended June  30, 2017, an increase of approximately 192%. Our total system revenue days increased to 17,523 in the six months ended June 30, 2018 from 6,002 in the six months ended June 30, 2017, an increase of approximately 192%.

The number of systems in our fleet increased to an average of 109.2 during the three months ended June  30, 2018 from an average of 38.5 during the three months ended June  30, 2017, an increase of approximately 184%. The average number of systems deployed to customers increased to 108.2 in the three months ended June 30, 2018 from 37.1 in the three months ended June 30, 2017, an increase of approximately 192%.

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

In early 2018, we began generating revenue for transloading service at our Kingfisher Facility. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility. We expect that a significant portion of the transloading revenue that we generate in 2018 will be related to the seven-year contract that we entered into in July 2017 with a leading STACK exploration and production company, which requires the customer to deliver minimum quarterly volumes to the facility, as well as volumes from three new customers.

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

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and we depreciated over a life ranging from 2 to 15 years. The costs to build our rail and storage assets are capitalized and we will depreciate over a life of 15 to 30 years.

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

Fleet Growth

We have experienced significant growth over the past four years. Since commencing operations in April 2014, we have grown our fleet from two systems to 131 systems and the number of major oil and gas basins in which our systems are deployed has increased from two as of April 2014 to eight as of August 1, 2018. Since the second quarter of 2014, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, in fifteen of the last sixteen quarters. We have increased our system revenue days by more than 5,561% from the second quarter of 2014 to the second quarter of 2018,  representing a 174% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Revenue
Proppant management system rental	$35,127	$11,097	$24,030
Proppant management system services	9,937	2,292	7,645
Transloading services	1,397	—	1,397
Proppant inventory software services	694	—	694
Total revenue	47,155	13,389	33,766
Operating costs and expenses:
Cost of proppant management system rental (excluding $3,359 and $1,196 of depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively, shown separately)	1,683	597	1,086
Cost of proppant management system services (excluding $305 and $91 of depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively, shown separately)	11,679	2,632	9,047
Cost of transloading services (excluding $10 of depreciation and amortization for the three months ended June 30, 2018, shown separately)	535	—	535
Cost of proppant inventory software services (excluding $193 of depreciation and amortization for the three months ended June 30, 2018, shown separately)	167	—	167
Depreciation and amortization	3,984	1,370	2,614
Salaries, benefits and payroll taxes	3,169	1,736	1,433
Selling, general and administrative (excluding $117 and $83 of depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively, shown separately)	1,123	1,600	(477)
Other operating expenses	19	3,872	(3,853)
Total operating costs and expenses	22,359	11,807	10,552
Operating income	24,796	1,582	23,214
Interest expense, net	(71)	(22)	(49)
Total other income (expense)	(71)	(22)	(49)
Income before income tax expense	24,725	1,560	23,165
Provision for income taxes	(3,277)	(498)	(2,779)
Net income	21,448	1,062	20,386
Less: net loss related to Solaris LLC	—	1,117	(1,117)
Less: net income related to non-controlling interests	(10,851)	(2,022)	(8,829)
Net income attributable to Solaris	$10,597	$157	$10,440

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $24.0 million,  or 216%, to $35.1 million for the three months ended June 30, 2018 compared to $11.1 million for the three months ended June 30, 2017. This increase was primarily due to a 192% increase in the number of revenue days, or 6,475 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $7.6  million, or  330%,  to $9.9 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017. Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed and as a result of certain services provided to help coordinate proppant delivered to our systems, which were not provided in the three months ended June 30, 2017. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. Proppant management system services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided.

Transloading Revenue. Our transloading revenue of $1.4 million for the three months ended June 30, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility.

Proppant Inventory Software Services Revenue. Our proppant inventory system services revenue of $0.7 million for the three months ended June 30, 2018 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended June 30, 2018 and 2017 were $22.4  million and $11.8 million, respectively, which represented 47% and 88% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of increase in cost of proppant management system services, depreciation and amortization expense and salaries, benefits and payroll taxes. Cost of proppant management system services increased as a result of an increase in the number of field technicians on staff and amount of system transportation required to support the increase in the number of systems deployed to customers. The average number of systems deployed to customers have increased to 108.2 in the three months ended June 30, 2018 from 37.1 in the three months ended June 30, 2017. In addition, the cost of proppant management system services increased as a result of certain services provided to help coordinate proppant delivered to our systems. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2017 and 2018. Salaries, benefits and payroll taxes increased due to increases in the number of indirect personnel and deferred compensation. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $1.1 million, or 183%, to $1.7 million for the three months ended June  30, 2018 compared to $0.6 million for the three months ended June  30, 2017, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% for the three months ended June  30, 2018 and 2017.  Cost of proppant management system rental increased due to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $3.2 million, or 181%,  to $5.0 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $9.1 million,  or 350%, to $11.7 million for the three months ended June 30, 2018 compared to $2.6 million for the three months ended June 30, 2017. This increase was primarily due to an increase in third-party trucking services of $4.2 million, or 589%, to transport incremental systems deployed to customers, coupled with labor and related costs of $2.8 million, or 214%, and travel and lodging costs of $1.1 million, or 329%, both of which were driven by an increase in the number of field technicians required to support the increased number of systems deployed during the three months ended June 30, 2018. In addition, the Company coordinated third-party trucking services of $0.4 million related to the transportation of proppant to systems, which were not provided in the three months ended June 30, 2017.

For the three months ended June 30, 2018, the cost of proppant management system services as a percentage of proppant management system services revenue increased to 118% compared to 115% for the three months ended June

30, 2017. Cost of proppant management system services as a percentage of proppant management system services revenue has primarily increased as a result of higher prices paid for third-party trucking services necessary to support our systems.

Cost of proppant management system services including depreciation and amortization expense increased $9.3 million, or 340%, to $12.0 million for the three months ended June 30, 2018 compared to $2.7 million for the three months ended June 30, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $0.5 million for the three months ended June 30, 2018 primarily includes labor and equipment rental costs related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.2 million for the three months ended June 30, 2018 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Depreciation and Amortization. Depreciation and amortization increased $2.6 million,  or 186%, to $4.0 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $1.5 million, or 88%, to $3.2 million for the three months ended June 30, 2018 compared to $1.7 million for the three months ended June 30, 2017. The increase was due to an increase of $0.9 million due to additions in corporate personnel in response to public company and growth needs and an increase in stock-based compensation expense of $0.6 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses decreased $0.5 million, or 31%, to $1.1 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017 due primarily to a decrease of $0.4 million in professional fees that were incurred in connection with the IPO in the three months ended June 30, 2017.

Other Operating Expenses. Other operating expenses in 2017 were primarily one-time bonuses of $3.1 million paid to certain employees in connection with the IPO, loss on disposal of field equipment and vehicles of $0.4 million and certain non-recurring organizational and transaction costs of $0.3 million associated with the IPO and the Kingfisher facility.

Income Tax Expenses. For the three months ended June 30, 2018, we recognized a combined U.S. federal and state provision for income taxes of $3.3 million.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to U.S. federal income tax. During the three months ended June 30, 2018, we recognized a provision for income taxes of $175,000, an increase of $152,000 as compared to $23,000 we recognized during the three months ended June 30, 2017. This increase was primarily attributable to an increase in operations between the applicable periods.

Net Income

Net income increased $20.4 million to $21.4 million for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	June 30,
	2018	2017	Change
	(in thousands)
Net income	$21,448	$1,062	$20,386
Depreciation and amortization	3,984	1,370	2,614
Interest expense, net	71	22	49
Income taxes (1)	3,277	498	2,779
EBITDA	$28,780	$2,952	$25,828
IPO bonuses (2)	307	3,523	(3,216)
Stock-based compensation expense (3)	939	341	598
Loss on disposal of assets	23	384	(361)
Non-recurring organizational costs (4)	—	258	(258)
Adjusted EBITDA	$30,049	$7,458	$22,591

(1)	Income taxes for federal and state taxes.
(2)

One-time cash bonuses of $3.1 million in the three months ended June 30, 2017 and stock-based compensation expense related to restricted stock awards with one-year vesting of $0.3 million and $0.4 million in the three months ended June 30, 2018 and 20017, respectively, that were granted to certain employees and consultants in connection with the Offering.

(3)

Represents stock-based compensation expense related to restricted stock awards with three-year vesting of $0.9 million and $0.2 million in the three months ended June 30, 2018 and 2017, respectively, and $0.1 million in the three months ended June 30, 2017 related to the options issued under the Plan.

(4)	Certain non-recurring organization and transaction costs in the three months ended June 30, 2017 associated with our IPO and the Kingfisher Facility.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $25.8 million to $28.8 million for the three months ended June 30, 2018 compared to $3.0 million for the three months ended June 30, 2017. Adjusted EBITDA increased $22.6 million to $30.0 million for the three months ended June 30, 2018 compared to $7.5 million and for the three months ended June 30, 2017. EBITDA and Adjusted EBITDA increased 875% and 303%, respectively, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Revenue
Proppant management system rental	$62,532	$19,498	$43,034
Proppant management system services	17,446	4,215	13,231
Transloading services	1,847	—	1,847
Proppant inventory software services	1,348	—	1,348
Total revenue	83,173	23,713	59,460
Operating costs and expenses:
Cost of proppant management system rental (excluding $5,995 and $2,225 of depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively, shown separately)	3,101	947	2,154
Cost of proppant management system services (excluding $542 and $154 of depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively, shown separately)	20,785	4,706	16,079
Cost of transloading services (excluding $15 of depreciation and amortization for the six months ended June 30, 2018, shown separately)	867	—	867
Cost of proppant inventory software services (excluding $405 of depreciation and amortization for the six months ended June 30, 2018, shown separately)	423	—	423
Depreciation and amortization	7,186	2,534	4,652
Salaries, benefits and payroll taxes	5,790	2,744	3,046
Selling, general and administrative (excluding $229 and $155 of depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively, shown separately)	3,003	2,477	526
Other operating expenses	1,696	3,872	(2,176)
Total operating costs and expenses	42,851	17,280	25,571
Operating income (loss)	40,322	6,433	33,889
Interest expense, net	(155)	(44)	(111)
Other income (expense)	—	(25)	25
Total other income (expense)	(155)	(69)	(86)
Income before income tax expense	40,167	6,364	33,803
Provision for income taxes	(5,304)	(520)	(4,784)
Net income	34,863	5,844	29,019
Less: net income related to Solaris LLC	—	(3,665)	3,665
Less: net income related to non-controlling interests	(18,336)	(2,022)	(16,314)
Net income attributable to Solaris	$16,527	$157	$16,370

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $43.0 million,  or 221%,  to $62.5 million for the six months ended June 30, 2018 compared to $19.5 million for the six months ended June 30, 2017. This increase was primarily due to a 192% increase in the number of revenue days, or 11,521 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $13.2 million, or  314%, to $17.4  million for the six months ended June 30, 2018 compared to $4.2 million for the six months ended June 30, 2017. Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed and as a result of certain services provided to help coordinate proppant delivered to our systems, which were not provided in the six months ended June 30, 2017. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. Proppant management system services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided.

Transloading Revenue. Our transloading revenue of $1.8 million for the six months ended June 30, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for proppant delivered to the Kingfisher Facility.

Proppant Inventory Software Services Revenue. Our proppant inventory system services revenue of $1.3 million for the six months ended June 30, 2018 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the six months ended June 30, 2018 and 2017 were $42.9 million and $17.3 million, respectively, which represented 52% and 73% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of increase in cost of proppant management system services, depreciation and amortization expense and salaries, benefits and payroll taxes. Cost of proppant management system services increased as a result of an increase in the number of field technicians on staff and amount of system transportation required to support the increase in the number of systems deployed to customers. The average number of systems deployed to customers have increased to 96.7 in the six months ended June 30, 2018 from 33.2 in the six months ended June 30, 2017. In addition, the cost of proppant management system services increased as a result of certain services provided to help coordinate proppant delivered to our systems. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2017 and 2018. Salaries, benefits and payroll taxes increased due to increases in the number of indirect personnel and deferred compensation. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $2.2 million, or 244%, to $3.1 million for the six months ended June  30, 2018 compared to $0.9 million for the six months ended June  30, 2017, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% for the six months ended June  30, 2018 and 2017.  Cost of proppant management system rental increased due to the increase in systems that were deployed to customers.

Cost of proppant management system rental including depreciation and amortization expense increased $5.9 million, or 184%, to $9.1 million for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $16.1 million,  or 343%, to $20.8 million for the six months ended June 30, 2018 compared to $4.7 million for the six months ended June 30, 2017. This increase was primarily due to an increase in third-party trucking services of $6.3 million, or 453%, to transport incremental systems deployed to customers, coupled with an increase in labor and related costs of $5.5 million, or 240%, and travel and lodging costs of $2.0 million, or 355%, both of which were driven by an increase in the number of field technicians required to support the increased number of systems deployed during the six months ended June 30, 2018. In addition, the Company coordinated third-party trucking services of $1.1 million related to the transportation of proppant to systems, which were not provided in the six months ended June 30, 2017.

For the six months ended June 30, 2018, the cost of proppant management system services as a percentage of proppant management system services revenue increased to 119% compared to 112% for the six months ended June 30, 2017. Cost of proppant management system services as a percentage of proppant management system services revenue has primarily increased as a result of higher prices paid for third-party trucking services necessary to support our systems, in addition to coordinating delivery of proppant to our systems deployed to customers due to increasing demand for such services corresponding to increased industry activity levels.

Cost of proppant management system services including depreciation and amortization expense increased $16.4 million, or 335%, to $21.3 million for the six months ended June 30, 2018 compared to $4.9 million for the six months ended June 30, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $0.9 million for the six months ended June 30, 2018 primarily includes labor and equipment rental costs related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.4 million for the six months ended June 30, 2018 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Depreciation and Amortization. Depreciation and amortization increased $4.7 million,  or 188%, to $7.2 million for the six months ended June 30, 2018 compared to $2.5 million for the six months ended June 30, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $3.1 million, or 115%, to $5.8 million for the six months ended June 30, 2018 compared to $2.7 million for the six months ended June 30, 2017. The increase was due to an increase in stock-based compensation expense of $2.1 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering and an increase of $1.0 million was due to additions in corporate personnel in response to public company and growth needs.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $0.5 million, or 20%, to $3.0 million for the six months ended June 30, 2018 compared to $2.5 million for the six months ended June 30, 2017 due primarily to increases of $0.4 million in public company expenses and $0.2 million in office rent, partially offset by a decrease of $0.2 million in research and development costs.

Other Operating Expenses. Other operating expenses in the six months ended June 30, 2018 are primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones. Other operating expenses in the six months ended June 30, 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the IPO, loss on disposal of field equipment and vehicles of $0.4 million and certain non recurring organizational and transaction costs of $0.3 million associated with the IPO and the Kingfisher facility.

Income Tax Expenses. For the six months ended June 30, 2018, we recognized a combined U.S. federal and state provision for income taxes of $5.3 million.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to U.S. federal income tax. During the six months ended June 30, 2018, we recognized a provision for income taxes of $296,000, an increase of $251,000 as compared to $45,000 we recognized during the six months ended June 30, 2017. This increase was primarily attributable to an increase in operations between the applicable periods.

Net Income

Net income increased $29.0 million to $34.9 million for the six months ended June 30, 2018 compared to $5.8 million for the six months ended June 30, 2017, due to the changes in revenues and expenses discussed above.

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

	Six months ended
	June 30,
	2018	2017	Change
	(in thousands)
Net income (loss)	$34,863	$5,844	$29,019
Depreciation and amortization	7,186	2,534	4,652
Interest expense, net	155	44	111
Income taxes (1)	5,304	520	4,784
EBITDA	$47,508	$8,942	$38,566
IPO bonuses (2)	896	3,523	(2,627)
Stock-based compensation expense (3)	1,861	373	1,488
Non-recurring cash bonuses (4)	1,679	—	1,679
Loss on disposal of assets	26	409	(383)
Non-recurring organizational costs (5)	—	348	(348)
Adjusted EBITDA	$51,970	$13,595	$38,375

(1)	Income taxes for federal and state taxes.
(2)

One-time cash bonuses of $3.1 million in 2017 and stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million and $0.4 million in the six months ended June 30, 2018 and 2017, respectively, that were granted to certain employees and consultants in connection with the Offering.

(3)

Represents stock-based compensation expense related to restricted stock awards with three-year vesting of $1.9 million and $0.2 million in the six months ended June 30, 2018 and 2017, respectively, and $0.2 million in 2017 related to the options issued under the Plan.

(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(5)	Certain non-recurring organization and transaction costs in 2017 associated with our IPO and the Kingfisher Facility.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $38.6 million to $47.5 million for the six months ended June 30, 2018 compared to $8.9 million for the six months ended June 30, 2017. Adjusted EBITDA increased $38.4 million to $52.0 million for the six months ended June 30, 2018 compared to $13.6 million and for the six months ended June 30, 2017. EBITDA and Adjusted EBITDA increased 431% and 282%, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily due to an increase in the number of revenue days and the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and the November Offering (as defined below). Our primary uses of capital have been capital expenditures to expand our proppant management fleet, construction of the Kingfisher Facility, the acquisition of our manufacturing facility and certain intellectual property and the acquisition of the assets of Railtronix. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry.

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

As of June 30, 2018, cash totaled $5.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,		Change
	2018	2017	2018 vs. 2017
	(in thousands)
Net cash provided by operating activities	$28,598	$1,545	$27,053
Net cash used in investing activities	(86,102)	(21,510)	(64,592)
Net cash (used in) provided by financing activities	(475)	86,485	(86,960)
Net change in cash	$(57,979)	$66,520	$(124,499)

Analysis of Cash Flow Changes for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Activities. Net cash provided by operating activities was $28.6 million for the six months ended June  30, 2018,  compared to net cash provided by operating activities of $1.5 million for the six months ended June  30, 2017. The increase of $27.1 million in operating cash flow was primarily attributable to an increase in net income of $29.0 million primarily due to an increase in operating activity, offset by an increase of $11.5 million in the change in accounts receivable between the two periods as a result of an increase in revenue.

Investing Activities. Net cash used in investing activities was $86.1 million for the six months ended June 30, 2018, compared to $21.5 million for the six months ended June 30, 2017. The increase in investing activities of $64.6 million is primarily due to an increase in the manufacturing rate of new systems and construction of the Kingfisher Facility. For the six months ended June 30, 2018, $75.5 million of investing activities were capital expenditures related to manufacturing new systems, $12.5 million related to the construction of our Kingfisher Facility and $2.3 million related to the purchase of light duty vehicles to support the service of our systems. For the six months ended June 30, 2017, $20.1 million of investing activities were capital expenditures related to manufacturing new proppant systems and $1.2 million of investing activities were capital expenditures related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities of $0.5 million for the six months ended June  30, 2018 was primarily related to $1.0 million in debt issuance costs in connection with the 2018 Credit Agreement (as defined in “—Debt Agreements”) and $0.4 million repayments under insurance premium financing, partially offset by $0.8 million proceeds received from the exercise of stock options. Net cash provided by financing activities of $86.5 million for the six months ended June 2017 was primarily related to $113.9 million in net proceeds received in the Offering and $4.2 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under the Credit Facility, $3.1 million in cash bonuses to certain employees and consultants and $25.8 million of distributions to the Original Investors as part of the reorganization transaction undertaken in connection with the IPO.

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

The 2018 Credit Agreement permits extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan are limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory cannot exceed 35% of the entire borrowing base. Borrowings under the Advance Loan are not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which is then subject to the liens securing the Loans. As of June 30, 2018, the Company had availability to borrow approximately $20.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

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

As of June 30, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

As of June 30, 2018, we had no borrowings under the 2018 Credit Agreement outstanding

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. For the three and six months ended June 30, 2018, we recognized a combined U.S. federal and state provision for income taxes of $3.3 million and $5.3 million, respectively.

On December 22, 2017, the U.S. government enacted the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower U.S. federal corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined.  As of June  30, 2018, we have not changed the provisional amounts recorded in 2017. Based on a continued analysis of the estimates, it is anticipated that additional revisions may occur during the allowable measurement period.

Solaris LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of June 30, 2018 and December 31, 2017.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas franchise tax were approximately $175,000 and $23,000 for the three months ended June 30, 2018 and 2017, respectively. Total expenses related to Texas franchise tax were approximately $296,000 and $45,000 for the six months ended June 30, 2018 and 2017, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the six months ended June 30, 2018, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with its initial and secondary public offerings in 2017.

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

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, which are considered to be our performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets. Systems that are in the process of being manufactured and the cost of construction in process at our Kingfisher Facility are considered property, plant and equipment. However, the systems in process and construction do not depreciate until they are fully completed. Systems and construction in process are a culmination of material, labor and overhead.

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

•

Manufacturing plant improvements include upgrades to overhead cranes and the addition of new column bays and trunnions that improve the manufacturing flow, as well as improvements in the paint booths. These improvements increase productivity by reducing labor hours, while improving safety. These upgrades are depreciated over their useful lives (range of 2‑10 years).

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

There was no impairment for the three and six months ended June 30, 2018 and 2017.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas. There was no impairment for the three and six months ended June 30, 2018 and 2017.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recent Accounting Pronouncements” to our condensed consolidated financial statements as of June 30, 2018, for a discussion of recent accounting pronouncements.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June  30,  2018,  three customers collectively accounted for 40% of our total accounts receivable. As of December 31, 2017, two customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June  30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk related to directors, as described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our officers and directors hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. For example, William A. Zartler, our Chairman and Chief Executive Officer, is the Chief Executive Officer of Solaris Midstream Holdings, LLC, a midstream company that owns, operates and designs crucial midstream assets across key U.S. basins and is currently focused on water-specific midstream solutions in the Permian Basin, a position which may require a significant portion of his time. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see note 13. “Related Party Transactions” under Part I, Item 1. “Financial Statements.”

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended June  30, 2018.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

August 1, 2018	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 1, 2018	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)