Form 10-Q
period 2018-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2018-10-31
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001‑38090

SOLARIS OILFIELD INFRASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑5223109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9811 Katy Freeway, Suite 700 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

(281) 501‑3070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

As of October 31, 2018, the registrant had 27,387,612 shares of Class A common stock, $0.01 par value per share, and 19,746,455  shares of Class B common stock, $0.00 par value per share, outstanding.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$2,077	$63,421
Accounts receivable, net	34,578	12,979
Prepaid expenses and other current assets	8,473	3,622
Inventories	8,575	7,532
Total current assets	53,703	87,554
Property, plant and equipment, net	269,033	151,163
Goodwill	17,236	17,236
Intangible assets, net	4,735	5,335
Deferred tax assets	26,588	25,512
Other assets	1,529	260
Total assets	$372,824	$287,060
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,993	$5,000
Accrued liabilities	15,408	15,468
Current portion of insurance premium financing	874	—
Current portion of capital lease obligations	35	33
Other current liabilities	75	—
Total current liabilities	22,385	20,501
Senior secured credit facility	8,000	—
Capital lease obligations, net of current portion	162	179
Payables related to Tax Receivable Agreement	52,866	24,675
Other long-term liabilities	663	145
Total liabilities	84,076	45,500
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 26,607 issued and 26,516 outstanding as of September 30, 2018 and 19,026 issued and 19,010 outstanding as of December 31, 2017	266	190
Class B common stock, $0.00 par value, 180,000 shares authorized, 20,110 shares issued and outstanding as of September 30, 2018 and 26,811 issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	126,251	121,727
Retained earnings	33,182	3,636
Treasury stock (at cost), 91 shares and 16 shares as of September 30, 2018 and December 31, 2017, respectively	(1,410)	(261)
Total stockholders' equity attributable to Solaris	158,289	125,292
Non-controlling interest	130,459	116,268
Total stockholders' equity	288,748	241,560
Total liabilities and stockholders' equity	$372,824	$287,060

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Proppant management system rental	$42,031	$15,062	$104,563	$34,560
Proppant management system services	12,053	3,416	29,499	7,631
Transloading services	2,000	—	3,847	—
Proppant inventory software services	602	—	1,950	—
Total revenue	56,686	18,478	139,859	42,191

Operating costs and expenses:
Cost of proppant management system rental (excluding $4,133 and $1,523, and $10,128 and $3,748 of depreciation and amortization for the three and nine months ended September 30, 2018 and 2017, respectively, shown separately) (1)	1,949	641	5,050	1,588
Cost of proppant management system services (excluding $347 and $129, and $889 and $283 of depreciation and amortization for the three and nine months ended September 30, 2018 and 2017, respectively, shown separately) (1)	13,906	3,933	34,691	8,640
Cost of transloading services (excluding $529 and $544 of depreciation and amortization for the three and nine months ended September 30, 2018, shown separately) (1)	597	—	1,464	—
Cost of proppant inventory software services (excluding $193 and $598 of depreciation and amortization for the three and nine months ended September 30, 2018, shown separately)	191	—	614	—
Depreciation and amortization	5,328	1,742	12,514	4,276
Salaries, benefits and payroll taxes (1)	2,182	2,942	7,972	5,687
Selling, general and administrative (excluding $126 and $90, and $355 and $245 of depreciation and amortization for the three and nine months ended September 30, 2018 and 2017, respectively, shown separately)	1,687	1,176	4,690	3,653
Other operating expenses	56	(38)	1,752	3,770
Total operating costs and expenses	25,896	10,396	68,747	27,614
Operating income	30,790	8,082	71,112	14,577
Interest expense, net	(116)	(27)	(271)	(71)
Other expense	—	(32)	—	(119)
Total other expense	(116)	(59)	(271)	(190)
Income before income tax expense	30,674	8,023	70,841	14,387
Provision for income taxes	(4,237)	(617)	(9,541)	(1,137)
Net income	26,437	7,406	61,300	13,250
Less: net income related to Solaris LLC	—	—	—	(3,665)
Less: net income related to non-controlling interests	(13,418)	(6,027)	(31,754)	(8,049)
Net income attributable to Solaris	$13,019	$1,379	$29,546	$1,536

Earnings per share of Class A common stock - basic (2)	$0.49	$0.13	$1.13	$0.14
Earnings per share of Class A common stock - diluted (2)	$0.49	$0.12	$1.12	$0.14

Basic weighted-average shares of Class A common stock outstanding (2)	26,197	10,100	25,216	10,100
Diluted weighted-average shares of Class A common stock outstanding (2)	26,329	10,563	25,380	10,552

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of proppant management system rental	$—	$—	$5	$—
Cost of proppant management system services	51	—	132	—
Cost of transloading services	1	—	1	—
Salaries, benefits and payroll taxes	286	1,412	3,002	2,097
Stock-based compensation expense	$338	$1,412	$3,140	$2,097

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 Initial Public Offering.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$121,727	$3,636	16	(261)	$116,268	$241,560
Exchange of B shares for A shares	6,701	67	(6,701)	—	16,518	—	—	—	(16,585)	—
Deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	—	—	—	—	(18,115)	—	—	—	—	(18,115)
Stock option exercises	327	3	—	—	1,279	—	1	(9)	(341)	932
Stock-based compensation	—	—	—	—	4,151	—	—	—	—	4,151
Vesting of restricted stock	569	6	—	—	631	—	74	(1,140)	(637)	(1,140)
Other	—	—	—	—	60	—	—	—	—	60
Net income	—	—	—	—	—	29,546	—	—	31,754	61,300
Balance at September 30, 2018	26,607	$266	20,110	$—	$126,251	$33,182	91	$(1,410)	$130,459	$288,748

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$61,300	$13,250
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,514	4,276
Loss on disposal of asset	222	451
Stock-based compensation	3,140	2,097
Amortization of debt issuance costs	218	35
Deferred income tax expense	9,000	1,059
Other	651	(19)
Changes in assets and liabilities:
Accounts receivable	(21,599)	(5,033)
Prepaid expenses and other assets	(3,667)	(3,625)
Inventories	(8,575)	(6,675)
Accounts payable	441	4,504
Accrued liabilities	3,894	2,679
Net cash provided by operating activities	57,539	12,999
Cash flows from investing activities:
Investment in property, plant and equipment	(125,013)	(49,015)
Investment in intangible assets	(6)	(34)
Cash received from insurance proceeds	160	—
Net cash used in investing activities	(124,859)	(49,049)
Cash flows from financing activities:
Payments under capital leases	(21)	(20)
Payments under insurance premium financing	(841)	—
Payments under notes payable	—	(451)
Proceeds from stock option exercises	932	—
Payments related to purchase of treasury stock	(1,140)	—
Proceeds from borrowings under the senior secured credit facility	8,000	3,000
Repayment of credit facility	—	(5,500)
Proceeds from pay down of promissory note related to membership units	—	4,303
Payments related to debt issuance costs	(1,014)	(111)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	111,075
Distributions paid to unitholders	—	(25,818)
Other	60	—
Net cash provided by financing activities	5,976	86,478

Net (decrease) increase in cash	(61,344)	50,428
Cash at beginning of period	63,421	3,568
Cash at end of period	$2,077	$53,996

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$501	$492
Property and equipment additions incurred but not paid at period-end	6,309	3,135
Financing:
Insurance premium financing	1,552	—
Accrued interest from notes receivable issued for membership units	—	109
Cash paid for:
Interest	118	96
Income taxes	314	45

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

The systems are deployed in many of the most active oil and natural gas basins in the United States, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK Formations, the Haynesville Shale and the Marcellus and Utica Shales.

We also operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”) that provides rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility.  Commercial operations commenced in January 2018 and we completed initial phase one construction at the end of July 2018.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and PropView® inventory management systems. Our customers rely on this data to manage distribution of proppant throughout their supply chain.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September  30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

As described in Note 1 – Organization and Background of Business, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. The financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Thus, for periods prior to the completion of the Offering, the accompanying condensed consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these condensed consolidated financial statements include, but are not limited to, stock-based compensation, depreciation associated with property, plant and equipment and related impairment considerations of those assets, determination of fair value of intangible assets acquired in business combinations and certain liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of September  30, 2018 and December 31, 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Detail reviews are performed related to net realizable value, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three and nine months ended September  30, 2018 and 2017.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets and any assumed liabilities, are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. Additional information regarding the Company’s business combinations is presented in Note 3 –  Business Combinations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Proppant management systems and related equipment	Up to 15 years
Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Computer hardware	3 years
Computer software	5-10 years
Vehicles	5 years
Transloading facility and equipment	15-30 years
Buildings and leasehold improvements	15 years

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”) as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $195 and  $1 for the three months ended September  30, 2018 and 2017, respectively. The Company recorded amortization expense of $606 and $3 for the nine months ended September 30, 2018 and 2017, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of September 30, 2018:
Customer relationships	$4,703	$(560)	$4,143
Software acquired in the acquisition of Railtronix	346	(41)	305
Non-competition agreement	225	(37)	188
Patents and other	114	(15)	99
Total identifiable intangibles	$5,388	$(653)	$4,735

As of December 31, 2017:
Customer relationships	$4,703	$(36)	$4,667
Software acquired in the acquisition of Railtronix	346	(3)	343
Non-competition agreement	225	(3)	222
Patents and other	108	(5)	103
Total identifiable intangibles	$5,382	$(47)	$5,335

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of September  30, 2018 and December 31, 2017, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix (See Note 3 – Business Combinations). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and nine months ended September  30, 2018 and 2017.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the three and nine months ended September  30, 2018 and 2017.

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

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, both of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation for system services including field supervision and support is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under one of our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required.

Revenues from proppant inventory software services consist primarily of the fees charged to customers for the use of our Railtronix inventory management software, which is considered to be our performance obligation. The Railtronix inventory management software was acquired in December 2017. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. The Company recognizes expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

Solaris LLC previously sponsored a stock-based management compensation program called the 2015 Membership Unit Option Plan (the “Plan”). Solaris LLC accounted for the units under the Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option-pricing model.

In connection with the Offering, the options granted under the Plan were modified by a conversion into options under the Solaris Long-Term Incentive Plan (the “LTIP”). Refer also to Note 9 – Equity.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September  30, 2018 and 2017, research and development costs were $0 and $1, respectively. For the nine months ended September 30, 2018 and 2017, research and development costs were $0 and $197, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable, insurance premium financing and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying values as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of September  30, 2018, we had $8,000 of borrowings under the 2018 Credit Agreement (defined thereafter) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended September  30, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $4,237 and $617, respectively. For the nine months ended September  30, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $9,541 and $1,137, respectively.

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%,  (2) temporary bonus depreciation will allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was  incomplete, but a reasonable estimate could be determined. During the three months ended September 30, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of September  30, 2018 and December 31, 2017.

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

See Note 10 – Income Taxes for additional information regarding income taxes.

Payable to Related Parties Pursuant to Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Notice or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of September 30, 2018 and December 31, 2017, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $52,866 and $24,675, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September  30, 2018 and December 31, 2017, there were no environmental matters deemed probable.

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

Accounting Standards Recently Adopted

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018, which did not have an impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016‑15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016‑15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018, which did not have an impact on the condensed consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of evaluating the impact, if any, that ASU 2018-13 will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which provides an optional practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption. The Company plans to apply the new optional transition guidance.

The Company has determined its portfolio of leased assets and is reviewing all related contracts to determine the impact the adoption will have on its condensed consolidated financial statements and related disclosures. Solaris anticipates the adoption of this standard will significantly impact its condensed consolidated financial statements, systems, processes and controls. While the Company cannot currently estimate the quantitative effect that ASU 2016-02 will have on its condensed consolidated financial statements, the adoption will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding right-of-use liabilities.

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

The actual impact of this acquisition was an increase to “Total revenues” of $602 and $1,950 and  an increase to “Net income” of $218 and a decrease to “Net income” of $941 in the condensed consolidated statement of operations for the three and nine months ended September  30, 2018, respectively. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the three and nine months ended September  30, 2017 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017
	Actual	Pro Forma	Actual	Pro Forma
Pro forma (unaudited)
Total revenues	$18,478	$19,030	$42,191	$43,601
Net income	7,406	7,558	13,250	13,343

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

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at September  30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Prepaid purchase orders	$4,945	$2,731
Prepaid insurance	1,015	389
Deposits	701	261
Other assets	1,812	241
Prepaid expenses and other current assets	$8,473	$3,622

5.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at September  30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Proppant management systems and related equipment	$224,862	$116,307
Proppant management systems in process	8,881	6,043
Transloading facility and equipment	40,344	—
Transloading facility construction in process	—	28,729
Computer and related equipment	4,649	2,455
Machinery and equipment	5,223	4,396
Vehicles	7,706	4,577
Buildings	4,035	3,251
Land	611	578
Furniture and fixtures	274	91
Property, plant and equipment, gross	296,585	166,427
Less: accumulated depreciation	(27,552)	(15,264)
Property, plant and equipment, net	$269,033	$151,163

Depreciation expense for the three months ended September  30, 2018 and 2017 was $5,133 and $1,741, respectively, of which $4,133 and $1,523 is attributable to cost of proppant management system rental, $347 and $129 is attributable to cost of proppant management system services, $529 and $0 is attributable to cost of transloading services and $124 and $89 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $11,908 and $4,273, respectively, of which $10,128 and $3,748 is attributable to cost of proppant management system rental, $889 and $283 is attributable to cost of proppant management system services, $544 and $0 is attributable to cost of transloading services and $347 and $242 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $182 and $172 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended September  30, 2018 and 2017, respectively. The Company capitalized $501 and $492 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the nine months ended September 30, 2018 and 2017, respectively.

In July 2017, the Company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12. Refer to Note 12 – Commitments and Contingencies. The Kingfisher Facility is recognized in property, plant and equipment as Transloading facility and equipment.

6.    Accrued Liabilities

Accrued liabilities were comprised of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Property, plant and equipment	$3,660	$7,612
Employee related expenses	5,777	4,829
Selling, general and administrative	852	1,507
Cost of revenue	3,233	825
Excise, franchise and sales taxes	1,200	608
Ad valorem taxes	577	15
Other	109	72
Accrued liabilities	$15,408	$15,468

7.    Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 25, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%.  The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as capital leases with various expiration dates. As of September  30, 2018 and December 31, 2017, the Company had property, plant and equipment under capital leases with a cost of $299 and  $294, respectively, and accumulated depreciation of $80 and $64, respectively.

Future principal minimum payments under capital lease agreements are as follows as of September  30, 2018:

Amount
2018 (remainder of)	$9
2019	35
2020	35
2021	33
2022	33
Thereafter	73
Total payments	218
Less: amount representing imputed interest at 3.25%	(21)
Present value of payments	197
Less: current portion	(35)
Capital lease obligation, net of current portion	$162

8.    Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the Administrative Agent. The 2018 Credit Agreement consists of a $50,000 advancing term loan (the “Advance Loan”) and a $20,000 revolving loan, with a $10,000 uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We have the option to prepay the loans at any time without penalty.

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

As of September  30, 2018, we had $8,000 of outstanding borrowings under the 2018 Credit Agreement. We have subsequently drawn an additional $2,000 and have availability to borrow approximately $10,000 under the Revolving Loan and $50,000 under the Advance Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.11%, for the three and nine months ended September 30, 2018. The Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement requires that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which stepped down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which stepped down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there is subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excludes certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

As of September  30, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

9.    Equity

Stock-based compensation

Effective May 17, 2017, both the Board of Directors of Solaris Inc. (the “Board”) and the holder of all Solaris Inc.’s then-outstanding equity interests adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under United States federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards.

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

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per option, had a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017. As of September 30, 2018, 419,078 options have been exercised, 33,346 forfeited and 138,837 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three and nine months ended September 30, 2018, the Company did not recognize stock-based compensation expense on options. For the three and nine months ended September 30, 2017, the Company recognized $110 and $268 of stock-based compensation expense on options, respectively, in salaries, benefits and payroll taxes in the condensed consolidated statements of operations.

The Company accounts for its stock-based compensation including grants of restricted stock in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. 86,544 shares and 88,664 shares of restricted stock were granted during the three and nine months ended September 30, 2018, respectively.  297,371 shares and 642,891 shares of restricted stock vested during the three and nine months ended September 30, 2018, respectively.  223,988 shares and 246,331 shares of restricted stock were forfeited during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018,  417,707 shares of restricted stock are issued and are outstanding. 1,497 shares, 215,892 shares, 182,046 shares and 18,273 shares of restricted stock vest in 2018, 2019, 2020 and 2021, respectively.

For the three months ended September 30, 2018, the Company recognized $51,  $1 and $286 of stock-based compensation expense on restricted stock in cost of proppant management system services, cost of transloading services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $194 within property, plant and equipment, net in the condensed consolidated balance sheets. For the nine months ended September 30, 2018, the Company recognized $5,  $132,  $1 and $3,002 of stock-based compensation expense on restricted stock in cost of proppant management system rental, cost of proppant management system services, cost of transloading services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $1,011 within property, plant and equipment, net in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company recognized $1,302 and $1,829 of stock-based compensation expense on restricted stock, respectively, in salaries, benefits and payroll taxes in the condensed consolidated statements of operations.

Notes receivable from unit-holders

Solaris LLC’s Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC’s employees in exchange for a promissory note. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2017 there were no additional Solaris LLC Units issued in exchange for promissory notes. During the nine months ended September 30, 2017, certain employees paid off their applicable promissory notes of $3.8 million and $453 of accrued interest in cash for previously assigned 38,508 units.

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

The following table sets forth the calculation of earnings per share, or EPS, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income per share:	2018	2017	2018	2017
Numerator
Net income attributable to Solaris	$13,019	$1,379	$29,546	$1,536
Less income attributable to participating securities (1)	(251)	(104)	(1,042)	(108)
Net income attributable to common stockholders	$12,768	$1,275	$28,504	$1,428

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	26,197	10,100	25,216	10,100
Effect of dilutive securities:
Stock options (2)	132	463	164	452
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	26,329	10,563	25,380	10,552

Earnings per share of Class A common stock - basic	$0.49	$0.13	$1.13	$0.14
Earnings per share of Class A common stock - diluted	$0.49	$0.12	$1.12	$0.14

(1)	The Company’s restricted shares of common stock are participating securities.
(2)

The three months ended September 30, 2018 and 2017 include 132 shares and 463 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. The nine months ended September 30, 2018 and 2017 include 164 shares and 452 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Class B common stock	20,398	32,366	21,085	32,366
Restricted stock awards	195	132	524	12
Total	20,593	32,498	21,609	32,378

10. Income Taxes

Income Taxes

The Company is a corporation and, as a result is subject to United States federal, state and local income taxes. Solaris LLC is treated as a pass-through entity for United States federal tax purposes and in most state and local jurisdictions. As such, Solaris LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of Solaris LLC’s taxable income. Solaris LLC is liable for income taxes in those states not recognizing its pass-through status.

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) temporary bonus depreciation that allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL)  carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures.  In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the three months ended September 30, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

The effective combined United States federal and state income tax rates were  13.98% and 6.68% for the three months ended September  30, 2018 and 2017, respectively. The effective combined United States federal and state income tax rates were 13.54% and 7.91% for the nine months ended September 30, 2018 and 2017, respectively. For the three and nine months ended September  30, 2018 and 2017, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in a valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of September  30, 2018 and December 31, 2017, the Company’s uncertain tax benefits totaling $797 are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of September  30, 2018, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense; notwithstanding, as of September  30, 2018, the Company has not accrued any penalties or interest.

Payables Related to the Tax Receivable Agreement

As of September  30, 2018, our liability under the Tax Receivable Agreement was $52,866, representing 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

11.  Concentrations

For the three months ended September  30,  2018, two customers accounted for 13% and 10% of the Company’s revenue. For the three months ended September  30, 2017, four customers accounted for 21%,  15%,  14%, and 11% of the Company’s revenue. For the nine months ended September 30, 2018,  three customers accounted for 16%,  10% and 10% of the Company’s revenue. For the nine months ended September 30, 2017, four customers accounted for 26%,  15%,  12% and 10% of the Company’s revenue. As of September  30, 2018,  two customers accounted for 19% and 12% of the Company’s accounts receivable. As of December 31, 2017, four customers accounted for 23%,  20%,  10% and 10% of the Company’s accounts receivable.

For the three months ended September  30,  2018, two suppliers accounted for 17% and 12% of the Company’s total purchases. For the three months ended September 30, 2017, one supplier accounted for 10% of the Company’s total purchases. For the nine months ended September 30, 2018, two suppliers accounted for 14% and 12% of the Company’s total purchases. For the nine months ended September 30, 2017, one supplier accounted for 10% of the Company’s total purchases. As of September  30,  2018, two suppliers accounted for 28% and 12% of the Company’s accounts payable. As of December 31, 2017, three suppliers accounted for 17%,  11% and 10% of the Company’s accounts payable.

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

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2018 (remainder of)	$179
2019	539
2020	442
2021	357
2022	335
Thereafter	6,181
Total minimum lease payments	$8,033

The above amounts include $6.4 million of commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility further described below.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of September 30, 2018 and December 31, 2017, the Company had commitments of approximately $32,099 and $33,600, respectively, related to these commitments.

On July 27, 2017, Solaris Logistics, LLC, a wholly owned subsidiary of Solaris LLC, entered into a seven-year customer contract with an exploration and production company, which became effective in January 2018, to provide proppant transloading services at the Kingfisher Facility.

Certain performance-based cash awards of $1,875 and performance-based equity awards in the form of 156,250 shares of restricted stock were granted in connection with construction of the Kingfisher Facility and were both contingent upon performance obligations including certain construction milestones which have been met. As such, $0 and $1,875 have been recognized as accrued liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, and of which $500 and $1,375 has been settled in January 2018 and September 2018, respectively. Certain other performance-based cash awards contingent upon final costs of construction have been estimated to be $1,204 as of September 30, 2018 and have been recognized as accrued liabilities in the condensed consolidated balance sheets. The 156,250 shares of restricted stock granted in connection with construction of the Kingfisher Facility vested in July 2018.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of September 30, 2018, one milestone had been achieved and the Company paid and recognized $1,625 in March 2018 in other operating expense in the condensed consolidated statements of operations. However, as of September 30, 2018, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty is $2,612 as of September 30, 2018. Refer to Note 13 – Related Party Transactions for additional information regarding related party transactions recognized.

13.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September 30, 2018 and 2017, Solaris LLC paid $164 and paid $152 for these services of which $11 and $23 was included in salaries, benefits and payroll taxes, and $153 and $129 was included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2018 and 2017,

Solaris LLC paid $503 and $865 for these services of which $31 and $452 was included in salaries, benefits and payroll taxes, and $356 and $359 were included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively, and $314 and $55 was included in prepaid and other current assets on the condensed consolidated balance sheets. As of September 30, 2018, the Company included $136 in prepaid expenses and other current assets on the condensed consolidated balance sheets.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, between Solaris LLC and Solaris Energy Management, LLC (“SEM”), a company partially owned by William A. Zartler (as amended, the “Amended Services Agreement”).

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 10 – Income Taxes for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

14.  Subsequent Events

Universal Shelf

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500,000 of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf.  Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. expects to use net proceeds, if any, from an offering under the Universal Shelf for general corporate purposes, including to fund the Company’s capital program. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders.

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

We manufacture and provide our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems reduce our customers’ cost and time to complete wells by improving the efficiency of proppant logistics, as well as enhancing well site safety. In addition, we operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that integrates our supply chain management and drives additional proppant logistics efficiencies for our customers. Our customers include oil and natural gas exploration and production (“E&P”) companies, such as EOG Resources, Inc., Devon Energy, Apache Corporation and WPX Energy Inc., as well as oilfield service companies, such as ProPetro Holding Corp, Schlumberger Limited, Halliburton Company, BJ Services and Keane Group, Inc. Our systems are deployed in many of the most active oil and natural gas basins in the United States, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale and the Marcellus and Utica Shales. Since commencing operations in April 2014, we have grown our fleet from two systems to 152 systems.

Our mobile proppant management system is designed to address the challenges associated with transferring large quantities of proppant to the well site, including the cost and management of last mile logistics, which we define as the transportation of proppant from the transload terminal or regional proppant mine to the well site. Today’s horizontal well completion designs require between 400 and 1,000 truckloads of proppant delivered to the well site per well which creates bottlenecks in the storage, handling and delivery of proppant. Our patented systems typically provide 2.5 million pounds of vertical proppant storage capacity in a footprint that is considerably smaller than traditional or competing well site proppant storage equipment. Our systems have the ability to unload up to 24 pneumatic proppant trailers simultaneously. In addition, our patent pending non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This patent pending non-pneumatic loading option is compatible with our existing fleet with minimal modification. Importantly, the proppant storage silos in our systems can be filled from trucks while simultaneously delivering proppant on-demand directly to the blender for hydraulic fracturing operations. Accordingly, our systems can maintain high rates of proppant delivery for extended periods of time, which helps achieve a greater number of frac stages per day, driving a reduction in our customers’ costs. Our systems also reduce the amount of truck demurrage, or wait time, at the well site which can result in significant cost savings for our customers. Additionally, our systems are scalable and we have experienced increased demand for our larger capacity system, which utilizes 12 silos per location. This added buffer provides our customers with additional on-site storage, which helps further alleviate logistics bottlenecks upstream of the well site.

In July 2018, we completed initial phase one rail and storage construction at the Kingfisher Facility, which is operated by Solaris in Kingfisher County, Oklahoma. The Kingfisher Facility is located central to the active SCOOP/STACK plays and we believe it is the only independent, unit-train capable, high speed transload facility in Oklahoma. Solaris provides transloading services for proppant and other completion related consumables at  the Kingfisher Facility.

The Kingfisher Facility is located on a 300-acre parcel of land, directly on the Union Pacific Railroad with a 30-year land lease with the State of Oklahoma. The facility is designed to service multiple large volume customers with dedicated storage and large loop tracks, and currently has over 45,000 feet of rail track and 30,000 tons of vertical storage in six silos with individual capacity of 5,000 tons per silo. The facility services manifest and unit-trains and also provides direct rail-to-truck transloading.

In December 2017, the Company completed its acquisition of substantially all of the assets of Railtronix, LLC, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations (“Railtronix”). We have integrated Railtronix into our business, including linking the Railtronix® and PropView® inventory management systems in connection with commencing transloading operations at our Kingfisher Facility. We can now provide our customers with full visibility across their supply chain – from the mine to well site.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of drilling and completion activity by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our products and services is driven by demand for proppant, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, which have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop.

Though the number of active rigs in North America has declined from the highs in late 2014 as a result of the downturn in hydrocarbon prices, as well as drilling efficiencies, the industry has witnessed an increase in demand for drilling and completion activity beginning in the third quarter of 2016 and continuing today as hydrocarbon prices have recovered somewhat. According to Baker Hughes’ North American Rig Count, the number of active total rigs in the United States reached a low of 404, as reported on May 27, 2016, but has since increased by more than 164% to 1,068 active rigs as reported on October 26, 2018. We expect this demand to continue to increase as E&P companies increase drilling and completion activities over the long-term.  However, temporary industry challenges related to pipeline capacity constraints and customer budget limitations in the near-term may reduce overall industry activity levels which could impact our results. Turning to 2019, we expect these industry challenges to abate as customer budgets are refreshed and offtake capacity expands.

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

While we do not currently anticipate any shortages in the supply of the proppant used in hydraulic fracturing operations, supplies of high-quality raw frac sand, the most prevalent proppant historically used in the industry, are limited to select areas, predominantly in western Wisconsin and limited areas of Minnesota and Illinois. Accordingly, transportation costs often represent a significant portion of our customer’s overall product cost, and transferring large quantities of proppant to the well site presents a number of challenges, including the cost and management of last mile logistics. Additionally, increased focus on cost control and increased health, safety and environmental regulation has created numerous operational challenges that cannot be addressed with labor intensive proppant storage equipment, such as those that utilize individual containers for on-site proppant storage and handling.

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

These supply and demand trends have contributed to our significant growth since our formation in April 2014. Since commencing operations we have grown our fleet to 152 systems and significantly increased the number of days our systems earn revenue. Our total system revenue days increased to 11,848 in the three months ended September 30, 2018 from 4,564 in the three months ended September 30, 2017, an increase of approximately 160%. Our total system revenue days increased to 29,371 in the nine months ended September 30, 2018 from 10,566 in the nine months ended September 30, 2017, an increase of approximately 178%.

The number of systems in our fleet increased to an average of 131.7 during the three months ended September 30, 2018 from an average of 49.8 during the three months ended September 30, 2017, an increase of approximately 164%. The average number of systems deployed to customers increased to 128.8 in the three months ended September 30, 2018 from 49.6 in the three months ended September 30, 2017, an increase of approximately 160%.

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

In early 2018, we began generating revenue for transloading service at our Kingfisher Facility. We generally charge our customers a throughput fee for rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the Kingfisher Facility. We expect that a significant portion of the transloading revenue that we generate in 2018 will be related to one customer contract that requires the customer to deliver minimum quarterly volumes to the facility, as well as volumes from additional customers.

Finally, we generate revenue through our Railtronix inventory management software. We acquired the assets of Railtronix in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of proppant management system rental (excluding depreciation and amortization);
•	Cost of proppant management system services (excluding depreciation and amortization);

•	Cost of transloading operations and services (excluding depreciation and amortization);
•	Cost of software inventory management services (excluding depreciation and amortization);
•	Depreciation and amortization associated primarily with the costs to build our systems and the costs to develop rail and storage assets;
•	Salaries, benefits and payroll taxes;
•	Selling, general and administrative expenses; and
•	Other operating expenses.

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

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from 3 to 15 years. The costs to build our rail and transloading storage assets are capitalized and depreciated over a life of 15 to 30 years.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

In addition, in connection with the IPO, Solaris Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the existing members of Solaris LLC (collectively, the “Original Investors”) (each such person and any permitted transferee a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc. acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the series of reorganization transactions completed on May 17, 2017 (the “Reorganization Transactions”) or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris

Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

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

Fleet Growth

We have experienced significant growth over the past four years. Since commencing operations in April 2014, we have grown our fleet from two systems to 152 systems and increased the number of major oil and gas basins in which our systems are deployed. We have increased our system revenue days by more than 6,709% from the second quarter of 2014 to the third quarter of 2018, representing a 170% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. Although Solaris LLC is subject to franchise tax in the State of Texas (at less than 1% of modified pre-tax earnings) it passes through its taxable income to its owners, including Solaris Inc., for United States federal and other state and local income tax purposes and thus is not generally subject to United States federal income tax or other state or local income taxes. Accordingly, the financial data attributable to Solaris LLC prior to the IPO contains no provision for United States federal income tax or income taxes in any state or locality other than franchise tax in the State of Texas.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Revenue
Proppant management system rental	$42,031	$15,062	$26,969
Proppant management system services	12,053	3,416	8,637
Transloading services	2,000	—	2,000
Proppant inventory software services	602	—	602
Total revenue	56,686	18,478	38,208
Operating costs and expenses:
Cost of proppant management system rental (excluding $4,133 and $1,523 of depreciation and amortization for the three months ended September 30, 2018 and 2017, respectively, shown separately)	1,949	641	1,308
Cost of proppant management system services (excluding $347 and $129 of depreciation and amortization for the three months ended September 30, 2018 and 2017, respectively, shown separately)	13,906	3,933	9,973
Cost of transloading services (excluding $529 of depreciation and amortization for the three months ended September 30, 2018, shown separately)	597	—	597
Cost of proppant inventory software services (excluding $193 of depreciation and amortization for the three months ended September 30, 2018, shown separately)	191	—	191
Depreciation and amortization	5,328	1,742	3,586
Salaries, benefits and payroll taxes	2,182	2,942	(760)
Selling, general and administrative (excluding $126 and $90 of depreciation and amortization for the three months ended September 30, 2018 and 2017, respectively, shown separately)	1,687	1,176	511
Other operating expenses	56	(38)	94
Total operating costs and expenses	25,896	10,396	15,500
Operating income	30,790	8,082	22,708
Interest expense, net	(116)	(27)	(89)
Other income (expense)	—	(32)	32
Total other expense	(116)	(59)	(57)
Income before income tax expense	30,674	8,023	22,651
Provision for income taxes	(4,237)	(617)	(3,620)
Net income	26,437	7,406	19,031
Less: net income related to non-controlling interests	(13,418)	(6,027)	(7,391)
Net income attributable to Solaris	$13,019	$1,379	$11,640

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $26.9 million, or 178%, to $42.0 million for the three months ended September 30, 2018 compared to $15.1 million for the three months ended September 30, 2017. This increase was primarily due to a 160% increase in the number of revenue days, or 7,284 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $8.7 million, or 256%, to $12.1 million for the three months ended September 30, 2018 compared to $3.4 million for the three months ended September 30, 2017. Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. Proppant management system services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided in the three months ended September 30, 2017.

Transloading Revenue. Our transloading revenue of $2.0 million for the three months ended September 30, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant delivered to the Kingfisher Facility.

Proppant Inventory Software Services Revenue. Our proppant inventory system services revenue of $0.6 million for the three months ended September 30, 2018 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended September 30, 2018 and 2017 were $25.9 million and $10.4 million, respectively, which represented 46% and 56% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, as well as the commencement of transloading services at our Kingfisher Facility, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue decreased as a result of economies of scale in our operations. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $1.3 million, or 217%, to $1.9 million for the three months ended September  30, 2018 compared to $0.6 million for the three months ended September  30, 2017, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% and 4% for the three months ended September 30, 2018 and 2017, respectively.  Cost of proppant management system rental increased primarily due to an increase in the number of systems that were deployed to customers. The average number of systems deployed to customers increased to 128.8 in the three months ended September 30, 2018 from 49.6 in the three months ended September 30, 2017.

Cost of proppant management system rental including depreciation and amortization expense increased $3.9 million, or 181%, to $6.1 million for the three months ended September 30, 2018 compared to $2.2 million for the three months ended September 30, 2017. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $10.0 million, or 256%, to $13.9 million for the three months ended September 30, 2018 compared to $3.9 million for the three months ended September 30, 2017. This increase was primarily due to an increase in the number of systems deployed to customers as referenced above, which resulted in an increase in third-party trucking services of $4.4 million to transport incremental systems deployed to customers, coupled with increased field labor and related costs of $4.1 million. The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the three months ended September 30, 2018. In addition, the Company coordinated third-party trucking services of $0.9 million related to the transportation of proppant to systems, which were not provided in the three months ended September 30, 2017.

For the three months ended September 30, 2018, the cost of proppant management system services as a percentage of proppant management system services revenue remained consistent with the three months ended September 30, 2017 at 115%.

Cost of proppant management system services including depreciation and amortization expense increased $10.2 million, or 251%, to $14.3 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $0.6 million for the three months ended September 30, 2018 primarily includes direct labor costs, fuel, utilities and maintenance related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of transloading services including depreciation and amortization expense was $1.1 million.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.2 million for the three months ended September 30, 2018 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Cost of proppant inventory software services including depreciation and amortization expense was $0.4 million. This included amortization expense related to the acquisition of Railtronix, including customer relationships, a non-competition agreement and software.

Depreciation and Amortization. Depreciation and amortization increased $3.6 million, or 212%, to $5.3 million for the three months ended September 30, 2018 compared to $1.7 million for the three months ended September 30, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and related transloading equipment placed in service in 2018.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes decreased  $0.7 million, or 24%, to $2.2 million for the three months ended September 30, 2018 compared to $2.9 million for the three months ended September 30, 2017. The decrease was due to a decrease in stock-based compensation expense of $1.1 million primarily due to the May 2018 vesting of restricted stock awards with one-year vesting that were granted to certain employees and consultants in connection with the IPO. This decrease is partially offset by an increase of $0.4 million due to additions in corporate personnel to support public company and growth needs.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $0.5 million, or 42%, to $1.7 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017 due primarily to an increase of $0.2 million in office rent.

Other Operating Expenses. Other operating expenses in the three months ended September 30, 2018 related to losses on the disposal of light duty vehicles used to support the service of our systems. Other operating expenses in the three months ended September 30, 2017 were primarily related to a change in payables related to the Tax Receivable Agreement, partially offset by losses on disposal of field equipment and non-recurring transaction costs.

Income Tax Expenses. For the three months ended September 30, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $4.2 million and $0.6 million, respectively.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. During the three months ended September 30, 2018, we recognized a provision for income taxes of $174,000, an increase of $143,000 as compared to $31,000 we recognized during the three months ended September 30, 2017. This increase was primarily attributable to an increase in operations between the applicable periods.

Net Income

Net income increased $19.0 million to $26.4 million for the three months ended September 30, 2018 compared to $7.4 million for the three months ended September 30, 2017, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	September 30,
	2018	2017	Change
	(in thousands)
Net income	$26,437	$7,406	$19,031
Depreciation and amortization	5,328	1,742	3,586
Interest expense, net	116	27	89
Income taxes (1)	4,237	617	3,620
EBITDA	$36,118	$9,792	$26,326
IPO bonuses (2)	—	617	(617)
Stock-based compensation expense (3)	338	795	(457)
Change in payables related to Tax Receivable Agreement	—	(83)	83
Loss on disposal of assets	51	41	10
Other (4)	—	36	(36)
Adjusted EBITDA	$36,507	$11,198	$25,309

(1)	Federal and state income taxes.
(2)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.6 million in the three months ended September 30, 2017 that were granted to certain employees and consultants in connection with the IPO.

(3)

Represents stock-based compensation expense related to restricted stock awards with three-year vesting of $0.3 million and $0.7 million in the three months ended September 30, 2018 and 2017, respectively, and $0.1 million in the three months ended September 30, 2017 related to the options issued under the Plan.

(4)	Non-recurring transaction costs in the three months ended September 30, 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $26.3 million to $36.1 million for the three months ended September 30, 2018 compared to $9.8 million for the three months ended September 30, 2017. Adjusted EBITDA increased $25.3 million to $36.5 million for the three months ended September 30, 2018 compared to $11.2 million and for the three months ended September 30, 2017. EBITDA and Adjusted EBITDA increased 269% and 226%, respectively, for the three months ended September

30, 2018 compared to the three months ended September 30, 2017. The increases were primarily due to an increase in the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Revenue
Proppant management system rental	$104,563	$34,560	$70,003
Proppant management system services	29,499	7,631	21,868
Transloading services	3,847	—	3,847
Proppant inventory software services	1,950	—	1,950
Total revenue	139,859	42,191	97,668
Operating costs and expenses:
Cost of proppant management system rental (excluding $10,128 and $3,748 of depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively, shown separately)	5,050	1,588	3,462
Cost of proppant management system services (excluding $889 and $283 of depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively, shown separately)	34,691	8,640	26,051
Cost of transloading services (excluding $544 of depreciation and amortization for the nine months ended September 30, 2018, shown separately)	1,464	—	1,464
Cost of proppant inventory software services (excluding $598 of depreciation and amortization for the nine months ended September 30, 2018, shown separately)	614	—	614
Depreciation and amortization	12,514	4,276	8,238
Salaries, benefits and payroll taxes	7,972	5,687	2,285
Selling, general and administrative (excluding $355 and $245 of depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively, shown separately)	4,690	3,653	1,037
Other operating expenses	1,752	3,770	(2,018)
Total operating costs and expenses	68,747	27,614	41,133
Operating income	71,112	14,577	56,535
Interest expense, net	(271)	(71)	(200)
Other expense	—	(119)	119
Total other expense	(271)	(190)	(81)
Income before income tax expense	70,841	14,387	56,454
Provision for income taxes	(9,541)	(1,137)	(8,404)
Net income	61,300	13,250	48,050
Less: net income related to Solaris LLC	—	(3,665)	3,665
Less: net income related to non-controlling interests	(31,754)	(8,049)	(23,705)
Net income attributable to Solaris	$29,546	$1,536	$28,010

Revenue

Proppant Management System Rental Revenue. Our proppant management system rental revenue increased $70.0 million, or 202%, to $104.6 million for the nine months ended September 30, 2018 compared to $34.6 million for the nine months ended September 30, 2017. This increase was primarily due to a 178% increase in the number of revenue days, or 18,805 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering.

Proppant Management System Services Revenue. Our proppant management system services revenue increased $21.9 million, or 288%, to $29.5 million for the nine months ended September 30, 2018 compared to $7.6 million for the nine months ended September 30, 2017. Proppant management system services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. Proppant management system services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided in the nine months ended September 30, 2018.

Transloading Revenue. Our transloading revenue of $3.8 million for the nine months ended September 30, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant delivered to the Kingfisher Facility.

Proppant Inventory Software Services Revenue. Our proppant inventory system services revenue of $2.0 million for the nine months ended September 30, 2018 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the nine months ended September 30, 2018 and 2017 were $68.7 million and  $27.6 million, respectively, which represented 49% and 65% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, as well as the commencement of transloading services at our Kingfisher Facility, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue decreased as a result of economies of scale in our operations. Other operating expenses are primarily related to non-recurring charges, including certain performance-based cash awards and the IPO. Excluding other operating expense, total operating costs and expenses for the nine months ended September 30, 2018 and 2017 were $67.0 million and $23.8 million, respectively, which represented 48% and 57% of total revenue, respectively. Additional details regarding the changes in operating expenses are presented below.

Cost of Proppant Management System Rental (excluding depreciation and amortization). Cost of proppant management system rental increased $3.5 million, or 219%, to $5.1 million for the nine months ended September  30, 2018 compared to $1.6 million for the nine months ended September  30, 2017, excluding depreciation and amortization expense. Cost of proppant management system rental as a percentage of proppant management system rental revenue was 5% for the nine months ended September  30, 2018 and 2017. Cost of proppant management system rental increased primarily due to an increase in the number of systems that were deployed to customers. The average number of systems deployed to customers increased to 107.4 in the nine months ended September 30, 2018 from 38.7 in the nine months ended September 30, 2017.

Cost of proppant management system rental including depreciation and amortization expense increased $9.8 million, or 184%, to $15.2 million for the nine months ended September 30, 2018 compared to $5.3 million for the nine months ended September 30, 2017. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems.

Cost of Proppant Management System Services (excluding depreciation and amortization). Cost of proppant management system services increased $26.1 million, or 303%, to $34.7 million for the nine months ended September 30, 2018 compared to $8.6 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the number of systems deployed to customers as referenced above, including an increase in third-party trucking services of $10.7 million to transport incremental systems deployed to customers, coupled with increased field labor and related costs of $11.6 million.  The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the nine months ended September 30, 2018. Cost of proppant management system services also increased in relation to services provided to coordinate proppant delivered to systems, which had not been previously provided in the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, the cost of proppant management system services as a percentage of proppant management system services revenue increased to 118% compared to 113% for the nine months ended

September 30, 2017. Cost of proppant management system services as a percentage of proppant management system services revenue has primarily increased as a result of higher prices paid for third-party trucking services necessary to support our systems, in addition to coordinating delivery of proppant to our systems deployed to customers due to increasing demand for such services corresponding to increased industry activity levels not previously provided.

Cost of proppant management system services including depreciation and amortization expense increased $26.7 million, or 299%, to $35.6 million for the nine months ended September 30, 2018 compared to $8.9 million for the nine months ended September 30, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $1.5 million for the nine months ended September 30, 2018 primarily includes direct labor costs, fuel, utilities and maintenance related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of transloading services including depreciation and amortization expense was $2.0 million.

Cost of Proppant Inventory Software Services (excluding depreciation and amortization). Cost of proppant inventory services of $0.6 million for the nine months ended September 30, 2018 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Cost of proppant inventory software services including depreciation and amortization expense was $1.2 million. This included amortization expense related to the acquisition of Railtronix, including customer relationships, a non-competition agreement and software.

Depreciation and Amortization. Depreciation and amortization increased $8.2 million, or 191%, to $12.5 million for the nine months ended September 30, 2018 compared to $4.3 million for the nine months ended September 30, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $2.3 million, or 40%, to $8.0 million for the  nine months ended September 30, 2018 compared to $5.7 million for the nine months ended September 30, 2017. The increase was driven by corporate personnel additions of $1.5 million to support public company and growth needs and an increase in stock-based compensation expense of $0.8 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.0 million, or 27%, to $4.7 million for the nine months ended September 30, 2018 compared to $3.7 million for the nine months ended September 30, 2017 due primarily to increases of $0.4 million in public company expenses and $0.3 million in office rent.

Other Operating Expenses. Other operating expenses in the nine months ended September 30, 2018 are primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones. Other operating expenses in the nine months ended September 30, 2017 are primarily one-time bonuses of $3.1 million paid to certain employees in connection with the IPO, loss on disposal of field equipment and vehicles of $0.5 million and certain non-recurring organizational and transaction costs of $0.3 million associated with the IPO and Kingfisher facility.

Income Tax Expenses. For the nine months ended September 30, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $9.5 million and $1.1 million, respectively.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. During the nine months ended September 30, 2018, we recognized a provision for income taxes of $508,000, an increase of $433,000 as compared to $75,000 we recognized during the nine months ended September 30, 2017. This increase was primarily attributable to an increase in operations between the applicable periods.

Net Income

Net income increased $48.0 million to $61.3 million for the nine months ended September 30, 2018 compared to $13.3 million for the nine months ended September 30, 2017, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

We believe that our presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Nine months ended
	September 30,
	2018	2017	Change
	(in thousands)
Net income	$61,300	$13,250	$48,050
Depreciation and amortization	12,514	4,276	8,238
Interest expense, net	271	71	200
Income taxes (1)	9,541	1,137	8,404
EBITDA	$83,626	$18,734	$64,892
IPO bonuses (2)	896	4,046	(3,150)
Stock-based compensation expense (3)	2,200	1,172	1,028
Non-recurring cash bonuses (4)	1,679	—	1,679
Loss on disposal of assets	77	451	(374)
Non-recurring organizational costs (5)	—	348	(348)
Change in payables related to Tax Receivable Agreement	—	(83)	83
Other (6)	—	36	(36)
Adjusted EBITDA	$88,478	$24,704	$63,774

(1)	Federal and state income taxes.
(2)

One-time cash bonuses of $3.1 million in 2017 and stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million in the nine months ended September 30, 2018 and 2017 that were granted to certain employees and consultants in connection with the Offering.

(3)

Represents stock-based compensation expense related to restricted stock awards with three-year vesting of $2.2 million and $0.9 million in the nine months ended September 30, 2018 and 2017, respectively, and $0.3 million in 2017 related to the options issued under the Plan.

(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(5)	Certain non-recurring organization and transaction costs in 2017 associated with our IPO and the Kingfisher Facility.
(6)	Non-recurring transaction costs in the nine months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $64.9 million to $83.6 million for the nine months ended September 30, 2018 compared to $18.7 million for the nine months ended September 30, 2017. Adjusted EBITDA increased $63.8 million to $88.5 million for the nine months ended September 30, 2018 compared to $24.7 million and for the nine months ended September 30, 2017. EBITDA and Adjusted EBITDA increased 346% and 258%, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily due to an increase in the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering.

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

During 2017, Solaris Inc. completed two public offerings, the IPO, in which Solaris Inc. sold 10,100,000 shares of its Class A common stock par value $0.01 per share, to the public, and a follow-on offering on November 14, 2017 of 7,000,000 shares of its Class A common stock,  including 3,000,000 shares issued and sold by the Company and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “November Offering”). On November 13, 2017 the underwriters for the November Offering exercised in full their option to purchase an aggregate of 1,050,000 additional shares of Class A common stock from the selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million and $44.5 million from the IPO and November Offering, respectively. Solaris Inc. contributed all of the net proceeds of the IPO and November Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds from the IPO (i) to fully repay our existing balance of approximately $5.5 million under its credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Original Investors as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. Solaris LLC has used a portion of the proceeds from the IPO and all of the proceeds from the November Offering for general corporate purposes, including funding our 2018 capital program.

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500 million of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf. Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. expects to use net proceeds, if any, from an offering under the Universal Shelf for general corporate purposes, including to fund the Company’s capital program. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders.

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

As of September 30, 2018, cash totaled $2.1 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,		Change
	2018	2017	2018 vs. 2017
	(in thousands)
Net cash provided by operating activities	$57,539	$12,999	$44,540
Net cash used in investing activities	(124,859)	(49,049)	(75,810)
Net cash provided by financing activities	5,976	86,478	(80,502)
Net change in cash	$(61,344)	$50,428	$(111,772)

Analysis of Cash Flow Changes for Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Activities. Net cash provided by operating activities was $57.5 million for the nine months ended September  30, 2018,  compared to net cash provided by operating activities of $13.0 million for the nine months ended September  30, 2017. The increase of $44.5 million in operating cash flow was primarily attributable to an increase in net income of $48.0 million primarily due to an increase in operating activity, offset by an increase of $16.6 million in the change in accounts receivable between the two periods as a result of an increase in revenue.

Investing Activities. Net cash used in investing activities was $124.9 million for the nine months ended September 30, 2018, compared to $49.0 million for the nine months ended September 30, 2017. The increase in investing activities of $75.8 million is primarily due to an increase in the manufacturing rate of new systems and construction of the Kingfisher Facility. For the nine months ended September 30, 2018, $111.7 million of investing activities were capital expenditures related to manufacturing new systems, $13.8 million related to the construction of our Kingfisher Facility and $3.1 million related to the purchase of light duty vehicles to support the service of our systems. For the nine months ended September 30, 2017, $40.5 million of investing activities were capital expenditures related to manufacturing new proppant systems, $4.8 million of investing activities were capital expenditures related to the construction of our Kingfisher Facility and $2.1 million of investing activities were capital expenditures related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash provided by financing activities of $6.0 million for the nine months ended September  30, 2018 was primarily related to $8.0 million in proceeds from borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”), partially offset by $1.1 million of payments related to vesting of stock-based compensation and $1.0 million of debt issuance costs in connection with the 2018 Credit Agreement. Net cash provided by financing activities of $86.5 million for the nine months ended September 30, 2017 was primarily related to $111.1 million in net proceeds received in the Offering and $4.3 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under the Credit Facility, $3.1 million in cash bonuses to certain employees and consultants and $25.8 million of distributions to the Original Investors as part of the reorganization transaction undertaken in connection with the IPO.

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

As of September 30, 2018, we had $8.0 million of outstanding borrowings under the 2018 Credit Agreement. We have subsequently drawn an additional $2.0 million and have availability to borrow approximately $10.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.11% for the three and nine months ended September 30, 2018. The 2018 Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

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

As of September 30, 2018, we were in compliance will all covenants in accordance with our 2018 Credit Agreement.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three and nine months ended September 30, 2018, we recognized a combined United States federal and state provision for income taxes of $4.2 million and $9.5 million, respectively.

On December 22, 2017, the United States government enacted the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower United States federal corporate income tax rate in the period of enactment resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the period ended September 30, 2018, our accounting for the income tax effects of the Tax Act was revised and is now complete.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of September 30, 2018 and December 31, 2017.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Total expenses related to Texas franchise tax were approximately $174,000 and $31,000 for the three months ended September 30, 2018 and 2017, respectively. Total expenses related to Texas franchise tax were approximately $508,000 and $75,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the nine months ended September 30, 2018, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with its initial and secondary public offerings in 2017.

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

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Notice or the Call Right (each as defined in Solaris LLC's Second Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

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

Revenues from proppant management system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, PropView, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, both of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from proppant management system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation for system services including field supervision and support is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under one of our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required.

Revenues from proppant inventory software services consist primarily of the fees charged to customers for the use of our Railtronix inventory management software, which is considered to be our performance obligation. The Railtronix inventory management software was acquired in December 2017. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

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

•

Manufacturing plant improvements include upgrades to overhead cranes and the addition of new column bays and trunnions that improve the manufacturing flow, as well as improvements in the paint booths. These improvements increase productivity by reducing labor hours, while improving safety. These upgrades are depreciated over their useful lives (range of 3‑10 years).

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

There was no impairment for the three and nine months ended September 30, 2018 and 2017.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas. There was no impairment for the three and nine months ended September 30, 2018 and 2017.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of September 30, 2018 and December 31, 2017, we had $26.6 million and $25.5 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

On December 22, 2017, the Tax Act was enacted into law.  The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) temporary bonus depreciation that allow for full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures. In conjunction with the Tax Act, the SEC staff issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the three months ended September 30, 2018, our accounting for the income tax effects of the Tax Act was revised and is now complete.

Payables Related to the Tax Receivable Agreement

As described in Note 10 – Income Taxes to our condensed consolidated financial statements, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Amended and Restated Limited Liability Company Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable

Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

Recent Accounting Pronouncements

See Note 2 “– Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of September 30, 2018, for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2018 Credit Agreement. As of September 30, 2018, we had $8.0 million of outstanding borrowings under the Revolving Loan. On October 3, 2018, the Company borrowed an additional $2.0 million under the Revolving Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.11% for the three and nine months ended September 30, 2018. If the market rates of interest for LIBOR changed by 100 basis points as of September 30, 2018, our annual interest expense would change by approximately $25 thousand.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September  30,  2018,  two customers collectively accounted for 31% of our total accounts receivable. As of December 31, 2017, two customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September  30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 1, 2018. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 1, 2018. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended September  30, 2018.

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

10.1	Indemnification Agreement (Ray N. Walker, Jr.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on August 14, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

October 31, 2018	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 31, 2018	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)