Form 10-K
period 2018-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2019-02-27
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(281) 501‑3070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of Registrant as of June 30, 2018: $373,490,556

As of February 25, 2019, the registrant had 27,884,860 shares of Class A common stock, $0.01 par value per share, and 19,243,718 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well completion technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our systems and transloading services;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements and expand our product and service offerings;

•	changes in market price and availability of materials;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation;
•	credit markets;
•	leasehold or business acquisitions;
•	uncertainty regarding our future operating results;
•	significant changes in the transportation industries that service our business, such as increased regulation and embargoes; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

PART 1

You should read this entire report carefully, including the risks described under Part 1, Item 1A. Risk Factors and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. Except as otherwise indicated or required by the context, all references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering, unless we state otherwise or the context otherwise requires.

Item 1.      Business

Our Predecessor and Solaris

Solaris LLC was formed in July 2014. Solaris Inc. was incorporated as a Delaware corporation in February 2017 for the purpose of completing an initial public offering of equity in May 2017 (the "IPO" or the "Offering") and related transactions. On May 11, 2017, in connection with the IPO, Solaris Inc. became a holding company whose sole material asset consists of units in Solaris LLC ("Solaris LLC Units"). In connection with the closing of the IPO, Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business and consolidates the financial results of Solaris LLC and its subsidiaries.

Overview

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. Our solutions include high-efficiency mobile and permanent infrastructure that increases proppant and chemical throughput capacity at critical junctures in the supply chain, as well as software solutions designed to optimize how proppant and chemicals are distributed across the supply chain. Our primary customers include both oil and natural gas exploration and production (“E&P”) companies and oil and natural gas service companies.

We manufacture and primarily rent our mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites. We ended 2018 with 160 patented mobile proppant management systems and three patent-pending mobile chemical management systems in our fleet. Our systems reduce our customers' cost and time to complete wells by improving the efficiency of well site logistics, as well as enhancing well site safety. Our systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale, the Rockies, the Marcellus and Utica Shales and the Bakken.

Each system is equipped with our proprietary inventory management system, Solaris Lens™, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a real-time and remote basis. We recently integrated our software with third-party trucking software solutions to provide full visibility from vendor-to-well site for certain customers.

In conjunction with our mobile proppant systems offering, we also provide “last mile” management services for customers that prefer to outsource the delivery of proppant from the vendor to the well site.

We also operate an independent, transload facility in Oklahoma (the “Kingfisher Facility”) that further integrates our supply chain management and drives additional well site logistics efficiencies for our customers.

As illustrated in the following chart, we have increased our total system revenue days, defined as the combined number of days our systems earned revenues, by more than 4,368% from 2014 to 2018, representing a  159% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and the demand for our systems.

Organizational Structure

Solaris Inc. was incorporated in February 2017 for the purpose of completing an initial public offering and related transactions. Our IPO was completed on May 17, 2017.

In connection with the closing of the IPO, Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the Solaris LLC Units not owned by Solaris Inc., which will reduce net income (loss) attributable to the holders of Solaris Inc.’s Class A common stock. As of December 31, 2018, Solaris Inc. owned 58% of Solaris LLC.

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

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with each member of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). The term of the Tax Receivable Agreement commenced upon the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the series of reorganization transactions completed on May 17, 2017 (the “Reorganization Transactions”) or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s limited liability company agreement (as amended and restated, the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. For additional information regarding the Tax Receivable Agreement, see Item 1A. “Risk Factors—Risks Related to Our Class A Common Stock.”

The following diagram indicates our simplified ownership structure as of February 27, 2019. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Public Investors
Original Investors [1]
100% Class A Common Stock
59.2% Total Voting Power
100% Class B Common Stock
40.8% Total Voting Power
Solaris Oilfield Infrastructure, Inc. (NYSE: SOI)
19,243,718 Solaris LLC Units
40.8% of Solaris LLC Units
Sole Managing Member
27,884,860 Solaris LLC Units
59.2% of Solaris LLC Units
Solaris Oilfield Infrastructure, LLC (Solaris LLC)
100%
100%
100%
100%
100%
100%
Solaris Oilfield Site Services Operating, LLC
Solaris Oilfield Early Property, LLC
Solaris Oilfield Site Services Personnel, LLC
Solaris Logistics, LLC
Solaris Oilfield Technologies, LLC
Solaris Transportation, LLC

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

Between our inception in 2014 and December 31, 2018, we have grown our fleet of proppant management systems from two systems to 160 systems and our fleet of chemical management systems from zero to three systems, improved the capabilities of our systems and developed additional potential product offerings.

Products and Services

We provide several products and services designed to increase efficiency, ensure reliable supply and reduce logistical costs to deliver and manage proppant and chemicals used during the completion phase of oil and gas well development. Our primary offerings include:

•

System Rental – We manufacture and rent equipment to manage the delivery, handling and storage of proppant and chemicals at the well site. Our systems are highly mobile and can be easily deployed to any North American basin, do not require any specialized equipment to transport or deliver proppant or chemicals to the well site.

o

Mobile Proppant Management System – Our patented mobile proppant management systems typically contain six silos, two base units and one central conveyor. The six-silo configuration has the capacity to store approximately 2.5 million pounds of proppant and provides 24 unloading points for pneumatic trucks to deliver proppant into the silos. We also offer a non-pneumatic kit that allows our system to receive proppant from belly dump trucks. We believe our six-silo system provides increased inventory capacity compared to other systems, which reduces the amount of truck demurrage, or wait time, at the well site. Our systems are scalable in increments of three, including our 12-silo configuration, which provides a larger buffer to help manage increased proppant loadings, increased reliance on trucking for logistics as sand development shifts to in-basin sources and multi-well pad development activity.

o

Mobile Chemical Management System – Our patent-pending mobile chemical management systems typically contain three silos, one base unit, and a system of pumps meters and hoses to measure and deliver up to six different completion chemicals to the pressure pumping company’s blender. The three-silo configuration provides increased inventory capacity and control in a smaller footprint when compared to traditional storage and delivery methods which typically include a chem add unit, frac tanks, ISO tanks and dozens of manually operated totes on flatbed trailers.

o

Inventory Management Software – Each of our systems is equipped with sensors and our integrated Solaris Lens software system that enables our customers to track inventory and throughput volumes of each silo or silo compartment on a remote and real-time basis. With the integration of our Railtronix® software and third-party trucking applications, we can provide full visibility of the proppant and chemical from the vendor to the well site supply chain for certain customers.

•

Field Services – We provide trained personnel to maintain and support our systems, train our customers to operate the systems and assist in the transportation of our systems. In addition, we provide last mile proppant logistics services, including managing logistics from source to well site.

•	Transloading Services – At our Kingfisher Facility in Oklahoma, we provide manifest and unit-train transloading services, as well as provide forward staging storage of regional and local proppant.
•

Inventory Software Services – We provide real-time inventory management software, Railtronix, that enables our customers to monitor and measure proppant loaded into railcars or trucks at transload facilities or mines.

Manufacturing

We manufacture our systems in our facility in Early, Texas (the “Early Facility”).  Early is located in central Texas, which provides convenient access to several of our most active operating areas, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations and the Haynesville Shale. Our manufacturing process involves cutting, rolling and welding steel and assembly and testing of our systems. In 2018, we began incorporating the manufacture of new product lines such as our mobile chemical management systems and our non-pneumatic loading equipment. We have historically outsourced and may continue to outsource the manufacturing of certain components of our products in order to optimize our manufacturing capacity. When necessary, we also perform major repairs and overhauls of our systems in the Early Facility. We believe our Early Facility is a competitive advantage that provides us with a greater ability to control manufacturing costs, as well as additional supply chain and quality security and research and development capabilities.

Kingfisher Facility

The Kingfisher Facility is located central to the SCOOP/STACK plays and is capable of servicing multiple large volume customers. The Kingfisher Facility has over 45,000 feet of rail track and 30,000 tons of proppant storage in six silos with individual capacity of 5,000 tons per silo. The Kingfisher Facility services manifest and unit-trains and provides high efficiency silo and direct rail-to-truck transloading, in addition to forward staging storage. See our discussion of the Kingfisher Facility in Item 7.  “—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We purchase the materials used in the manufacturing of our systems from various suppliers. We also work with select third-party manufacturers to fabricate certain components to supplement our internal production capacity during periods of peak demand. During the year ended December 31, 2018, two suppliers, BWJ Metalworks LLC and Heil Trailer International Co., accounted for approximately 13% and 11%, respectively, of our total spending. During the year ended December 31, 2017,  no supplier accounted for more than 10% of our total spending. During the year ended December 31, 2016, one supplier, RNB Controls, Inc., accounted for approximately 17% of our total purchases.

We have historically relied on a limited number of suppliers for certain critical components used in our systems. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our manufacturing operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements in the event of any interruption or shortage in the supply of certain of our materials. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. We typically provide our services on a monthly basis; however, some work orders with our core customers have minimum system commitments with early termination penalties.  For the year ended December 31, 2018, EOG Resources, Inc., ProPetro Holding Corp. and BJ Services, LLC, accounted for approximately 15%, 10% and 10%, respectively, of our total revenues. For the year ended December 31, 2017, EOG Resources, Inc., ProPetro Holding Corp., Schlumberger Technology Corporation and Devon Energy Corporation, accounted for approximately 23%, 15%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2016, EOG Resources, Inc. and ProPetro Holding Corp. accounted for approximately 39% and 11%, respectively, of our total revenues. Approximately 90% of our current fleet is deployed to customers who are renting multiple systems.

Competition

The oil and natural gas services industry is highly competitive. Please read Item 1A. "Risk Factors—Risks Related to Our Business—We face significant competition that may impede our ability to gain market share or cause us to lose market share or that could make adoption of new product offerings difficult." There are numerous large and small services companies in all regions of the United States with whom we compete. We face competition from proppant and chemical producers and proppant and chemical transporters who also offer solutions for unloading, storing and delivering proppant and chemicals at well sites and also from competitors who are focused on developing more efficient proppant and chemical logistic solutions. Our main competitors include U.S. Silica, Proppant Express Solutions, LLC, Hi-Crush Partners LP, National Oilwell Varco, Inc., CIG Logistics, OmniTRAX, Inc., Smart Sand Inc., Sand Revolution LLC, Total Sand Solution and Hoover Ferguson Group, Inc. We also face competition from pressure pumping companies that own their own proppant and chemical handling equipment. Many of these companies may be customers of ours on certain jobs while also utilizing their own equipment on other jobs.

Although some of our competitors have greater financial and other resources than we do, we believe that we are well positioned competitively due to our existing market share, patent-protected technology, unique service offerings, low cost of operation and strong operational track record. The most important factors on which we compete are product and service quality, performance, reliability and price. Demand for our systems and services and the prices that we will be able to obtain for our systems and services, are closely linked to proppant and chemical consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number and rate of stages completed and the amount of proppant or chemical used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant and chemicals.

Segment Information and Geographic Area

Operating segments are defined under accounting principles generally accepted in the United States (“GAAP”) as components of an enterprise that (i) engage in activities from which it may earn revenues and incur expenses (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Solaris Inc.’s chief operating decision maker is the Chief Executive Officer. Solaris Inc. and the Chief Executive Officer view the Solaris LLC’s operations and manage its business as one operating segment.  All of our operations are conducted in one geographic area of the United States. For additional information, see Part II, Item 8. “Financial Statements and Supplementary Data.”

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter activity has historically been impacted by holidays and our clients’ budget cycles,  during which we may experience declines in our operating results.

In addition, we provide our proppant management systems and services to E&P companies operating in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, impact our revenues generated from those regions. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection.  Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we are deploying our proppant and chemical management systems and providing our services. These laws and regulations may, among other things require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

•

the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•

the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•

the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;

•	the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
•

the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;

•

U.S. Department of the Interior regulations, which govern oil and natural gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages;

•

the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;

•

the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;

•

the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats by the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;

•

the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and

•	the Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

Additionally, there exist regional, state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. While the legal requirements imposed in state and local jurisdictions may be similar in form to federal laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development, or expansion of a project or substantially increase the cost of doing business. Additionally, our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project's impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Our existing operations as well as the development of new sites also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.  Moreover, whether at the federal, tribal, regional, state and local levels, environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts or to address perceived health or safety-related concerns such as oil and natural gas development in close proximity to specific occupied structures and/or certain environmentally-sensitive or recreational areas, are expected to continue to have a considerable impact on the demand for our systems and services.

These environmental and occupational health and safety laws and regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. In particular, under certain circumstances, environmental agencies may delay or refuse to grant required approvals or cancel or amend existing permits or leases that may relate to our customers' operations, in which event such operations may be interrupted or suspended for varying lengths of time, causing a reduced demand for our systems and services, an associated loss of revenue to us and adversely affecting our results of operations in support of those customers  Additionally, multiple environmental laws provide for citizen suits, which allow private parties, including environmental organizations, to act in place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Part I, Item 1A of this Form 10 K for further discussion on environmental laws and regulations, including with respect to hydraulic fracturing; induced seismicity regulatory developments; ozone standards, site remediation; climate change, including methane or other GHG emissions; and other regulations relating to environmental protection. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards or more stringent enforcement programs continue to evolve.

We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. The trend in environmental regulation is to place more restrictions on activities that may affect the environment and, thus, any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly pollution control equipment, the occurrence of restrictions, delays or cancellations in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.  It is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, claims for personal injuries to persons or damages to natural resources and property, or disruption of our customers' operations resulting from our actions or omissions, and imposition of penalties due to our operations could have a material adverse effect on us and our results of operations.

Intellectual Property

We continuously seek to innovate our product and service offerings to improve our operations and deliver increased value to our customers. Our engineering team is focused on continuing to enhance the capabilities of our systems, increase our product and service offerings and improve our manufacturing operations.  In addition, our software team is constantly designing and building increased software capabilities to enable efficient supply chain planning and management for our customers. We believe our investment in research and development will result in the development of complementary products and services, which will provide a competitive advantage as our customers focus on extracting oil and natural gas in the most economical and efficient ways possible.

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

As of December 31, 2018, we had two issued patents in the United States and corollary patents issued in Canada and Mexico; four utility patent applications in the United States, one of which has been allowed, three corollary patents that have been issued in Canada, and one provisional patent application in the United States, each patent and patent application relates to our systems and services and other technologies. Our issued patents expire, if all of the maintenance fees are paid, between 2032 and 2033. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, any patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

Properties and Insurance

Our principal properties are described above under the captions "— Manufacturing" and "—Kingfisher Facility." We believe that our properties and facility are adequate for our operations and are maintained in a good state of repair in the ordinary course of our business. However, our assets may be affected by natural or man-made disasters and other external events that may disrupt our manufacturing operations. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

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

Employees

As of December 31, 2018, we  employed 382 people pursuant to an Administrative Services Agreement. For additional information, please see Note 13.  “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data." None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Available Information

We are required to file any annual, quarterly and current reports, proxy statements and certain other information with the Securities and Exchange Commission (the “SEC”).  Any documents filed by us with the SEC may be inspected without charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may be obtained from such office upon payment of a duplicating fee. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report, can be downloaded from the SEC's website.

Our principal executive offices are located at 9811 Katy Freeway, Suite 700, Houston, Texas 77024, and our telephone number is (281) 501-3070. Our website is at www.solarisoilfield.com. Our periodic reports and other information filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

Item 1A.        Risk Factors

The following are certain risk factors that affect our business, financial condition, results of operations and cash flows. Many of these risks are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report. The risks and uncertainties described below are not the only ones that we face. If any of the events described below were to actually occur, our business, financial condition, results of operations and cash flows could be adversely affected and our results could differ materially from expected and historical results, any of which may also adversely affect the holders of our stock.

Risks Related to Our Business

Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity. The significant decline in oil and natural gas prices that began in late 2014 caused a reduction in the exploration, development and production activities of most of our customers. In response, we reduced the prices we charged for our systems. Although recovery began in late 2016 and continued through 2017 and early 2018,  the recovery has been marked by periods of volatility, most recently in the fourth quarter of 2018.  If  oil and natural gas prices decline below current levels for an extended period of time, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

•

United States federal, state and local and non-United States governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	technical difficulties or failures;
•	changes in the price and availability of transportation;
•	shortages or late deliveries of qualified personnel, equipment or supplies;
•	political and economic conditions in oil and natural gas producing countries;
•

actions by the members of Organization of Petroleum Exporting Countries with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;

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

The demand for our systems and services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease or remain stagnant) affects the spending patterns of our customers and may result in the drilling of fewer new wells. As a result, demand for proppants or chemicals may decrease, which could, in turn, lead to lower demand for our systems and services and may cause lower prices and lower utilization of our assets. We have, and may in the future, experienced significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity in recent years. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate ("WTI") price for oil has ranged from a low of $26.21 per barrel ("Bbl") in February 2016 to a high of $107.26 per Bbl in June 2014. During 2017 and 2018, WTI prices ranged from $42.48 to $77.41 per Bbl. If the prices of oil and natural gas continue to be volatile and reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

We face significant competition that may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings difficult.

The market for supply chain management and well site logistic services is becoming increasingly competitive. We face competition from proppant producers, pressure pumping companies, transloaders and proppant transporters who also offer solutions for unloading, storing and delivering proppant at well sites and also from competitors who, like us, are focused on developing more efficient last mile logistics management solutions. Some of these solutions utilize containers for on-site proppant storage and handling delivery, while others use silo-based storage as we do. Some of our competitors have greater financial and other resources than we do and may develop technology superior to ours or more cost-effective than ours. Competition in our industry and for our products is thus based on price, consistency and quality of products, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. If our competitors are able to respond to industry conditions or trends more rapidly or effectively or resort to price competition, or if we are unable to gain market acceptance of new product offerings, we may be unable to gain or maintain our market share or may lose market share or operating profit, which could have an adverse effect on our business, results of operations and financial condition.

Technological advancements in well service products and technologies, including those that reduce the amount of proppant or chemicals required for hydraulic fracturing operations, could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies, or technologies comparable to ours, in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies more rapidly than us. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology or changes in our customers' well completion designs could also reduce the demand for proppant or chemicals or the amount of proppant or chemicals required for hydraulic fracturing activities, thereby reducing or eliminating the need for our systems and services. Limits on our ability to effectively use, implement or adapt to new technologies may have a material adverse effect on our business, financial condition and results of operations.

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

Our top three customers collectively represented approximately 35% and  51% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, we typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

The Kingfisher Facility currently only has one material contract, which we rely upon for a substantial portion of the Facility's revenues, and that contract was amended to reduce the minimum volume commitment. We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could adversely affect our financial results.

The Kingfisher Facility currently only has one material customer contract. Our ability to replace, extend, or add additional customer contracts or increase contracted volumes on favorable terms, or at all, is subject to a number of factors, many of which are beyond our control. Any failure to obtain additional customers at the Kingfisher Facility or the loss of all or a portion of the revenues attributable to our existing customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise, could have a material adverse effect on our business, financial condition, prospects or results of operations.

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

Our commercial success depends on our patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. In particular, as of December 31, 2018, we had one patent issued with respect to our mobile proppant management system design and one patent issued with respect to the lifting and lowering mechanism utilized by our systems to erect and lower their silos. We also have four pending utility patent applications and two provisional patent applications. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, third parties may challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

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

Our mobile chemical management systems store certain chemicals used for the completion of oil and natural gas wells, which if released or spilled onto the ground could result in environmental costs and expenses.

Our mobile chemical management systems are designed to store certain chemicals used in the hydraulic fracturing process, but if an accidental release of these chemicals occurs, it could be harmful to the environment. Although we attempt to negotiate appropriate limitations of liability in the applicable terms of lease with our customers, some customers have required expanded warranties, indemnifications or other terms that could hold us responsible in the event of a spill or release under particular circumstances. If we are held responsible for a spill or release of chemicals by one of our customers, it could have a material adverse effect on our results of operations and financial condition.

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

Changes in the transportation industry, including fluctuations in transportation costs, changes in the way in which proppant or chemicals are transported to the well site or the availability or reliability of transportation to supply our proppant or chemical management systems and transloading services, could impair the ability of our customers to take delivery of proppant or chemicals or make our product offerings less attractive and thereby adversely impact our business.

Disruption of proppant or chemical transportation services due to shortages of rail cars, trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, more stringent railcar or safety regulatory initiatives, or other events could temporarily impair the ability of our customers to take delivery of proppant or chemicals at the well site or our ability to provide transloading services. Accordingly, if there are disruptions of the services utilized by our customers (whether these services are provided by us or a third party), including but not limited to disruptions in the rail industry or a shortage of qualified motor carriers, and they are unable to find alternative transportation providers to transport proppant or chemicals to the well site, our business could be adversely affected. Additionally, alternative transportation methods for transporting and delivering proppant or chemicals to the well site could make our product offerings less attractive than those of our competitors and affect our results of operations.

Additionally, any disruptions in transportation services associated with delivery of our proppant or chemical management systems could result in reduced revenue days associated with such systems or the loss of customers.

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

Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in targeted subsurface formations with low permeability, such as shale formations, and involves the pressurized injection of water, sand or other proppants and chemical additives into rock formations to stimulate oil and natural gas production. We do not conduct hydraulic fracturing but we manufacture and rent proprietary equipment and we provide well site services that enhance the delivery and management of proppant and chemicals used by hydraulic fracturing operators in the oil and natural gas industry. Our well site activities including rental of our proppant and chemical management systems and unloading, storage and delivery of the proppants and chemicals stored in such systems, as well as provide transloading and other logistics services for our customers.

Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulations of the fracturing process, including by federal agencies, several of which have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  The EPA also published final rules under the CAA in 2012 and in 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing.  Additionally, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The federal Bureau of Land Management (“BLM”) published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on public lands, but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

Legislation has been introduced in United States Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, to date, such legislation has not been adopted. Also, some states and local governments have adopted, and other governmental entities have, from time to time, considered adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

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

Additionally, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years, when certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or costly in the future including, for example, by increasing mandatory setback distances of oil and natural gas operations, including hydraulic fracturing, from specific occupied structures and/or certain environmentally sensitive or recreational areas.

Increased regulation and attention given to the hydraulic fracturing process and associated processes could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from developing shale plays, or could make it more difficult for our customers to perform hydraulic fracturing. The adoption of any federal, state or local laws or ballot initiatives, or the implementation of any regulations, regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our systems and services and increased compliance costs and time, which could have a material adverse effect on our liquidity, results of operations, and financial condition.

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

We are subject to various transportation regulations including as a motor carrier by the United States Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations and the operations of our customers are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, and waste management, including the transportation and disposal of wastes and other materials. We could be exposed to liabilities for cleanup costs, natural resource damages, and other damages under these laws and regulations, with certain of these legal requirements imposing strict liability for such damages and costs, even though our conduct was lawful at the time it occurred or the conduct resulting in such damage and costs were caused by prior operators or other third-parties.

Environmental laws and regulations in the United States and in foreign countries are subject to change in the future, possibly resulting in more stringent legal requirements. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our oil and natural gas exploration and production customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations include the following:

•

Ground-Level Ozone Standards.  In 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.
•

EPA Review of Drilling Waste Classification.  Drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under the RCRA and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, pursuant to a consent decree issued by the U.S. District Court for the District of Columbia in 2016, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations that could result in oil and natural gas exploration and production wastes being regulated as hazardous wastes, or sign a determination that revision of the regulations is unnecessary. If EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021.

•

Federal Jurisdiction over Waters of the United States.  In 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands. Beginning in the first quarter of 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, the agencies have (i) published a proposed rule in July 2017 to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule, (ii) published a proposed rule in November 2017 and a final rule in February 2018 adding a February 6, 2020 applicable date to the 2015 rule, and (iii) published a proposed rule in December 2018 re-defining the Clean Water Act’s jurisdiction over waters of the United States for which the agencies will seek public comment. The 2015 and February 2018 final rules are being challenged by various factions in federal district court and implementation of the 2015 rule has been enjoined in twenty-eight states pending resolution of the various federal district court challenges. As a result of these legal developments, future implementation of the 2015 rule or a revised rule is uncertain at this time. To the extent that the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, we or our customers could incur increased costs and delays or cancellations, which could reduce demand for our systems and services.

Compliance with these regulations or other laws, regulations and regulatory initiatives, or any other new environmental and occupational health and safety legal requirements could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments could reduce demand for our systems and services. Moreover, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition. See “Business” – “Environmental and Occupational Health and Safety Regulation” under Part I, Item 1 of this Form 10 K for further discussion on environmental matters.

An accidental release of materials into the environment, such as from our mobile chemical management systems, may cause us to incur significant costs and liabilities.

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

We also could incur costs related to the clean-up of third-party sites where our mobile chemical management systems are transported for use, or to which we sent regulated substances for disposal or equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites. Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for oil and natural gas and could have a corresponding adverse effect on us by reducing the demand for our systems and services. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance. We may not be able to recover some or any of these costs from insurance. Additionally, we may not be able to recover some or any of these costs from sources of contractual indemnity or insurance, as pollution and similar environmental risks generally are not insurable or fully insurable, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. For example, in 2016, OSHA published a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessments, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recording. Compliance with most aspects of the 2016 rule relating to hydraulic fracturing was required by June 2018, and the 2016 rule further requires compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. Federal and state regulatory authorities, including OSHA, and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that the costs of complying with such future laws and regulations would not have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers' use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or the filing of lawsuits naming us as a defendant, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.

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

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented at the federal level, the EPA and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted rules under authority of the CAA that, among other things, establish certain Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already potential sources of certain pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing federal New Source Performance Standards (“NSPS”) Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and specific volatile organic compound emissions. These Subpart OOOOa standards expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices. However, in 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years but the EPA has not yet published a final rule. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule and, in September 2018, the agency proposed additional amendments that included rescission or revision of certain requirements such as fugitive emission monitoring frequency.  Furthermore, in 2016, the BLM published a final rule to reduce methane emissions by regulating venting, flaring and leaking from oil and gas operations on public lands. However, in September 2018, the BLM published a final rule that rescinds most of the requirements in the 2016 final rule and codifies the BLM’s prior approach to venting and flaring. The rescission of the requirements in the 2016 final rule is being challenged in federal court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and natural gas sector could result in increased costs to our or our customers’ operations as well as result in restrictions, delays or cancellations in such operations, which developments could adversely affect our business. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France for nations to limit their GHG emissions through individually-determined emission reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United Nations of the United States' intention to withdraw from this Paris agreement, which provides for a four-year exit process beginning when it took effect in November 2016. The United States' adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal, regional or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our systems and services, results of operations, and cash flows.

Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and natural gas will continue to represent a major share of global energy use through 2040, and other studies by the private sector project continued growth in demand for the next two decades.  However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

The Endangered Species Act, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal Endangered Species Act and comparable state laws were established to protect endangered and threatened species.  Under the Endangered Species Act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, as a result of one or more settlements approved by the United States federal government, the U.S. Fish and Wildlife Service must make determinations on the listing of numerous species as endangered or threatened under the Endangered Species Act. The designation of previously unidentified endangered or threatened species could indirectly cause our customers to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our systems and services to those customers.

Any future indebtedness could adversely affect our financial condition.

Our 2018 Credit Agreement (as defined in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements” has a borrowing capacity of up to $70.0 million,  of which $13.0 million of borrowings were outstanding as of December 31, 2018.

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

Our 2018 Credit Agreement contains certain financial covenants, including a certain leverage ratio and a certain minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements."

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

If we are unable to access the services of a sufficient number of skilled and qualified workers, or are required to significantly increase wages to attract or retain such workers, our capacity and profitability could be diminished and our growth potential could be impaired.

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

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. In addition, we are dependent upon a large number of independent contractors to service our business and construct our proppant and chemical management systems.  Increased competition for their services could result in a loss of available, skilled contractors or services at a price that is not as advantageous to our business, both of which could negatively affect our operating results. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our systems and services require skilled workers who can perform physically demanding work. As a result of our industry volatility, including the recent and pronounced decline in drilling activity, as well as the demanding nature of the work, many workers in our industry have left to pursue employment in different fields. Though our historical turnover rates have been significantly lower than those of our competitors, if we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.

Our systems and services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Litigation arising from our operations, including where our systems are deployed or services are provided or from transportation associated with moving our systems or employees, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks.

In addition, our customer assumes responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are negligent or commit willful acts. Our customers generally agree to indemnify us against claims arising from their employees' personal injury or death to the extent that, in the case of our well site services, their employees are injured or their properties are damaged by such services, unless resulting from our gross negligence or willful misconduct. Our customers also generally agree to indemnify us for loss or destruction of customer-owned property or equipment. In turn, we agree to indemnify our customers for loss or destruction of property or equipment we own and for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could adversely affect our financial condition and results of operation. Alternatively, even if we are fully indemnified or insured, any legal proceedings could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

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

We rely on sophisticated information technology systems and infrastructure to support our business, including but not limited to process control technology through our integrated Railtronix and Solaris Lens inventory management systems. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our or our customers’, operations, which could adversely affect our reputation, sales and profitability.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to deliver our systems and perform many of our services and to process and record financial and operating data. In addition, in the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees in our data centers and on our networks. These secure processing, maintenance and transmission of this information is important to our operations. At the same time, cyber incidents, including deliberate attacks, have increased and become more sophisticated. The United States government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. This could result in significant losses, loss of customers and business opportunities, reputation damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and controls for protecting against cyber security risks, and those used by our business partners, may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. The reliability and capacity of our information technology systems is critical to our operations. Any material disruption in our information technology systems or systems that affect our business operations, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business and results of operations.

A terrorist attack or armed conflict could harm our business.

The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our clients’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our systems and services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into transactions with related parties. The details of certain of these transactions are set forth in Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” Related party transactions create the possibility of conflicts of interest with regard to our management or directors. Such a conflict could cause an individual in our management or on our board of directors to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

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

We may record losses or impairment charges related to idle or underutilized assets, or assets that we sell.

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. For example, the profitability of our Kingfisher Facility relies in large part upon the volumes of sand being processed through the Facility.  Any increase in local or regional sand or additional transload facilities constructed in close proximity could eliminate our current and potential customers’ need for the Kingfisher Facility, thus reducing the throughput volumes and corresponding profitability. These events, or periods of underutilization, could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Final regulations relating to and interpretations of provisions of the Tax Act may vary from our current interpretation of such legislation.

The United States federal income tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. In the future, the Treasury Department and the Internal Revenue Service are expected to issue final regulations and additional interpretive guidance with respect to the provisions of the Tax Act. Any significant variance of our current interpretation of such provisions from any future final regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

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

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and the requirements of the New York Stock Exchange (“NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. We have been required to:

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

Furthermore, while we must comply with Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending December 31, 2022. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our stock price could be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. Volatility in the market price of our Class A common stock may prevent you from being able to sell your Class A common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

In addition to the risks described in this section, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;
•	quarterly variation in the rate of growth of our financial indicators, such as EBITDA and revenue days;
•	the public reaction to our public releases and filings;
•	actions by our competitors;
•	our failure to meet revenue and earnings estimates by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	the failure of research analysts to cover our Class A common stock;
•	speculation in the press or investment community;
•	sales of our Class A common stock by us, selling shareholders or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations, or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices or additional tariffs on the materials used to manufacture our equipment;
•	domestics and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

Our principal stockholders collectively hold a significant amount of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) own a substantial majority of our Class B common stock, which represents 41% of our combined economic interest and voting power.

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

Certain of our officers and directors hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. For example, William A. Zartler, our Chairman and Chief Executive Officer, is the Chief Executive Officer of Solaris Midstream Holdings, LLC, a midstream company that owns, operates and designs crucial midstream assets across key United States basins and is currently focused on water-specific midstream solutions in the Permian Basin, a position which may require a significant portion of his time. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.

Our governing documents provide that Yorktown, Wells Fargo Central Pacific Holdings, Inc. and our directors who are not also our officers, including William A. Zartler, our Chief Executive Officer and the Chairman of our board of directors, and their respective portfolio investments and affiliates (collectively, the "Designated Parties") are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us.

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

In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see "—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement."

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

Holders of our Class A common stock may not receive dividends on our Class A common stock.

We declared our first dividend to Class A stockholders in the fourth quarter of 2018.  Holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the DGCL. The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. While management and our board of directors remain committed to evaluating additional ways of creating shareholder value, any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors. While we have declared and paid a quarterly cash dividend on our Class A common stock as described under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report, we are not required to declare future cash dividends on our Class A common stock.

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

We previously filed a registration statement with the SEC on Form S-8 providing for the registration of 5,629,888 shares of our Class A common stock issued or reserved for issuance under our long-term incentive plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.

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

In connection with the closing of the IPO, Solaris Inc. entered into a Tax Receivable Agreement with the TRA Holders (as defined herein). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain benefits attributable to imputed interest. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

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

The payment obligations under the Tax Receivable Agreement are Solaris Inc.'s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing Solaris Inc.’s actual tax liability (determined by using the actual applicable United States federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Solaris Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any redemption of Solaris LLC Units, the price of Solaris Inc.’s Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount and timing of the taxable income Solaris Inc. generates in the future, the United States federal income tax rates then applicable, and the portion of Solaris Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis.

The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. For additional information regarding the Tax Receivable Agreement, see Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, Solaris Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report, the estimated termination payments would, in the aggregate, be approximately $95.1 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $111.4 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2018). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Please read Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

In the event that Solaris Inc.’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A common stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) Solaris Inc. would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, Solaris Inc.’s payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in Solaris Inc. or Solaris LLC. Accordingly, the TRA Holders' interests may conflict with those of the holders of our Class A common stock. Please read "—Risks Related to Our Class A Common Stock—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement" and Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

We are classified as an "emerging growth company" under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. The Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards. We may remain an emerging growth company until December 31, 2022, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Our principal properties are described in Item 1. “Business” under the captions “—Manufacturing” and “—Kingfisher Facility.”

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

	Sales Price
	High	Low
2018:
First Quarter	$23.98	$15.70
Second Quarter	20.18	13.47
Third Quarter	19.23	12.97
Fourth Quarter	19.20	10.50
2017:
Second Quarter (1)	$12.47	$9.90
Third Quarter	17.72	11.04
Fourth Quarter	22.01	14.03

(1)	For the period from May 12, 2017 through June 30, 2017.

On February 25, 2019, the closing price of our Class A common stock on the NYSE was $16.08 per share. As of February 25, 2019, we had approximately 8  holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 25, 2019, we had 24 holders of record of our Class B common stock.

Dividend Policy

On December 27, 2018, the Company paid its first quarterly dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of December 17, 2018. The Company used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of December 17, 2018, which totaled $2,750, including $41 related to shares of restricted stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our 2018 Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2018 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan	the Plan
January 1 - January 31	—		$—	—	N/A
February 1 - February 28	—		—	—	N/A
March 1 - March 31	—		—	—	N/A
April 1 - April 30	—		—	—	N/A
May 1 - May 31	—		—	—	N/A
June 1 - June 30	—		—	—	N/A
July 1 - July 31	49,080	(1)	14.50	—	N/A
August 1 - August 31	25,114	(1)	17.03	—	N/A
September 1 - September 30	—		—	—	N/A
October 1 - October 31	—		—	—	N/A
November 1 - November 30	370	(1)	13.13	—	N/A
December 1 - December 31	—		—	—	N/A
Total	74,564	(1)	$15.35	—	N/A

(1)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2018.

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

The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2018, 2017, 2016 and 2015. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 8. “Financial Statements and Supplementary Data.”

	Year ended
	December 31,
	2018	2017	2016	2015
	(in thousands, except per share and operating data)
Statement of Operations Data:
Total revenue	$197,196	$67,395	$18,157	$14,205
Total operating costs and expenses (1)	97,909	41,934	15,296	15,418
Total other income (expense)	(374)	22,925	(15)	(93)
Income (loss) before income tax expense	98,913	48,386	2,846	(1,306)
Provision for income taxes	(12,961)	(25,899)	(43)	67
Net income (loss)	$85,952	$22,487	$2,803	$(1,373)
Less: net (income) loss related to Solaris LLC	—	(3,665)	(2,803)	1,373
Less: net income related to non-controlling interests	(43,521)	(15,186)	—	—
Net income attributable to Solaris Inc.	$42,431	$3,636	$—	$—
Earnings per share of Class A common stock—basic (2)	$1.60	$0.28	$—	$—
Earnings per share of Class A common stock—diluted (2)	$1.59	$0.27	$—	$—
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	$0.10	$—	$—	$—
Basic weighted-average shares of Class A common stock outstanding (2)	25,678	12,117	—	—
Diluted weighted-average shares of Class A common stock outstanding (2)	25,829	12,482	—	—
Balance Sheet Data (at period end):
Cash	$25,057	$63,421	$3,568	$6,923
Property, plant and equipment, net	296,538	151,163	54,350	46,846
Total assets	425,157	287,060	77,236	70,553
Long-term debt (including current portion)	13,628	212	3,041	529
Total liabilities	117,729	45,500	5,890	3,085
Total liabilities, stockholders' and members’ equity	425,157	287,060	77,236	70,553
Cash Flow Statement Data:
Net cash provided by operating activities	$116,365	$26,729	$4,521	$2,156
Net cash used in investing activities	(160,545)	(98,984)	(10,935)	(27,859)
Net cash provided by financing activities	5,816	132,108	3,059	7,878
Other Data:
Adjusted EBITDA (3)	$123,357	$39,923	$6,788	$1,659
Revenue days (4)	40,526	16,712	5,745	2,579

(1)	Total operating costs and expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2018	2017	2016	2015
	(in thousands, except per share and operating data)
Cost of system rental	$6	$—	$—	$—
Cost of system services	191	—	—	—
Cost of transloading services	3	—	—	—
Salaries, benefits and payroll taxes	3,661	3,701	127	64
Stock-based compensation expense	$3,861	$3,701	$127	$64

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

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

Executive Summary

We design, manufacture, rent and service specialized equipment that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of a well. The majority of our revenue is currently derived from the rental and service of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites. Our systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale, the Rockies, the Marcellus and Utica Shales and the Bakken. Since commencing operations in April 2014, we have grown our fleet from two systems to 160 systems as of December 31, 2018.

In 2018 and early 2019, we introduced a new product line and product enhancements, which we believe will help us maintain and expand our total revenue opportunity in the United States completions equipment and service space. We introduced our mobile chemical management system to the market in late 2018 and we expect to commercialize the offering during 2019. Product enhancements introduced in 2018 include our AutoHopper technology, which we expect to deploy across our fleet to automate the delivery of proppant into the blender, and the latest version of our Solaris Lens™ software, which is available on our systems and allows customers to view the entire last mile proppant supply chain in real time.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our products and services is driven by demand for proppant and chemicals, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These adjustments have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop, thereby increasing the number of wells and stages that are completed.

According to the Baker Hughes’ Rig Count, the average number of active land-based drilling rigs in the United States was up 18% year over year in 2018 to 1,013 average active rigs, following a 76% year-over-year increase in average active land rigs in 2017.

While the drilling rig count is generally a fair indicator of the overall oil and gas activity level in the United States, continued advancements in drilling rig and hydraulic fracturing efficiency have contributed to an increase in the number of wells and stages completed. Per Coras Research, LLC, the number of wells completed in 2018 increased over 20% from 2017 and the number of stages completed increased over 30% year-over-year. This combination of increased drilling activity and efficiency contributed to an increase of over 35% in total United States proppant demand during 2018 over 2017. During 2017, Coras Research, LLC estimates well completions were up over 40% over 2016 levels, while both stages and proppant demand were both up over 80%.

While drilling and completion activity could slow in 2019 relative to 2018 due to recent oil price volatility,  a more stable oil price environment could allow the total number of well completions to increase year-over-year. Such increases may also be driven by continued pressure pumping efficiency gains,  a drawdown of drilled, but uncompleted well inventories  and a continued transition towards manufacturing-style development activity by exploration and production (“E&P”) companies. Examples of E&P development activity trends include “zipper fracs” (the process of completing multiple adjacent wells simultaneously), “leap frogging” (forward staging equipment and supplies to prepare for completion activity) and continuous completion rates, which drives cost efficiencies and increases demand for completion-related consumables such as proppant and chemicals.

These industry trends have contributed to our significant fleet growth in recent years. We have grown our fleet to 160 mobile proppant management systems and three mobile chemical management systems as of December 31, 2018 and significantly increased the number of days our systems earn revenue. Our total system revenue days increased to 40,526 in the year ended December 31, 2018 from 16,712 in the year ended December 31, 2017, an increase of approximately 142%. Our total system revenue days increased to 16,712 in the year ended December 31, 2017 from 5,745 in the year ended December 31, 2016, an increase of approximately 191%.

The number of systems in our fleet increased to an average  of 120.2 during the year ended December 31, 2018 from an average of  46.9  during the year ended December 31, 2017, an increase of approximately 156%. The average number of systems deployed to customers increased to 110.9 in the year ended December 31, 2018 from 45.8 in the year ended December 31, 2017, an increase of approximately 142%. We ended 2018 with 160 systems in our fleet.

In December 2018, the Company received a partial termination fee of $26.0 million in conjunction with an amendment to its customer contract at the Kingfisher Facility. The amendment serves to, among other things, reduce the term of the agreement to two years and reduce the minimum service volumes. The partial termination fee has been treated as deferred revenue and will be recognized over the remaining term of the amended agreement.

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

In early 2018, we began generating revenue for our transloading services at our independent, transload facility in Oklahoma (the “Kingfisher Facility”). We generally charge our customers a throughput fee for rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the Kingfisher Facility. We expect that a significant portion of the transloading revenue that we generate in 2019 will be related to the customer contract that was amended in December 2018, requiring the customer to deliver minimum quarterly volumes to the Kingfisher Facility, as well as volumes from additional customers.

In December 2017, the Company completed its acquisition of substantially all of the assets of Railtronix, LLC, a leading provider of real-time inventory management solutions for proppant mining, rail shipping and transloading operations (“Railtronix”). We generate revenue through our Railtronix® inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck at either a transload facility or mine.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of system rental (excluding depreciation and amortization);
•	Cost of system services (excluding depreciation and amortization);
•	Cost of transloading operations and services (excluding depreciation and amortization);
•	Cost of software inventory management services (excluding depreciation and amortization);
•	Depreciation and amortization associated primarily with the costs to build our systems and the costs to develop rail and storage assets;
•	Salaries, benefits and payroll taxes;
•	Selling, general and administrative expenses; and
•	Other operating expenses.

Our cost of system rental (excluding depreciation and amortization) consists primarily of the costs of maintaining our equipment, developing and maintaining our Solaris Lens software, as well as insurance and property taxes related to our equipment.

Our cost of system services (excluding depreciation and amortization) consists primarily of direct labor costs, and related travel and lodging expenses, and system transportation costs. A large portion of our cost of system services (excluding depreciation and amortization) are variable based on the number of systems deployed with customers.

Our cost of transloading operations and services (excluding depreciation and amortization) consists primarily of direct labor costs, fuel, utilities and maintenance.

Our cost of software inventory management services (excluding depreciation and amortization) consists primarily of direct labor and software subscriptions.

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from three to 15 years. The costs to build our rail and transloading storage assets are capitalized and depreciated over a life of 15 to 30 years.

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

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of systems we have deployed to customers and the amount of proppant transloaded at our Kingfisher Facility from period to period.

Revenue Days

We view revenue days as an important indicator of our performance. We calculate revenue days as the combined number of days our systems earn revenue in a period. We assess our revenue days from period to period in relation to the number of systems we have available in our fleet.

Tons Transloaded

We view tons transloaded as an important indicator of our performance. We calculate the number of tons transloaded as the combined number of proppant tons that are transloaded at our Kingfisher Facility in a period. We assess the number of tons transloaded from period to period in relation to prior periods and contracted minimum volumes.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and extraordinary, unusual or non-recurring gains, losses or expenses.

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

In addition, in connection with the IPO, Solaris Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc. acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the series of reorganization transactions completed on May 17, 2017 (the “Reorganization Transactions”) or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s limited liability company agreement (as amended and restated, the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris will retain the benefit of the remaining 15% of these cash savings.

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

Fleet Growth

We have experienced significant growth over the past five years. Since commencing operations in April 2014, we have grown our fleet from two systems to 160 mobile proppant management systems and three mobile chemical management systems in our fleet as of December 31, 2018 and increased the number of major oil and natural gas basins in which our systems are deployed. We have increased our system revenue days by more than 6,311% from the second quarter of 2014 to the fourth quarter of 2018, representing a 152% compound annual growth rate. The increase in total system revenue days is attributable to both an increase in the number of systems available for rental and an increase in the rate at which our systems are utilized.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,
	2018	2017	Change
	(in thousands)
Revenue
System rental	$143,646	$54,653	$88,993
System services	43,010	12,537	30,473
Transloading services	8,083	—	8,083
Inventory software services	2,457	205	2,252
Total revenue	197,196	67,395	129,801
Operating costs and expenses:
Cost of system rental (excluding $14,920 and $5,792 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	7,230	2,627	4,603
Cost of system services (excluding $1,274 and $461 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	50,633	14,184	36,449
Cost of transloading services (excluding $954 of depreciation and amortization for the year ended December 31, 2018, shown separately)	2,242	—	2,242
Cost of inventory software services (excluding $794 and $42 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	797	76	721
Depreciation and amortization	18,422	6,635	11,787
Salaries, benefits and payroll taxes	10,383	9,209	1,174
Selling, general and administrative (excluding $481 and $340 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	6,375	5,077	1,298
Other operating expenses	1,827	4,126	(2,299)
Total operating costs and expenses	97,909	41,934	55,975
Operating income	99,287	25,461	73,826
Interest expense, net	(374)	(97)	(277)
Income pursuant to Tax Receivable Agreement	—	23,022	(23,022)
Total other income (expense)	(374)	22,925	(23,299)
Income before income tax expense	98,913	48,386	50,527
Provision for income taxes	(12,961)	(25,899)	12,938
Net income	85,952	22,487	63,465
Less: net income related to Solaris LLC	—	(3,665)	(50,527)
Less: net income related to non-controlling interests	(43,521)	(15,186)	(28,335)
Net income attributable to Solaris	$42,431	$3,636	$(15,397)

Revenue

System Rental Revenue. Our system rental revenue increased $88.9 million, or  163%, to $143.6 million for the year ended December 31, 2018 compared to $54.7 million for the year ended December 31, 2017. This increase was primarily due to a 142% increase in the number of revenue days, or 23,814 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering.

System Services Revenue. Our system services revenue increased $30.5 million, or 244%, to $43.0 million for the year ended December 31, 2018 compared to $12.5 million for the year ended December 31, 2017. System services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. System services revenue also increased in relation to services provided to coordinate proppant delivered to systems, which have not been previously provided in the year ended December 31, 2017.

Transloading Services Revenue. Our transloading services revenue of $8.1 million for the year ended December 31, 2018 is related to transloading services at our Kingfisher Facility, which commenced in January 2018. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant delivered to the Kingfisher Facility.

Inventory Software Services. Our inventory software services revenue, which increased $2.3 million, or 1,150% to $2.5 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017, is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the years ended December 31, 2018 and 2017 were $97.9 million and $41.9 million, respectively, which represented 50% and 62% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, as well as the commencement of transloading services at our Kingfisher Facility, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue decreased as a result of economies of scale in our operations. Other operating expenses are primarily related to non-recurring charges, including certain performance-based cash awards, and costs associated with the IPO. Excluding other operating expenses, total operating costs and expenses for the years ended December 31, 2018 and 2017 were $96.1 million and $37.8 million, respectively, which represented 49% and 56% of total revenue, respectively. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $4.6 million, or 177%, to $7.2 million for the year ended December 31, 2018 compared to $2.6 million for the year ended December 31, 2017, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 5% for the years ended December 31, 2018 and 2017. Cost of system rental increased primarily due to an increase in the number of systems that were deployed to customers. The average number of systems deployed to customers increased to 110.9 in the year ended December 31, 2018 from 45.8 in the year ended December 31, 2017.

Cost of system rental including depreciation and amortization expense increased $13.8 million, or 164%, to $22.2 million for the year ended December 31, 2018 compared to $8.4 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $36.4 million, or 256%, to $50.6 million for the year ended December 31, 2018 compared to $14.2 million for the year ended December 31, 2017. This increase was primarily due to an increase in the number of systems deployed to customers as referenced above, which resulted in an increase in third-party trucking services of $18.0 million to transport incremental systems deployed to customers, coupled with increased field labor and related costs of $15.5 million. The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the year ended December 31, 2018. Cost of system services also increased in relation to services provided to coordinate proppant delivered to systems, which had not been previously provided in the year ended December 31, 2017.

For the year ended December 31, 2018, the cost of system services as a percentage of system services revenue increased to 118% compared to 113% the year ended December 31, 2017. Cost of system services as a percentage of system services revenue has primarily increased as a result of higher prices paid for third-party trucking services necessary to support our systems, in addition to coordinating delivery of proppant to our systems deployed to customers due to increasing demand for such services corresponding to increased industry activity levels not previously provided.

Cost of system services including depreciation and amortization expense increased $37.3 million, or 254%, to $51.9 million for the year ended December 31, 2018 compared to $14.6 million for the year ended December 31, 2017. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services of $2.2 million for the year ended December 31, 2018 primarily includes direct labor costs, fuel, utilities and maintenance related to transloading services at our Kingfisher Facility, which commenced in January 2018.

Cost of transloading services including depreciation and amortization expense was $3.2 million.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which increased $0.7 million, or 700%, to $0.8 million for the year ended December 31, 2018 compared to $0.1 million for the year ended December 31, 2017, primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Cost of inventory software services including depreciation and amortization expense increased $1.5 million, or 1,500%, to $1.6 million for the year ended December 31, 2018 compared to $0.1 million for the year ended December 31, 2017. This increase was primarily attributable to the labor, software subscription costs and amortization of intangible assets.

Depreciation and Amortization. Depreciation and amortization increased $11.8 million, or 179%, to $18.4 million for the year ended December 31, 2018 compared to $6.6 million for the year ended December 31, 2017. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and related transloading equipment placed in service in 2018.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $1.2 million, or 13%, to $10.4 million for the year ended December 31, 2018 compared to $9.2 million for the year ended December 31, 2017. The increase was driven by corporate personnel additions of $1.3 million to support public company and growth needs. This increase was partially offset by a decrease in stock-based compensation expense of $0.1 million primarily due to the May 2018 vesting of restricted stock awards with one-year vesting that were granted to certain employees and consultants in connection with the IPO.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.3 million, or 25%, to $6.4 million for the year ended December 31, 2018 compared to $5.1 million for the year ended December 31, 2017 due primarily to increases of $0.5 million in public company expenses and $0.5 million in office rent.

Other Operating Expenses. Other operating expenses in the year ended December 31, 2018 are primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones. Other operating expenses in the year ended December 31, 2017 are primarily related to one-time bonuses of $3.1 million paid to certain employees in connection with the offering, loss on disposal of field equipment and vehicles of $0.5 million and certain non-recurring organizational costs associated with the IPO of $0.3 million.

Income Pursuant to Tax Receivable Agreement. Income pursuant to the Tax Receivable Agreement in the year ended December 31, 2017 is primarily related to the remeasurement of payables related to the Tax Receivable Agreement by the amount of $21,936 as a result of the Tax Act. Refer also to “—Income Tax Expenses”.

Provision for Income Taxes. For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $13.0 million and $25.9 million, respectively.

Income tax expense for the year ended December 31, 2018 was recognized primarily due to current year movement of deferred tax assets and liabilities.

Income tax expense for the year ended December 31, 2017 was recognized primarily due to the remeasurement of deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to United States federal income tax. During the year ended December 31, 2018, we recognized a provision for income taxes of $13.0 million, an increase of $9.7 million as compared to $3.3 million we recognized during the year ended December 31, 2017, excluding the impact of the Tax Act. This increase was attributable to higher operating income and a partial termination payment received in accordance with a contract modification.

Net Income

Net income increased $63.5 million to $86.0 million for the year ended December 31, 2018 compared to $22.5 million for the year ended December 31, 2017, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and extraordinary, unusual or non-recurring gains, losses or expenses.

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

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
Net income	$85,952	$22,487	$63,465
Depreciation and amortization	18,422	6,635	11,787
Interest expense, net	374	97	277
Income taxes (1)	12,961	25,899	(12,938)
EBITDA	$117,709	$55,118	$62,591
IPO bonuses (2)	896	4,627	(3,731)
Stock-based compensation expense (3)	2,920	2,211	709
Non-recurring cash bonuses (4)	1,679	—	1,679
Change in payables related to Tax Receivable Agreement (5)	—	(23,022)	23,022
Loss on disposal of assets	153	498	(345)
Non-recurring organizational costs (6)	—	348	(348)
Other (7)	—	143	(143)
Adjusted EBITDA	$123,357	$39,923	$83,434

(1)	Federal and state income taxes, including $22,637 related to the Tax Act in the year ended December 31, 2017 and $0 related to Tax Act adjustments in the year ended December 31, 2018.
(2)

One-time cash bonuses of $3.1 million in 2017 and stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million and $1.5 million in the years ended December 31, 2018 and 2017, respectively, that were granted to certain employees and consultants in connection with the Offering.

(3)

Represents stock-based compensation expense related to restricted stock awards with three-year vesting of $2.7 million and $1.9 million in the years ended December 31, 2018 and 2017, respectively, $0.2 million in 2018 related to awards with one-year vesting and $0.3 million in 2017 related to the options issued under our long-term incentive plan.

(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(5)	Other income related to the remeasurement of payables related to the Tax Receivable Agreement includes ($21,936) as a result of the Tax Act.
(6)	Certain non-recurring organization and transaction costs in 2017 associated with our IPO.
(7)	Non-recurring transaction costs in the year ended December 31, 2017.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017: EBITDA and Adjusted EBITDA

EBITDA increased $62.6 million to $117.7 million for the year ended December 31, 2018 compared to $55.1 million for the year ended December 31, 2017. Adjusted EBITDA increased $83.4 million to $123.4 million for the year ended December 31, 2018 compared to $39.9 million for the year ended December 31, 2017. EBITDA and Adjusted EBITDA increased 114% and 209%, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increases were primarily due to an increase in the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering and having a full year of revenues from the Kingfisher Facility and software services following the Railtronix acquisition.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
Revenue
System rental	$54,653	$14,594	$40,059
System services	12,537	3,563	8,974
Inventory software services	205	—	205
Total revenue	67,395	18,157	49,238
Operating costs and expenses:
Cost of system rental (excluding $5,792 and $3,352 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	2,627	1,431	1,196
Cost of system services (excluding $461 and $160 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	14,184	4,916	9,268
Cost of inventory software services (excluding $42 of depreciation and amortization for the years ended December 31, 2017, shown separately)	76	—	76
Depreciation and amortization	6,635	3,792	2,843
Salaries, benefits and payroll taxes	9,209	3,061	6,148
Selling, general and administrative (excluding $340 and $250 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	5,077	2,096	2,981
Other operating expenses	4,126	—	4,126
Total operating costs and expenses	41,934	15,296	26,638
Operating income	25,461	2,861	22,600
Interest expense, net	(97)	(23)	(74)
Income pursuant to Tax Receivable Agreement	23,022	—	23,022
Other expense	—	8	(8)
Total other income (expense)	22,925	(15)	22,940
Income before income tax expense	48,386	2,846	45,540
Provision for income taxes	(25,899)	(43)	(25,856)
Net income	22,487	2,803	19,684
Less: net income related to Solaris LLC	(3,665)	(2,803)	(862)
Less: net income related to non-controlling interests	(15,186)	—	(15,186)
Net income attributable to Solaris	$3,636	$—	$3,636

Revenue

System Rental Revenue. Our system rental revenue increased $40.1 million, or 274%, to $54.7 million for the year ended December 31, 2017 compared to $14.6 million for the year ended December 31, 2016. This increase was primarily due to a 191% increase in the number of revenue days, or 10,967 days, coupled with an increase in rental rates charged to customers due to increasing demand for our systems.

System Services Revenue. Our system services revenue increased $8.9 million, or 252%, to $12.5 million for the year ended December 31, 2017 compared to $3.6 million for the year ended December 31, 2016.  System services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites.

Inventory Software Services.  Our inventory software services revenue of $0.2 million for the year ended December 31, 2017 is related to the Railtronix assets acquired in December 2017. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the years ended December 31, 2017 and 2016 were $41.9 million and $15.3 million, respectively, which represented 62% and 84% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of increases in cost of system services, depreciation and amortization expense and salaries, benefits and payroll taxes. Cost of system services increased as a result of an increase in the number of field technicians on staff and amount of system transportation required to support the increase in the number of systems deployed to customers. The average number of systems deployed to customers have increased to 45.8 in the year ended December 31, 2017 from 15.7 in the year ended December 31, 2016. Depreciation and amortization expense also increased, primarily due to the addition of new systems that were manufactured and added to our fleet in 2016 and 2017. Salaries, benefits and payroll taxes increased due to increases in the number of indirect personnel and deferred compensation. Selling, general and administrative expenses increased related to increases in indirect personnel and general business expenses resulting from increased manufacturing and rental operations and incremental public company expenses. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $1.2 million, or 84%, to $2.6 million for the year ended December 31, 2017 compared to $1.4 million for the year ended December 31, 2016, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 5% and 10% for the years ended December 31, 2017 and 2016, respectively. These costs as a percentage of related rental revenue decreased due to lower repairs and maintenance costs relative to the increase in systems that were deployed to customers.

Cost of system rental including depreciation and amortization expense increased $3.6 million, or 76%, to $8.4 million for the year ended December 31, 2017 compared to $4.8 million for the year ended December 31, 2016. This increase was primarily attributable to an increase in depreciation expense related to additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $9.3 million, or 189%, to $14.2 million for the year ended December 31, 2017 compared to $4.9 million for the year ended December 31, 2016. This increase was primarily due to an increase in labor and related costs of $3.9 million, or 156%, and travel and lodging costs of $1.2 million, or 207%, both of which were driven by an increase in the number of field technicians required to support the increased revenue days during the year ended December 31, 2017, coupled with an increase in third-party trucking services of $2.9 million, or 206% to transport incremental systems deployed to customers.

For the year ended December 31, 2017, the cost of system services as a percentage of system services revenue decreased to 113% compared to 138% for the year ended December 31, 2016. Cost of system services as a percentage of system services revenue decreased for the year ended December 31, 2017 as a result of increased operating efficiencies in regards to the service costs necessary to support our systems deployed to customers.

Cost of system services including depreciation and amortization expense increased $9.6 million, or 189%, to $14.7 million for the year ended December 31, 2017 compared to $5.1 million for the year ended December 31, 2016. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services of $0.1 million for the year ended December 31, 2017 primarily includes labor and software subscription costs related to the Railtronix software acquired in December 2017.

Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 75%, to $6.6 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes increased $6.1 million, or 201%, to $9.2 million for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The increase was due to an increase in stock-based compensation expense of $3.6 million as a result of the issuance of restricted shares in connection with, and subsequent to, the Offering and an increase of $2.5 million was due to additions in corporate and manufacturing administrative personnel in response to the increase in our manufacturing activity, demand for our systems and industry activity.

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

Income Pursuant to Tax Receivable Agreement. Income pursuant to the Tax Receivable Agreement is primarily related to the remeasurement of payables related to the Tax Receivable Agreement by the amount of $21,936 as a result of the Tax Act. Refer also to “—Income Tax Expenses.”

Other Income (Expenses). Other income (expenses) are primarily related to non-recurring transaction costs.

Income Tax Expenses. For the year ended December 31, 2017, we recognized a combined United States federal and state provision for income taxes of $25.9 million. Income tax expense was recognized primarily due to the remeasurement of deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (AMT), (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), and (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income. The change in tax law required us to remeasure existing net deferred tax assets using the now lower corporate income tax rate in the period of enactment, resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017.

As a pass-through entity, Solaris LLC was subject only to the Texas margin tax at a statutory rate of less than 1% of modified pre-tax earnings and was not subject to United States federal income tax. During the year ended December 31, 2017, excluding the impact of the Tax Act, we recognized a provision for income taxes of $3.3 million, an increase of $3.3 million as compared to the income tax expense of $43,000 we recognized during the year ended December 31, 2016. This increase was attributable to the Reorganization Transactions (as defined in Note 1. “Organization and Background” under Part II, Item 8. “Financial Statements and Supplementary Data”) in 2017 and an increase in net income during the applicable periods.

Net Income

Net income increased $19.7 million to $22.5 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and extraordinary, unusual or non-recurring gains, losses or expenses.

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

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
Net income	$22,487	$2,803	$19,684
Depreciation and amortization	6,635	3,792	2,843
Interest expense, net	97	23	74
Income taxes (1)	25,899	43	25,856
EBITDA	$55,118	$6,661	$48,457
IPO bonuses (2)	4,627	—	4,627
Stock-based compensation expense (3)	2,211	127	2,084
Loss on disposal of assets	498	—	498
Non-recurring organizational costs (4)	348	—	348
Change in payables related to Tax Receivable Agreement (5)	(23,022)	—	(23,022)
Other (6)	143	—	143
Adjusted EBITDA	$39,923	$6,788	$33,135

(1)	Federal and state income taxes, including $22,637 related to the Tax Act.
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

During 2017, Solaris Inc. completed two public offerings:  the IPO, in which Solaris Inc. sold 10,100,000 shares of its Class A common stock,  par value $0.01 per share, to the public, and a follow-on offering on November 14, 2017 of 7,000,000 shares of its Class A common stock,    including 3,000,000 shares issued and sold by the Company and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “November Offering”). On November 13, 2017 the underwriters for the November Offering exercised in full their option to purchase an aggregate of 1,050,000 additional shares of Class A common stock from the selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million and $44.5 million from the IPO and November Offering, respectively. Solaris Inc. contributed all of the net proceeds of the IPO and November Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds from the IPO (i) to fully repay our existing balance of approximately $5.5 million under its credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to the Original Investors as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. Solaris LLC used a portion of the proceeds from the IPO and all of the proceeds from the November Offering for general corporate purposes, including funding our 2018 capital program.

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500 million of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf. Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. expects to contribute net proceeds, if any, from an offering under the Universal Shelf to Solaris LLC for general corporate purposes, including to fund the Company’s capital program. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with our current cash balance, cash generated from future operations and borrowings under our 2018 Credit Agreement (as defined in  “—Debt Agreements”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow, cash balance and available borrowings under our 2018 Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of December 31, 2018, cash totaled $25.1 million, which included $26.0 million received in December 2018 as consideration for amending a seven-year transloading agreement to two years with reduced minimum service volumes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands)
Net cash provided by operating activities	$116,365	$26,729	$4,521	$89,636	$22,208
Net cash used in investing activities	(160,545)	(98,984)	(10,935)	(61,561)	(88,049)
Net cash provided by financing activities	5,816	132,108	3,059	(126,292)	129,049
Net change in cash	$(38,364)	$59,853	$(3,355)	$(98,217)	$63,208

Analysis of Cash Flow Changes for Year Ended December  31, 2018 Compared to Year Ended December  31, 2017

Operating Activities. Net cash provided by operating activities was $116.4 million for the year ended December 31, 2018, compared to net cash provided by operating activities of $26.7 million for the year ended December 31, 2017. The increase of $89.6 million in operating cash flow was primarily attributable to an increase in net income of $63.5 million primarily due to an increase in the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering coupled with a full year of revenues from the Kingfisher Facility and software services following the Railtronix acquisition in December 2017. Additionally, the year ended December 31, 2018 included $26.0 million received in December 2018 as consideration for amending a seven-year transloading agreement to two years with reduced minimum service volumes.

Investing Activities.  Net cash used in investing activities was $160.5 million for the year ended December 31, 2018, compared to $99.0 million for the year ended December 31, 2017.  The increase investing activities of $61.6 million is primarily due to an increase in the manufacturing rate of new systems and construction of the Kingfisher Facility. For the year ended December 31, 2018,  $143.0 million of investing activities were capital expenditures related to manufacturing new systems, $14.9 million related to the construction of our Kingfisher Facility and $3.7 million related to the purchase of light duty vehicles to support the service of our systems. For the year ended December 31, 2017, $69.4 million of investing activities were capital expenditures related to manufacturing new systems, $18.7 million related to the construction of our Kingfisher Facility, $5.0 million related to the cash consideration paid in connection to the Railtronix acquisition in December 2017 and $3.3 million related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash provided by financing activities of $5.8 million for the year ended December 31, 2018 was primarily related to $13.0 million in proceeds from borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”), partially offset by $4.7 million related to cash dividend and distributions paid,  $1.3 million of payments related to insurance premium financing, $1.1 million of payments related to vesting of stock-based compensation and $1.0 million of debt issuance costs in connection with the 2018 Credit Agreement. Net cash provided by financing activities of $132.1 million for the year ended December 31, 2017 was primarily related to $111.1 million in net proceeds received in the IPO, $44.7 million in net proceeds received in the November Offering and $5.3 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under our prior credit facility and $25.8 million distributions to legacy members of Solaris LLC as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO.

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

Financing Activities. Net cash provided by financing activities of $132.1 million for the year ended December 31, 2017, was primarily related to $111.1 million in net proceeds received in the IPO, $44.7 million in net proceeds received in the November Offering and $5.3 million in proceeds received from the payment of promissory notes from employees, less $5.5 million used to fully repay borrowings under Solaris LLC’s prior credit facility and $25.8 million distributions to legacy members of Solaris LLC as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO.

Debt Agreements

Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility. The 2018 Credit Agreement consists of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender has any obligation to increase its own revolving credit commitment. The Advance Loan amortizes beginning in April 2019 and each of the Loans matures on January 19, 2022. Our obligations under the Loans are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We have the option to prepay the loans at any time without penalty.

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

As of December 31, 2018, we had $13.0 million of outstanding borrowings under the 2018 Credit Agreement. We have subsequently repaid the $13.0 million and have availability to borrow approximately $20.0 million under the Revolving Loan and $50.0 million under the Advance Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.27% for the year ended December 31, 2018. The 2018 Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

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

As of December 31, 2018, we were in compliance with all covenants in accordance with our 2018 Credit Agreement.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2018.

	For the Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$1,432	$1,375	$1,299	$1,093	$1,092	$9,725	$16,016
Capital lease obligations (2)	35	35	33	33	33	40	209
Commitment fees on Revolving Loan (3)	100	100	100	5	—	—	305
Purchase commitments (4)	18,998	—	—	—	—	—	18,998
Total	$20,565	$1,510	$1,432	$1,131	$1,125	$9,765	35,528

(1)	Operating lease obligations are related to our 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility, as well as other office, land and equipment leases.
(2)

Capital lease obligations are related to our capital lease of a building at our Early, Texas manufacturing facility with the City of Early and leases of certain office equipment with purchase options upon the end of lease terms which are accounted for as capital leases with various expiration dates.

(3)

Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, considering the January 2019 repayment of $13.0 million, at the applicable commitment fee rate of 0.50%. See Note 8. “Senior Secured Credit Facility” to our consolidated financial statements as of December 31, 2018 and 2017, for discussion of the January 2019 repayment and interest requirements per the 2018 Credit Agreement.

(4)

Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our proppant management systems. The purchase commitments represent open purchase orders to our suppliers.

As of December 31, 2018, our liability under the Tax Receivable Agreement was $56.1 million, representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $13.0 million and $25.9 million, respectively.

On December 22, 2017, the United States government enacted the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower United States federal corporate income tax rate in the period of enactment, resulting in an income tax expense of approximately $22.6 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was revised and is now complete without material changes to the previously provided estimates.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2018 and 2017.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Current expenses related to Texas franchise tax were approximately $684,000, $247,000 and $43,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the year ended December 31, 2018, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and the November Offering.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

 See Note 10. “Income Taxes” to our consolidated financial statements for additional information.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the “Solaris LLC Agreement”) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

See Note 10. “Income Taxes” to our consolidated financial statements for additional information.

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

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, Solaris Lens, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, both of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation for system services including field supervision and support is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We primarily provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility.

Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the products delivered and transloaded at the facility. Under one of our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment received in accordance with a contract modification which is accounted for prospectively. The partial termination payment represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. The Company recognized $522 of deferred revenue as Revenue from transloading services in the year ended December 31, 2018, resulting in $25,458 remaining deferred revenue as of December 31, 2018, which will be recognized over the remaining two-year term of the modified agreement. No deferred revenue  was recorded or recognized as revenue during the year ended December 31, 2017.

Unbilled Receivables

Revenues recognized in advance of invoice issuance create assets referred to as “unbilled receivables.” Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once billed.

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

The costs of ordinary repairs and maintenance are charged to expense as incurred, while significant enhancements, including upgrades or overhauls, are capitalized. These enhancements include upgrades to various components of the system and to equipment at our manufacturing facility that will either extend the life or improve the utility and efficiency of the systems, plant and equipment. These enhancements include:

•

The Solaris Lens inventory management system enables our customers to track inventory levels in, and delivery rates from, each silo in a system. This upgrade improves our customers’ operational efficiencies and reduces operating and supply chain costs by allowing the customer to better manage proppant and chemical inventory levels both onsite and remotely.

•

Our patented Auto Hopper technology is being added to our proppant systems and is compatible with standard pressure pumping company’s equipment. The technology uses sensors and machine learning to automatically control the amount of sand delivered from our mobile proppant management system silos to the blender, eliminating the need for dedicated personnel historically required to run our system.

•

Our patent-pending mobile chemical management system can store and deliver up to six different chemicals with significantly improved inventory control, in a smaller footprint and with less personnel when compared to traditional chemical handling methods.

•

Our patent-pending non-pneumatic loading option provides additional proppant transportation flexibility for our customers, allowing them to use belly-dump trucks in addition to the industry standard pneumatic trucks to fill and maintain inventory in our proppant management systems. This patent-pending non-pneumatic loading option is compatible with our existing fleet with minimal modification.

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

The carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach. This requires us to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The financial and credit market volatility directly impacts our fair value measurement through our income forecast. Although we have made our best estimates of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and natural gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news, which could adversely affect our estimates requiring a provision for impairment.

There was no impairment for the years ended December 31, 2018, 2017 and 2016.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and natural gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and natural gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and natural gas companies; or a significant sustained increase in worldwide inventories of oil or natural gas. There was no impairment for years ended December 31, 2018, 2017 and 2016.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2018 and 2017, we had $24.6 million and $25.5 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

On December 22, 2017, the Tax Act was enacted into law.    The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21; (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), and, (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80%  of a taxpayer’s taxable income. In conjunction with the Tax Act, the SEC staff issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was revised and is now complete without material changes to the previously provided estimates.

Payables Related to the Tax Receivable Agreement

As described in Note 10. “Income Taxes”  to our condensed consolidated financial statements, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the Reorganization Transactions or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the Reorganization Transactions or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — Recently Accounting Pronouncements” to our consolidated financial statements as of December 31, 2018 and 2017, for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2018 Credit Agreement. As of December 31, 2018, we had $13.0 million of outstanding borrowings under the Revolving Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.27% for the year ended December 31, 2018. If the market rates of interest for LIBOR changed by 100 basis points, our annual interest expense would have changed by approximately $39 thousand for the year ended December 31, 2018.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December  31,  2018, three customers collectively accounted for 40% of our total accounts receivable. As of December 31, 2017,  two customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 8.      Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

February 27, 2019

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$25,057	$63,421
Accounts receivable, net	39,746	12,979
Prepaid expenses and other current assets	5,492	3,622
Inventories	10,470	7,532
Total current assets	80,765	87,554
Property, plant and equipment, net	296,538	151,163
Goodwill	17,236	17,236
Intangible assets, net	4,540	5,335
Deferred tax assets	24,624	25,512
Other assets	1,454	260
Total assets	$425,157	$287,060
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,127	$5,000
Accrued liabilities	12,658	15,468
Current portion of deferred revenue	12,990	—
Current portion of capital lease obligations	35	33
Other current liabilities	515	—
Total current liabilities	35,325	20,501
Senior secured credit facility	13,000	—
Deferred revenue, net of current portion	12,468	—
Capital lease obligations, net of current portion	154	179
Payables related to Tax Receivable Agreement	56,149	24,675
Other long-term liabilities	633	145
Total liabilities	117,729	45,500
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 27,091 issued and 27,000 outstanding as of December 31, 2018 and 19,026 issued and 19,010 outstanding as of December 31, 2017	271	190
Class B common stock, $0.00 par value, 180,000 shares authorized, 19,627 shares issued and outstanding as of December 31, 2018 and 26,811 issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	126,347	121,727
Retained earnings	43,317	3,636
Treasury stock (at cost), 91 shares and 16 shares as of December 31, 2018 and 2017, respectively	(1,414)	(261)
Total stockholders' equity attributable to Solaris	168,521	125,292
Non-controlling interest	138,907	116,268
Total stockholders' equity	307,428	241,560
Total liabilities and stockholders' equity	$425,157	$287,060

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	For the Years
	Ended December 31,
	2018	2017	2016
Revenue:
System rental	$143,646	$54,653	$14,594
System services	43,010	12,537	3,563
Transloading services	8,083	—	—
Inventory software services	2,457	205	—
Total revenue	197,196	67,395	18,157

Operating costs and expenses:
Cost of system rental (excluding $14,920, $5,792 and $3,352 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately) (1)	7,230	2,627	1,431
Cost of system services (excluding $1,274, $461 and $160 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately) (1)	50,633	14,184	4,916
Cost of transloading services (excluding $954 of depreciation and amortization for the year ended December 31, 2018, shown separately) (1)	2,242	76	—
Cost of inventory software services (excluding $794 and $42 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	797	—	—
Depreciation and amortization	18,422	6,635	3,792
Salaries, benefits and payroll taxes (1)	10,383	9,209	3,061
Selling, general and administrative (excluding $480, $340 and $250 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately)	6,375	5,077	2,096
Other operating expenses	1,827	4,126	—
Total operating costs and expenses	97,909	41,934	15,296
Operating income	99,287	25,461	2,861
Interest expense, net	(374)	(97)	(23)
Income pursuant to Tax Receivable Agreement	—	23,022	—
Other expense	—	—	8
Total other income (expense)	(374)	22,925	(15)
Income before income tax expense	98,913	48,386	2,846
Provision for income taxes	(12,961)	(25,899)	(43)
Net income	85,952	22,487	2,803
Less: net income related to Solaris LLC	—	(3,665)	(2,803)
Less: net income related to non-controlling interests	(43,521)	(15,186)	—
Net income attributable to Solaris	$42,431	$3,636	$—

Earnings per share of Class A common stock - basic (2)	$1.60	$0.28	$—
Earnings per share of Class A common stock - diluted (2)	$1.59	$0.27	$—

Basic weighted-average shares of Class A common stock outstanding (2)	25,678	12,117	—
Diluted weighted-average shares of Class A common stock outstanding (2)	25,829	12,482	—

(1) The consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$6	$—	$—
Cost of system services	191	—	—
Cost of transloading services	3	—	—
Salaries, benefits and payroll taxes	3,661	3,701	127
Stock-based compensation expense	$3,861	$3,701	$127

(2) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 Initial Public Offering.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

(in thousands)

		Class A		Class B		Additional				Non-	Total
	Members’	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2016	$67,468	—	$—	—	$—	$—	$—	—	$—	$—	$67,468
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units	327	—	—	—	—	—	—	—	—	—	327
Accrued interest related to notes receivable that were exchanged for membership units	(327)	—	—	—	—	—	—	—	—	—	(327)
Unit-based compensation expense	127	—	—	—	—	—	—	—	—	—	127
Proceeds from pay down of promissory note related to membership units	948	—	—	—	—	—	—	—	—	—	948
Net income (loss)	2,803	—	—	—	—	—	—	—	—	—	2,803
Balance at December 31, 2016	71,346	—	—	—	—	—	—	—	—	—	71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,808	—	—	—	—	—	—	—	—	—	3,808
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,862)	10,100	101	32,366	—	77,256	—	—	—	125,056	123,551
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the Reorganization Transactions	—	—	—	—	—	(19,149)	—	—	—	—	(19,149)
Effect of the November Offering	—	8,050	81	(5,050)	—	66,352	—	—	—	(21,969)	44,464
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the November Offering	—	—	—	—	—	(12,928)	—	—	—	—	(12,928)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	785	8	(785)	—	1,997	—	—	—	(2,005)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	(2,755)	—	—	—	—	(2,755)
Stock option exercises	—	75	—	—	—	261	—	16	(261)	—	—
Issuance of shares of Class B common stock in connection with the acquisition of the assets of Railtronix®	—	—	—	280	—	4,507	—	—	—	—	4,507
Stock-based compensation subsequent to the Reorganization	—	—	—	—	—	4,738	—	—	—	—	4,738
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	28	—	—	—	—	28
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	(28)	—	—	—	—	(28)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	1,448	—	—	—	—	1,448
Net income subsequent to the Reorganization	—	—	—	—	—	—	3,636	—	—	15,186	18,822
Balance at December 31, 2017	—	19,010	190	26,811	—	121,727	3,636	16	(261)	116,268	241,560
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	7,184	72	(7,184)	—	17,869	—	—	—	(17,941)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	(20,118)	—	—	—	—	(20,118)
Stock option exercises	—	327	3	—	—	1,279	—	1	(9)	(341)	932
Stock-based compensation	—	—	—	—	—	4,901	—	—	—	—	4,901
Vesting of restricted stock	—	570	6	—	—	629	—	74	(1,144)	(637)	(1,146)
Other	—	—	—	—	—	60	—	—	—	—	60
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	—	(2,750)	—	—	—	(2,750)
Net income	—	—	—	—	—	—	42,431	—	—	43,521	85,952
Balance at December 31, 2018	$—	27,091	$271	19,627	$—	$126,347	$43,317	91	$(1,414)	$138,907	$307,428

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$85,952	$22,487	$2,803
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,422	6,635	3,792
Loss on disposal of asset	318	498	—
Stock-based compensation	3,861	3,701	127
Amortization of debt issuance costs	296	51	4
Provision for bad debt	—	—	131
Change in payables related to Tax Receivable Agreement	—	(23,022)	—
Deferred income tax expense	12,277	25,652	—
Other	620	(28)	—
Changes in assets and liabilities:
Accounts receivable	(26,766)	(8,469)	(3,065)
Prepaid expenses and other assets	(686)	(3,273)	109
Inventories	(10,470)	(7,532)	327
Accounts payable	4,469	4,224	41
Accrued liabilities	2,614	5,805	252
Deferred revenue	25,458	—	—
Net cash provided by operating activities	116,365	26,729	4,521
Cash flows from investing activities:
Investment in property, plant and equipment	(161,079)	(93,912)	(10,899)
Cash paid for Railtronix® acquisition	—	(5,000)	—
Investment in intangible assets	(6)	(72)	(36)
Cash received from insurance proceeds	540	—	—
Net cash used in investing activities	(160,545)	(98,984)	(10,935)
Cash flows from financing activities:
Payments under capital leases	(28)	(27)	(25)
Payments under insurance premium financing	(1,275)	—	—
Payments under notes payable	—	(451)	(211)
Proceeds from stock option exercises	932	—	—
Payments related to purchase of treasury stock	(1,146)	—	—
Proceeds from borrowings under the senior secured credit facility	13,000	3,000	2,500
Repayment of senior secured credit facility	—	(5,500)	—
Payments related to debt issuance costs	(1,014)	(111)	(153)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	111,075	—
Proceeds from issuance of Class A common stock sold in November Offering, net of offering costs	—	44,684	—
Proceeds from members' contributions	—	—	948
Distributions paid to unitholders	—	(25,818)	—
Proceeds from pay down of promissory note related to membership units	—	5,256	—
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(4,713)	—	—
Other	60	—	—
Net cash provided by financing activities	5,816	132,108	3,059

Net (decrease) increase in cash	(38,364)	59,853	(3,355)
Cash at beginning of period	63,421	3,568	6,923
Cash at end of period	$25,057	$63,421	$3,568

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$688	$668	$674
Property and equipment additions incurred but not paid at period-end	3,909	7,765	264
Issuance of shares in acquisition	—	4,505	—
Financing:
Insurance premium financing	1,552	—	—
Notes payable issued for property, plant and equipment	—	—	397
Accrued interest from notes receivable issued for membership units	—	—	327
Cash paid for:
Interest	281	104	20
Income taxes	314	45	35

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands)

1.        Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites. The systems are designed to address the challenges associated with transferring large quantities of proppant and chemicals to the well site, including the cost and management of last mile logistics.

The systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Eagle Ford Shale, the SCOOP/STACK formations, the Haynesville Shale, the Rockies, the Marcellus and Utica Shales and the Bakken.

We also operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”) that provides rail-to-truck transloading and high-efficiency sand silo storage and transloading services. Commercial operations commenced in January 2018 and we completed construction at the end of July 2018.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and Solaris Lens™ inventory management systems. Our customers rely on this data to manage distribution of proppant and chemicals throughout their supply chain.

Initial Public Offering

Solaris Oilfield Infrastructure, Inc. (“Solaris Inc.” or the “Company”) was incorporated as a Delaware corporation in February 2017 for the purpose of completing an initial public offering (“IPO” or the “Offering”) and related transactions. Our IPO was completed on May 17, 2017.

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

As described in Note 1. “–Organization and Background of Business”, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. The financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Thus, for periods prior to the completion of the Offering, the accompanying consolidated financial statements include the historical financial position and results of operations of Solaris LLC and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these consolidated financial statements include, but are not limited to, stock-based compensation, depreciation associated with property, plant and equipment and related impairment considerations of those assets, determination of fair value of intangible assets acquired in business combinations and certain other assets and liabilities. Actual results could differ from management's best estimates as additional information or actual results become available in the future, and those differences could be material.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of December 31, 2018 and 2017.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials, and purchased parts and is stated at the lower of cost or net realizable value. Detail reviews are performed related to net realizable value, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2018, 2017 and 2016.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets and any assumed liabilities, are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. Additional information regarding the Company’s business combinations is presented in Note 3. “–Business Combinations.”

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”) as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization expense of identified intangibles is expected to be approximately $770 in each of the next five years. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $801,  $46 and $1 for the years ended December 31, 2018,  2017 and 2016, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2018:
Customer relationships	$4,703	$(727)	$3,976
Software acquired in the acquisition of Railtronix	346	(54)	292
Non-competition agreement	225	(49)	176
Patents and other	114	(18)	96
Total identifiable intangibles	$5,388	$(848)	$4,540

As of December 31, 2017:
Customer relationships	$4,703	$(36)	$4,667
Software acquired in the acquisition of Railtronix	346	(3)	343
Non-competition agreement	225	(3)	222
Patents and other	108	(5)	103
Total identifiable intangibles	$5,382	$(47)	$5,335

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2018 and 2017, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix (See Note 3. “–Business Combinations”). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the years ended December 31, 2018, 2017 and 2016.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment for the years ended December 31, 2018, 2017 and 2016.

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

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant at oil and natural gas well sites as well as the use of our proprietary inventory management system, Solaris Lens, which enables our customers to track inventory levels in, and delivery rates from, each silo in a system on a remote and digital basis, both of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

Revenues from system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation for system services including field supervision and support is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the products delivered and transloaded at the facility. Under one of our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required.

Revenues from inventory software services consist primarily of the fees charged to customers for the use of our Railtronix inventory management software, which is considered to be our performance obligation. The Railtronix inventory management software was acquired in December 2017. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment received in accordance with a contract modification which is accounted for prospectively. The partial termination payment represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. The Company recognized $522 of deferred revenue as Revenue from transloading services in the year ended December 31, 2018, resulting in $25,458 remaining deferred revenue as of December 31, 2018, which will be recognized over the remaining two-year term of the modified agreement.  No deferred revenue  was recorded or recognized as revenue during the year ended December 31, 2017.

Unbilled Receivables

Revenues recognized in advance of invoice issuance create assets referred to as “unbilled receivables.” These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once billed.

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

In connection with the Offering, the options granted under the Plan were modified by a conversion into options under the Solaris Long-Term Incentive Plan (the “LTIP”). Refer also to Note 9. “–Equity”.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, research and development costs were $0,  $210 and $476, respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable, insurance premium financing and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of December 31, 2018, we had $13,000 of borrowings under the 2018

Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $12,961 and $25,899, respectively.

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing business to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023); and (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017 to 80% of a taxpayer’s taxable income. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2018 and 2017.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Current expenses related to Texas franchise tax were approximately $684,000,  $247,000 and $43,000 for the years ended December 31, 2018, 2017 and 2016.

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

See Note 10. “–Income Taxes” for additional information regarding income taxes.

Payable Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the Reorganization Transactions or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2018 and 2017, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $56,149 and $24,675, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2018 and 2017, there were no environmental matters deemed probable.

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

Accounting Standards Recently Adopted

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017‑05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017‑05"). ASU 2017‑05 clarifies the scope of Subtopic 610‑20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610‑20 was issued in May 2014 as part of ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017‑05 clarify that a financial asset is within the scope of Subtopic 610‑20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610‑20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017‑05 are effective at the same time as the amendments in ASU 2014‑09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017‑05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company adopted ASU 2017-05 during the quarter ended March 31, 2018 using the modified retrospective approach. Adoption of this ASU did not impact the Company’s opening balance of retained earnings as of January 1, 2018 as our reported results did not differ under the new revenue standard and the previous guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 during the quarter ended March 31, 2018, which did not have an impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016‑15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016‑15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018, which did not have an impact on the consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of evaluating the impact, if any, that ASU 2018-13 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize right-of-use (“ROU”) assets and lease liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which provides an optional practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption.

The Company will adopt ASU 2016-02 using the new optional transition guidance during the quarter ended March 31, 2019. The Company will elect the available practical expedients on adoption. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets, but will not have a material impact on its consolidated statements of operations nor to cash from or used in operating, financing, or investing on the Company’s consolidated cash flow statements. The most significant impact will be the recognition of ROU assets, lease liabilities and a cumulative effect adjustment to retained earnings for operating leases, while the Company’s accounting for capital leases remains substantially unchanged. Adoption of ASU 2016-02 will result in the recognition of ROU assets, lease liabilities and a cumulative adjustment to retained earnings of approximately $9.4 million,  $9.7 million and $0.5 million, respectively.

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

The purchase price was allocated based on the fair value of $4,697,  $225, and $346 for identifiable intangible assets including customer relationships, a non-competition agreement and software, respectively. The amount of consideration in excess of the fair value of identifiable intangible assets of $4,237 was recognized as goodwill. The valuations to derive the allocation of purchase price included a multi period excess earnings valuation method, with or without valuation method, and relief from royalty valuation method estimates using estimates for future cash flows from customer relationships, return on workforce, customer attrition, working capital assumptions, income taxes, competition, costs saved through owning the asset and risk adjusted discount rates.

The goodwill recognized is attributable to expected customer growth as well as expected synergies of integrating Railtronix with the Company’s Solaris Lens inventory management system, which we believe will uniquely position the Company to provide critical supply chain data to help our customers improve the reliability of proppant supply, save time and reduce the delivered cost of proppant by monitoring key data points and performance indicators. A portion of goodwill is expected to be deductible for corporate income tax purposes.

The actual impact of this acquisition was an increase to “Total revenues” of $205 and an increase to “Net income” of $87 in the consolidated statement of operations for the year ended December 31, 2017. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the years ended December 31, 2017 and 2016 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016
	Actual	Pro Forma	Actual	Pro Forma
Pro forma (unaudited)
Total revenues	$67,395	$69,252	$18,157	$19,192
Net income	22,487	23,017	2,803	2,496

Certain contingent performance-based cash awards totaling $2,500 are also payable to the seller upon the achievement of generating certain financial milestones. One milestone was completed and $1,625 was recognized and paid in the quarter ending March 31, 2018 and is recorded in other operating expense. The Company has not yet concluded that it is probable that the remaining milestones will be achieved and thus has not recognized the additional $875 obligation in the consolidated financial statements.

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at December 31:

	2018	2017
Prepaid purchase orders	$2,802	$2,731
Prepaid insurance	576	389
Deposits	882	261
Other assets	1,232	241
Prepaid expenses and other current assets	$5,492	$3,622

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31:

	2018	2017
Systems and related equipment	$254,795	$116,307
Systems in process	11,245	6,043
Transloading facility and equipment	40,218	—
Transloading facility construction in process	—	28,729
Computer and related equipment	4,990	2,455
Machinery and equipment	5,126	4,396
Vehicles	8,334	4,577
Buildings	4,280	3,251
Land	612	578
Furniture and fixtures	282	91
Property, plant and equipment, gross	329,882	166,427
Less: accumulated depreciation	(33,344)	(15,264)
Property, plant and equipment, net	$296,538	$151,163

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $17,621,  $6,589 and $3,791, respectively, of which $14,920,  $5,792 and $3,352 is attributable to cost of proppant system rental, $1,274,  $461 and $160 is attributable to cost of proppant system services, $954,  $0, and $0 is attributable to cost of transloading services, and $473,  $336 and $279 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $688,  $668 and $674 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the years ended December 31, 2018, 2017 and 2016, respectively.

In July 2017, the Company acquired a lease for $250 in connection with the Kingfisher Facility described in Note 12.  “–Commitments and Contingencies”. The Kingfisher Facility is recognized in property, plant and equipment as Transloading facility and equipment.

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31:

	2018	2017
Property, plant and equipment	$2,153	$7,612
Employee related expenses	4,500	4,829
Selling, general and administrative	944	1,507
Cost of revenue	2,702	825
Excise, franchise and sales taxes	1,461	608
Ad valorem taxes	774	15
Other	124	72
Accrued liabilities	$12,658	$15,468

7.        Capital Leases

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a capital lease. The lease expires on February 25, 2025. The capital lease obligation is payable in monthly installments of $3 including imputed interest at a rate of 3.25%.  The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as capital leases with various expiration dates. As of December 31, 2018 and 2017, the Company had property, plant and equipment under capital leases with a cost of $299 and $294, respectively, and accumulated depreciation of $85 and $64, respectively.

Future principal minimum payments under capital lease agreements are as follows as of December 31, 2018:

Amount
2019	$35
2020	35
2021	33
2022	33
2023	33
Thereafter	40
Total payments	209
Less: amount representing imputed interest at 3.25%	(20)
Present value of payments	189
Less: current portion	(35)
Capital lease obligation, net of current portion	$154

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

As of December 31, 2018, we had $13,000 of outstanding borrowings under the 2018 Credit Agreement. We have subsequently repaid the $13,000 and have availability to borrow approximately $20,000 under the Revolving Loan and $50,000 under the Advance Loan.

Borrowings under the 2018 Credit Agreement bear interest at one-month LIBOR plus an applicable margin and interest is payable monthly. The applicable margin ranges from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.27% for the year ended December 31, 2018. The Credit Agreement requires that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

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

As of December 31, 2018, we were in compliance with all covenants in accordance with our 2018 Credit Agreement.

9.        Equity

Dividends

On December 27, 2018, the Company paid its first quarterly cash dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $4,713, or $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of December 17, 2018, $2,750 of which was paid to the Company. The Company used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of December 17, 2018, which totaled $2,750, including $41 related to shares of restricted stock.

Stock-based compensation

Effective May 17, 2017, both the Board of Directors of Solaris Inc. (the "Board") and the holder of all Solaris Inc.'s then-outstanding equity interests adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under United States federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards.

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

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per option, had a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017. During the year ended December 31, 2018, 327,594 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 539 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2018 was $936. The actual tax expense realized for the tax deductions from option exercises totaled $128 for the year ended December 31, 2018. During the year ended December 31, 2017, 75,130 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 16,354 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2017 was $263. The actual tax expense realized for the tax deduction from option exercise totaled $20 for the year ended December 31, 2017. As of December 31, 2018, 419,078 options have been exercised, 33,346 forfeited and 138,837 remain outstanding.

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

In connection with the 2017 grants, the Company used the following assumptions to determine compensation costs for options granted:

2017:
Expected volatility	37.84%
Expected term (years)	4.97
Expected annual dividend yield	—%
Expected risk-free rate of return	1.42%

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service based awards (generally the vesting period of the award of four years). For the year ended December 31, 2018, the Company did not recognize stock-based compensation expense on options. For the years ended December 31, 2017 and 2016, the Company recognized $295 and $127 of stock-based compensation expense on options, respectively, in salaries, benefits and payroll taxes in the consolidated statements of operations.

The following is a summary of the option activity under the Plan for the year ended December 31, 2016 and under the LTIP for the years ended December 31, 2018 and 2017:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2016	14,596	$135.00	9.66	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(1,658)	135.00		—
Balance, December 31, 2016	12,938	$135.00	8.67	$—
Exercisable, December 31, 2016	3,235	$135.00	8.67	$—
Canceled	(12,938)	135.00		—
Granted	591,261	2.87		—
Exercised	(91,484)	2.87		—
Forfeited	(33,346)	2.87		—
Balance, December 31, 2017	466,431	$2.87	6.79	$—
Exercisable, December 31, 2017	466,431	$2.87	6.79	$—
Canceled	—	—		—
Granted	—	—		—
Exercised	(327,594)	2.87		—
Forfeited	—	—		—
Balance, December 31, 2018	138,837	$2.87	7.92	$—
Exercisable, December 31, 2018	138,837	$2.87	7.92	$—

As of December 31, 2018, the Company had no unvested options outstanding.

The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2018 and 2017:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Issued on May 17, 2017	648,676	$12.04
Awarded	584,477	13.25
Vested	—	—
Forfeited	(14,888)	12.87
Unvested at December 31, 2017	1,218,265	$12.61
Awarded	88,664	16.92
Vested	(644,387)	12.58
Forfeited	(251,045)	12.49
Unvested at December 31, 2018	411,497	$13.67

For the year ended December 31, 2018, the Company recognized $6,  $191,  $3 and $3,661 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and salaries, benefits and payroll taxes in the consolidated statements of operations and $1,040 within property, plant and equipment, net in the consolidated balance sheets. For the year ended December 31, 2017, the Company recognized

$3,406 of stock-based compensation expense on restricted stock in salaries, benefits and payroll taxes in the consolidated statements of operations and $1,080 within property, plant and equipment, net in the consolidated balance sheets. As of December 31, 2018, total unrecognized compensation cost related to nonvested restricted stock was $4,361, which is expected to be recognized over a weighted-average period of 1.87 years. 213,636 shares, 179,790 shares, and 18,071 shares of restricted stock vest in 2019, 2020 and 2021, respectively.

The number of shares remaining available for future issuance under LTIP is 3,595,738.

Notes receivable from unit-holders

Solaris LLC's Limited Liability Company Agreement authorized Solaris LLC to issue Solaris LLC Units at a value of $100 per unit to Solaris LLC's employees in exchange for a promissory note. As of December 31, 2018 and 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes. In 2017, there were no additional Solaris LLC Units issued in exchange for promissory notes. During 2017, employees paid off their applicable promissory notes of $4.7 million principal and $575 of accrued interest in cash for previously assigned 46,875 Solaris LLC Units.

As of December 31, 2017, there were no outstanding borrowings related to Solaris LLC Units issued to non-executive officer employees and consultants under promissory notes.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris for periods following the IPO and Reorganization Transactions, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to the IPO, therefore, no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share, or EPS, for the years ended December 31, 2018 and 2017:

	Year Ended December,
Basic net income per share:	2018	2017
Numerator
Net income attributable to Solaris	$42,431	$3,636
Less income attributable to participating securities (1)	(1,230)	(248)
Net income attributable to common stockholders	$41,201	$3,388

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	25,678	12,117
Effect of dilutive securities:
Stock options (2)	151	365
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	25,829	12,482

Earnings per share of Class A common stock - basic	$1.60	$0.28
Earnings per share of Class A common stock - diluted	$1.59	$0.27

(1)	The Company's restricted shares of common stock are participating securities.

(2)

The years ended December 31, 2018 and 2017 include 151 shares and 365 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2018	2017
Class B common stock	20,727	31,100
Restricted stock awards	412	225
Total	21,139	31,325

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

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing business to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023); and (4)  reducing the maximum deduction for net operating loss (NOL)  carryforwards generated in tax years beginning after December 31, 2017 to 80% of a taxpayer’s taxable income. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	684	247	43
	684	247	43
Deferred:
Federal	11,410	24,385	—
State	867	1,267	—
	12,277	25,652	—
Income tax expense	$12,961	$25,899	$43

Income tax expense differs from the amount computed by applying the 2018 statutory federal income tax rate of 21%  and the 2017 and 2016 statutory federal income tax rate of 35% to income before taxes as follows:

	Year Ended December 31,
	2018	2017	2016
Income before income taxes	$98,913	$48,386	$2,846
Less: net income prior to corporate reorganization	—	3,665	2,846
Less: net income before income taxes attributable to noncontrolling interest	43,521	15,439	—
Income attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	55,392	29,282	—
Income tax expense (benefit) at the federal statutory rate	11,632	10,249	—
State income taxes, net of federal benefit	1,373	1,071	43
Remeasurement of federal deferred tax assets due to rate change	—	22,637	—
Tax Receivable Agreement adjustments	—	(8,058)	—
Other	(44)	—	—
Income tax (benefit) expense	$12,961	$25,899	$43

The effective combined United States federal and state income tax rates were 13.1%,  53.5% and 1.5% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes. The year-over-year decrease in the effective tax rate from the year ended December 31, 2017 to the year ended December 31, 2018 was primarily attributable to the remeasuring of our existing net deferred tax assets to a new federal corporate income tax rate in the year ending December 31, 2017. The year-over-year increase in the effective tax rate from the year ended December 31, 2016 to the year ended December 31, 2017 was primarily attributable to the Reorganization Transactions in 2017, an increase in net income during the period, and the remeasuring of deferred tax assets for the tax rate change enacted under the Tax Act.

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Assets:
Investments in subsidiaries	$—	$20,219
Imputed interest	1,366	612
Net operating loss carryforward	41,648	5,493
Total deferred tax assets	43,014	26,324
Liabilities:
Investments in subsidiaries	17,575	—
Total deferred tax liabilities	17,575	—
Net deferred tax asset	$25,439	$26,324

As of December 31, 2018, the Company had approximately $185.8 million of federal net operating loss carryovers and $49.2 million of state net operating loss carryovers. $119.9 million of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. State net operating loss carryovers will expire in varying amounts beginning in 2037.

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

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2018 and 2017, the Company’s uncertain tax benefits totaling $816 and $812, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2018, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2018, the Company has not accrued any penalties or interest. The addition to uncertain tax benefits during the year ended December 31, 2017 related to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, January 1,	$812	$—	$—
Additions for the current year tax	—	812	—
Additions related to prior years	4	—	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to lapses in statute of limitations	—	—	—
Reductions related to prior years	—	—	—
Balance, December 31,	$816	$812	$—

Payables Related to the Tax Receivable Agreement

As of December 31, 2018, our liability under the Tax Receivable Agreement was $56,149, representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the Reorganization Transactions or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the Reorganization Transactions or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statement of operations.

11.        Concentrations

For the year ended December 31, 2018, three customers accounted for 15%,  10% and 10% of the Company’s revenue. For the year ended December 31, 2017, four customers accounted for 23%,  15%,  13%, and 11% of the Company’s revenue. For the year ended December 31, 2016, one customer accounted for 40% of the Company’s revenue. As of December 31, 2018, three customers accounted for 20%,  10% and 10% of the Company’s accounts receivable. As of December 31, 2017, four customers accounted for 23%,  20%,  10% and 10% of the Company’s accounts receivable.

For the year ended December 31, 2018, two suppliers accounted for 13%  and 11% of the Company’s total purchases. For the year ended December 31, 2017, no supplier accounted for 10% or more of the Company’s total purchases. For the year ended December 31, 2016, one supplier accounted for 17% of the Company’s total purchases. As of December 31, 2018, one supplier accounted for 13% of the Company’s accounts payable. As of December 31, 2017, three suppliers accounted for 17%,  11% and 10% of the Company’s accounts payable.

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

Operating Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047.

The Company’s future minimum payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2019	$1,432
2020	1,375
2021	1,299
2022	1,093
2023	1,092
Thereafter	9,725
Total minimum lease payments	$16,016

The above amounts include $6,265 of commitments related to a 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility further described below. Additionally, the above amounts include $7,662 of commitments related to a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company's corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $10,216 as of December 31, 2018. Refer to Note 13. “–Related Party Transactions” for additional information regarding related party transactions recognized.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of December 31, 2018 and 2017, the Company had commitments of approximately $18,998 and $33,600, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of December 31, 2018, one milestone had been achieved and the Company paid and recognized $1,625 in March 2018 in other operating expense in the consolidated statements of operations. However, as of December 31, 2018, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the consolidated financial statements.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2018, 2017 and 2016, Solaris LLC paid $1,022, $910 and $325, respectively, for these services.  As of December 31, 2018 and 2017, the Company included $232 and $58, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2018 and 2017, the Company included $103 and $6, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, between Solaris LLC and Solaris Energy Management, LLC (“SEM”), a company partially owned by William A. Zartler (as amended, the “Amended Services Agreement”).

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 10. “–Income Taxes” for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

14.        Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through February 27, 2019, the date the financial statements were available to be issued.

2018 Credit Agreement

In January 2019, the Company repaid the $13,000 outstanding under the Revolving Loan.

15.      Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2018
Total revenue	$36,018	$47,155	$56,686	$57,337
Operating income	15,526	24,796	30,790	28,175
Net income	13,415	21,448	26,437	24,652
Net income attributable to Solaris	5,930	10,597	13,019	12,885
Earnings per share of Class A common stock - basic	$0.24	$0.40	$0.49	$0.47
Earnings per share of Class A common stock - diluted	$0.23	$0.40	$0.49	$0.47

2017
Total revenue	$10,324	$13,389	$18,478	$25,204
Operating income	4,825	1,670	8,082	10,884
Net income	4,782	1,062	7,406	9,237
Net income attributable to Solaris	—	157	1,379	2,100
Earnings per share of Class A common stock - basic (1)	$—	$0.01	$0.13	$0.13
Earnings per share of Class A common stock - diluted (1)	$—	$0.01	$0.12	$0.13

(1) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 17, 2017 through December 31, 2017, the period following the Reorganization Transactions and IPO. See Note 9. “–Equity.”

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management has used the 2013 framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on  May 14, 2019 (the “Annual Meeting”) and is incorporated herein by reference.

The Company’s Code of Business Conduct and Ethics (“Code of Conduct”) can be found on the Company’s website located at www.solarisoilfield.com, under the “Governance Documents” tab within the “Investor Relations” tab. Any shareholder may request a printed copy of the Code of Conduct by submitting a written request to the Company’s Chief Legal Officer. If the Company amends the Code of Conduct or grants a waiver, including an implicit waiver, on behalf of the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer from the Code of Conduct, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

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

Part IV

Item 15.       Exhibits and Financial Statement Schedules

(1) Financial Statements

The consolidated financial statements of Solaris Oilfield Infrastructure, Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Reference is made to the accompanying Index to Consolidated Financial Statements.

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

4.1	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
4.2	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
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

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.6	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.7	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.8	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.9	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.10	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.11	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.12	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.13	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.14	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.15	Indemnification Agreement (Ray N. Walker, Jr.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on August 14, 2018).
10.16	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.17	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.18	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.19+

Sand Storage and Transload Agreement, dated July 27, 2017, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A (File No. 001-38090) filed with the Commission on October 19, 2017).

10.20+

First Amendment to Sand Storage and Transload Agreement, dated December 17, 2018, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on December 20, 2018).

10.21	Indemnification Agreement (Christopher M. Powell) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on November 2, 2017).
10.22

Credit Agreement, dated January 19, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 6, 2018).

10.23*

First Amendment to Credit Agreement, dated February 1, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent.

10.24*

Second Amendment to Credit Agreement, dated December 21, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent.

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

*     Filed herewith

**   Furnished herewith. Pursuant to SEC Release No. 33 8212, this certification will be treated as “accompanying” this Annual Report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

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
William A. Zartler
Chairman and Chief Executive Officer
Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2019.

Signature	Title

/s/ William A. Zartler	Chairman and Chief Executive Officer (Principal Executive Officer)
William A. Zartler

/s/ Kyle S. Ramachandran	President and Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Lindsay R. Bourg	Chief Accounting Officer (Principal Accounting Officer)
Lindsay R. Bourg

/s/ James R. Burke	Director
James R. Burke

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.