Form 10-Q
period 2019-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2019-05-01
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(281) 501‑3070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)
Class A Common Stock, $0.01 par value	“SOI”	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

As of April 26, 2019, the registrant had 31,256,653 shares of Class A common stock, $0.01 par value per share, and 16,331,037  shares of Class B common stock, $0.00 par value per share, outstanding.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$9,351	$25,057
Accounts receivable, net	40,330	39,746
Prepaid expenses and other current assets	4,358	5,492
Inventories	10,399	10,470
Total current assets	64,438	80,765
Property, plant and equipment, net	310,504	296,538
Operating lease right-of-use assets	8,348	—
Goodwill	17,236	17,236
Intangible assets, net	4,345	4,540
Deferred tax assets	25,258	24,624
Other assets	1,424	1,454
Total assets	$431,553	$425,157
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,400	$9,127
Accrued liabilities	9,969	12,658
Current portion of deferred revenue	12,990	12,990
Current portion of operating lease liabilities	565	—
Current portion of finance lease liabilities	35	35
Other current liabilities	77	515
Total current liabilities	26,036	35,325
Senior secured credit facility	—	13,000
Deferred revenue, net of current	9,333	12,468
Operating lease liabilities, net of current	8,352	—
Finance lease liabilities, net of current	149	154
Payables related to Tax Receivable Agreement	66,648	56,149
Other long-term liabilities	598	633
Total liabilities	111,116	117,729
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,401 issued and 30,282 outstanding as of March 31, 2019 and 27,091 issued and 27,000 outstanding as of December 31, 2018	304	271
Class B common stock, $0.00 par value, 180,000 shares authorized, 16,382 shares issued and outstanding as of March 31, 2019 and 19,627 issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	131,740	126,347
Retained earnings	51,983	43,317
Treasury stock (at cost), 119 shares and 91 shares as of March 31, 2019 and December 31, 2018, respectively	(1,845)	(1,414)
Total stockholders' equity attributable to Solaris	182,182	168,521
Non-controlling interest	138,255	138,907
Total stockholders' equity	320,437	307,428
Total liabilities and stockholders' equity	$431,553	$425,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
System rental	$37,348	$27,405
System services	11,437	7,509
Transloading services	5,833	450
Inventory software services	506	654
Total revenue	55,124	36,018

Operating costs and expenses:
Cost of system rental (excluding $5,226 and $2,635 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	2,347	1,418
Cost of system services (excluding $398 and $237 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	13,619	9,106
Cost of transloading services (excluding $409 and $5 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	710	332
Cost of inventory software services (excluding $193 and $212 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately)	135	256
Depreciation and amortization	6,345	3,202
Salaries, benefits and payroll taxes (1)	2,342	2,621
Selling, general and administrative (excluding $119 and $113 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately)	1,686	1,880
Other operating expenses	213	1,677
Total operating costs and expenses	27,397	20,492
Operating income	27,727	15,526
Interest expense, net	(111)	(84)
Total other income (expense)	(111)	(84)
Income before income tax expense	27,616	15,442
Provision for income taxes	(4,181)	(2,027)
Net income	23,435	13,415
Less: net income related to non-controlling interests	(11,118)	(7,485)
Net income attributable to Solaris	$12,317	$5,930

Earnings per share of Class A common stock - basic	$0.43	$0.24
Earnings per share of Class A common stock - diluted	$0.43	$0.23

Basic weighted-average shares of Class A common stock outstanding	28,028	23,884
Diluted weighted-average shares of Class A common stock outstanding	28,115	24,073

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$4	$5
Cost of system services	64	40
Cost of transloading services	3	—
Salaries, benefits and payroll taxes	791	1,468
Stock-based compensation expense	$862	$1,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$126,347	$43,317	91	$(1,414)	$138,907	$307,428
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	—	(532)	—	—	—	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	10,016	—	—	—	(10,048)	—
Deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(5,871)	—	—	—	—	(5,871)
Stock option exercises	65	1	—	—	348	—	—	—	(83)	266
Stock-based compensation	—	—	—	—	899	—	—	—	—	899
Payments related to purchase of treasury stock	—	—	—	—	1	—	28	(431)	(1)	(431)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	$304	16,382	$—	$131,740	$51,983	119	$(1,845)	$138,255	$320,437

	Three Months Ended March 31, 2018
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$121,727	$3,636	16	$(261)	$116,268	$241,560
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	5,904	59	(5,904)	—	14,450	—	—	—	(14,509)	—
Deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(17,373)	—	—	—	—	(17,373)
Stock option exercises	235	3	—	—	911	—	—	—	(238)	676
Stock-based compensation	—	—	—	—	1,874	—	—	—	—	1,874
Net income	—	—	—	—	—	5,930	—	—	7,485	13,415
Balance at March 31, 2018	25,149	$252	20,907	$—	$121,589	$9,566	16	$(261)	$109,006	$240,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$23,435	$13,415
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,345	3,202
Loss on disposal of asset	213	3
Stock-based compensation	862	1,513
Amortization of debt issuance costs	79	63
Deferred income tax expense	3,992	1,906
Other	2	(9)
Changes in operating assets and liabilities:
Accounts receivable	(584)	(7,087)
Prepaid expenses and other assets	1,131	(2,569)
Inventories	(3,545)	(7,124)
Accounts payable	(5,027)	510
Accrued liabilities	(759)	620
Deferred revenue	(3,134)	—
Net cash provided by operating activities	23,010	4,443
Cash flows from investing activities:
Investment in property, plant and equipment	(20,370)	(41,160)
Investment in intangible assets	—	(6)
Cash received from insurance proceeds	24	—
Net cash used in investing activities	(20,346)	(41,166)
Cash flows from financing activities:
Payments under finance leases	(9)	(7)
Payments under insurance premium financing	(439)	—
Proceeds from stock option exercises	266	676
Payments related to purchase of treasury stock	(431)	—
Repayment of senior secured credit facility	(13,000)	—
Payments related to debt issuance costs	—	(954)
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(4,757)	—
Net cash used in financing activities	(18,370)	(285)

Net decrease in cash	(15,706)	(37,008)
Cash at beginning of period	25,057	63,421
Cash at end of period	$9,351	$26,413

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$186	$140
Property and equipment additions incurred but not paid at period-end	240	6,267
Cash paid for:
Interest	119	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, Eagle Ford Shale, SCOOP/STACK formations, Haynesville Shale, Rockies, Marcellus and Utica Shales and Bakken formation.

We also operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”) that provides rail-to-truck transloading and high-efficiency sand silo storage and transloading services.  Commercial operations at the Kingfisher Facility commenced in January 2018 and we completed construction at the end of July 2018.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and Solaris Lens™ inventory management systems. Our customers use data from our software solutions to manage distribution of proppant and chemicals throughout their supply chain.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

As described in Note 1. “Organization and Background of Business”, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these condensed consolidated financial statements include, but are not limited to, stock-based compensation, depreciation associated with property, plant and equipment and related impairment considerations of those assets, determination of fair value of intangible assets acquired in business combinations, determination of the present value of lease payments and right-of-use assets and certain other assets and liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of March 31, 2019 and December 31, 2018.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Detail reviews are performed related to net realizable value, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three months ended March 31, 2019 and 2018.

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

Systems that are in the process of being manufactured are considered property, plant and equipment. However, the systems do not depreciate until they are fully completed. Systems in process are a culmination of material, labor and overhead.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”), as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $195 and $216 for the three months ended March 31, 2019 and 2018, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of March 31, 2019:
Customer relationships	$4,703	$(896)	$3,807
Software acquired in the acquisition of Railtronix	346	(66)	280
Non-competition agreement	225	(60)	165
Patents and other	114	(21)	93
Total identifiable intangibles	$5,388	$(1,043)	$4,345

As of December 31, 2018:
Customer relationships	$4,703	$(727)	$3,976
Software acquired in the acquisition of Railtronix	346	(54)	292
Non-competition agreement	225	(49)	176
Patents and other	114	(18)	96
Total identifiable intangibles	$5,388	$(848)	$4,540

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which the Company adopted effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods.  As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating ROU assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

We determine if an arrangement is a lease at inception. The Company made the election to not apply the recognition requirements in ASC Topic 842 to short-term leases (i.e., leases of twelve months or less). Instead, the Company recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities, net of current in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of March 31, 2019 and December 31, 2018, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three months ended March 31, 2019 and 2018.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment indicators for the three months ended March 31, 2019 and 2018.

Revenue Recognition

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

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites, which is considered to be our performance obligation. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $474 of shortfall revenue during the three months ended March 31, 2019.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $22,323 and $25,458 as of March 31, 2019 and December 31, 2018, respectively, which will be recognized as Revenue from transloading services over the remaining two-year term of the modified agreement. The Company recognized $3,134 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three months ended March 31, 2019. No deferred revenue was recorded or recognized as revenue during the three months ended March 31, 2018.

Unbilled Receivables

Revenues recognized in advance of invoice issuance create assets referred to as “unbilled receivables.” These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once billed.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the condensed consolidated statements of operations based on their fair values on the date of grant. The Company recognizes expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no research and development costs for the three months ended March 31, 2019 and 2018.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable, insurance premium financing and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of March 31, 2019, we had no borrowings under the 2018 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended March 31, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $4,181 and $2,027, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2019 and December 31, 2018.

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

See Note 9. “Income Taxes” for additional information regarding income taxes.

Payable Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of March 31, 2019 and December 31, 2018, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $66,648 and $56,149, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2019 and December 31, 2018, there were no environmental matters deemed probable.

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

Accounting Standards Recently Issued But Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of evaluating the impact, if any, that ASU 2018-13 will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2016-13 will be applied using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently in the process of evaluating the impact, if any, that ASU 2016-13 will have on our condensed consolidated financial statements.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at March  31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Prepaid purchase orders	$1,975	$2,802
Prepaid insurance	166	576
Deposits	1,178	882
Other assets	1,039	1,232
Prepaid expenses and other current assets	$4,358	$5,492

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at March  31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Systems and related equipment	$264,729	$254,795
Systems in process	20,930	11,245
Transloading facility and equipment	40,249	40,218
Computer and related equipment	5,511	4,990
Machinery and equipment	5,136	5,126
Vehicles	8,322	8,334
Buildings	4,314	4,280
Land	612	612
Furniture and fixtures	284	282
Property, plant and equipment, gross	350,087	329,882
Less: accumulated depreciation	(39,583)	(33,344)
Property, plant and equipment, net	$310,504	$296,538

Depreciation expense for the three months ended March  31, 2019 and 2018 was $6,150 and $2,986, respectively, of which $5,226 and $2,635 is attributable to cost of system rental, $398 and $237 is attributable to cost of system services, $409 and $5 is attributable to cost of transloading services and $117 and $109 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $186 and $140 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended March  31, 2019 and 2018, respectively.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following at March  31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Property, plant and equipment	$184	$2,153
Employee related expenses	2,626	4,500
Selling, general and administrative	1,200	944
Cost of revenue	3,799	2,702
Excise, franchise and sales taxes	1,643	1,461
Ad valorem taxes	441	774
Other	76	124
Accrued liabilities	$9,969	$12,658

6.    Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047. These land leases include commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility. Equipment leases include locomotives rented from third-parties in order to facilitate rail transloading activities at the Kingfisher Facility. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Additionally, the Company leases office and storage from third parties for our corporate and field locations under operating leases, which include commitments related to a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company's corporate headquarters. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest. The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. As of March 31, 2019 and December 31, 2018, the Company had property, plant and equipment under finance leases with a cost of $299 and accumulated depreciation of $90 and $85, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

Three Months Ended
March 31, 2019
Operating lease cost (1) (2)	$297

Finance lease cost
Amortization of ROU assets	8
Interest on lease liabilities	1
Total finance lease cost	$9

(1)	Includes short term leases.
(2)

Operating lease costs of $20,  $92 and $185 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services, respectively.  No variable lease costs were recognized during the three months ended March 31.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$1,432
2020	1,375
2021	1,299
2022	1,093
2023	1,092
Thereafter	9,725
Total minimum lease payments	$16,016

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder of)	$879	$31
2020	1,116	35
2021	1,060	33
2022	1,091	33
2023	1,100	33
Thereafter	9,463	40
Total future minimum lease payments	14,709	205
Less: effects of discounting	(5,792)	(21)
Total lease liabilities	$8,917	$184

Other information related to leases was as follows:

Three Months Ended March 31,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$241
Financing cash flows from finance leases	9
Weighted Average Remaining Lease Term
Operating leases	14.3 years
Finance leases	5.8 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

7.    Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “2018 Credit Agreement Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the 2018 Credit Agreement Administrative Agent. The 2018 Credit Agreement consisted of a $50,000 advancing term loan (the “Advance Loan”) and a $20,000 revolving loan, with a $10,000 uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender had any obligation to increase its own revolving credit commitment. The Advance Loan amortized beginning in April 2019 and each of the Loans matured on January 19, 2022. Our obligations under the Loans were generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations were guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We had the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permitted extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan were limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory could not exceed 35% of the entire borrowing base. Borrowings under the Advance Loan were not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which was then subject to the liens securing the Loans.

As of December 31, 2018 we had $13,000 of borrowings outstanding under the 2018 Credit Agreement.  During the three months ended March 31, 2019, all outstanding borrowings were repaid and as of March 31, 2019, we had no borrowings under the 2018 Credit Agreement outstanding.

Borrowings under the 2018 Credit Agreement bore interest at one-month LIBOR plus an applicable margin and interest were payable monthly. The applicable margin ranged from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.49%, for the three months ended March 31, 2019. The 2018 Credit Agreement required that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement required that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which stepped down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which stepped down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there was subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10,000 or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excluded certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2018 Credit Agreement also required that we maintain a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Capital expenditures were permitted up to $75,000 for fiscal year ending December 31, 2019 and each fiscal year thereafter. In addition, for fiscal years beginning on January 1, 2020, any unused availability for capital expenditures from the immediately preceding fiscal year may be carried forward to the subsequent year; provided, however that we were permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

As of March 31, 2019, we were in compliance will all covenants in accordance with the 2018 Credit Agreement.

On April 26,  2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, the Company’s 2018 Credit Agreement. The 2019 Credit Agreement increases the revolving loan to $50.0 million, with availability based on a total leverage covenant of 2.5x total debt to EBITDA. The 2019 Credit Agreement includes a $25.0 million uncommitted accordion option to increase the total revolving loan to $75.0 million. As of April 30, 2019, the Company has $50.0 million of availability under its undrawn credit facility.

8.    Equity

Dividends

On March 29, 2019, the Company paid a quarterly cash dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $4,757, or $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of March 22, 2019, $3,119 of which was paid to the Company. The Company used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of March 22, 2019, which totaled $3,119, including $79 related to shares of restricted stock.

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

In connection with the IPO, the options granted under the Plan were converted into options under the LTIP. A total of 591,261 options to purchase Class A common stock of the Company were issued to employees, directors and consultants at an exercise price of $2.87 per option, had a weighted average grant date fair value of $12.04 per option and had the same fair value as immediately prior to the conversion. The vesting terms from the options under the LTIP were accelerated from the previous vesting terms under the Plan such that, twenty-five percent (25%) of the options were considered vested upon the conversion, an additional 25% of the options vested on July 24, 2017 and the remaining options vested on November 13, 2017. As of March 31, 2019, 511,656 options have been exercised, 33,346 forfeited and 46,259 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three months ended March 31, 2019 and 2018, the Company did not recognize stock-based compensation expense on options.

The Company accounts for its stock-based compensation including grants of restricted stock in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the three months ended March 31, 2019 and 2018:

	Restricted Stock Awards
	2019	2018
Unvested at January 1,	411,497	1,218,265
Awarded	375,068	2,120
Vested	(706)	—
Forfeited	(405)	(848)
Unvested at March 31,	785,454	1,219,537

For the three months ended March 31, 2019, the Company recognized $4,  $64, $3 and $791 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $37 within property, plant and equipment, net in the condensed consolidated balance sheets. For the three months ended March 31, 2018, the Company recognized $5,  $40 and $1,468 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $361 within property, plant and equipment, net in the condensed consolidated balance sheets. Compensation expense includes adjustment for forfeitures as incurred. As of March 31, 2019, 785,454 shares of restricted stock are issued and are outstanding. 213,501 shares, 304,680 shares, 142,252 shares and 125,021 shares of restricted stock vest in 2019, 2020, 2021 and 2022, respectively.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Basic net income per share:	2019	2018
Numerator
Net income attributable to Solaris	$12,317	$5,930
Less income attributable to participating securities (1)	(253)	(288)
Net income attributable to common stockholders	$12,064	$5,642

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	28,028	23,884
Effect of dilutive securities:
Stock options (2)	87	189
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	28,115	24,073

Earnings per share of Class A common stock - basic	$0.43	$0.24
Earnings per share of Class A common stock - diluted	$0.43	$0.23

(1) The Company’s restricted shares of common stock are participating securities.

(2) The three months ended March 31, 2019 and 2018 include 87 shares and 189 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2019	2018
Class B common stock	18,711	22,172
Restricted stock awards	117	635
Total	18,828	22,807

9. Income Taxes

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

The effective combined United States federal and state income tax rates were 15.21% and 12.97% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase in to the valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2019 and December 31, 2018, the Company’s uncertain tax benefits totaling $816 are reported as a component of the net deferred tax asset in the condensed consolidated balance sheets. The full balance of unrecognized tax benefits as of March 31, 2019, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of March 31, 2019, the Company has not accrued any penalties or interest.

Payables Related to the Tax Receivable Agreement

As of March 31, 2019, our liability under the Tax Receivable Agreement was $66,648, representing 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

10.  Concentrations

For the three months ended March 31, 2019, four customers accounted for 15%,  13%,  12% and 11% of the Company’s revenue. For the three months ended March 31, 2018, four customers accounted for 18%,  12%,  11%, and 10% of the Company’s revenue. As of March 31, 2019, three customers accounted for 21%,  15% and 11% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 20%,  10% and 10% of the Company’s accounts receivable.

For the three months ended March 31, 2019, one supplier accounted for 14% of the Company’s total purchases. For the three months ended March 31, 2018, one supplier accounted for 10% of the Company’s total purchases. As of March 31, 2019, one supplier accounted for 13% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 13% of the Company’s accounts payable.

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

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at March 31, 2019:

	For the Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$879	$1,116	$1,060	$1,091	$1,100	$9,463	$14,709
Finance lease obligations (2)	31	35	33	33	33	40	205
Commitment fees on Revolving Loan (3)	75	100	100	5	—	—	280
Purchase commitments (4)	9,685	—	—	—	—	—	9,685
Other commitments	195	259	239	25	—	—	718
Total	$10,865	$1,510	$1,432	$1,154	$1,133	$9,503	25,597

(1)Operating lease obligations are related to our 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility, as well as other office, land and equipment leases. Refer to Note 6. “Leases.”

(2)Finance lease obligations are related to our finance lease of a building at our Early, Texas manufacturing facility with the City of Early and leases of certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. Refer to Note 6. “Leases.”

(3)Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.50%. See Note 7. “Senior Secured Credit Facility,” for interest requirements per the 2018 Credit Agreement.

(4)Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our proppant management systems. The purchase commitments represent open purchase orders to our suppliers.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of March 31, 2019 and December 31, 2018, the Company had commitments of approximately $9,685 and $18,998, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of March 31, 2019, one milestone had been achieved and the Company paid and recognized $1,625 in March 2018 in other operating expense in the condensed consolidated statements of operations. However, as of March 31, 2019, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $9,971 as of March 31, 2019. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 6. “Leases” for operating lease discussion.

12.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March  31, 2019 and 2018, Solaris LLC paid $278 and  $214, respectively, for these services. As of March 31, 2019 and December 31, 2018, the Company included $238 and $232, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March  31, 2019 and December 31, 2018, the Company included $103 of accruals to related parties in accrued liabilities on the condensed consolidated balance sheets.

These costs are primarily incurred in connection with the administrative services agreement, dated November 22, 2016, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 9. “Income Taxes” for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

13.  Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and through April 30, 2019, the date the financial statements were available to be issued.

2019 Credit Agreement

On April 26,  2019, we entered into the 2019 Credit Agreement by and among the Company, as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent. Refer to Note 7. “Senior Secured Credit Facility.”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Quarterly Report to “Solaris,” the "Company," "we," "us," and "our" refer to (i) Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 as updated by our subsequent filings with the Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Executive Summary

We design, manufacture, rent and service specialized equipment that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from the rental and service of our patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites. Our systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, Eagle Ford Shale, SCOOP/STACK formations, Haynesville Shale, Rockies, Marcellus and Utica Shales and Bakken formation.

In 2018 and early 2019, we introduced a new product line and product enhancements, which we believe will help us maintain and expand our total revenue opportunity in the United States completions equipment and service space. We introduced our mobile chemical management system to the market in late 2018 and we have begun commercializing the offering in 2019. Product enhancements introduced in 2018 include our AutoHopper technology, which we are deploying across our fleet to automate the delivery of proppant into the blender, and the latest version of our Solaris Lens™ software, which is available on our systems and allows customers to view the entire last mile proppant supply chain in real time.

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

According to the Baker Hughes’ Rig Count, the average number of active land-based drilling rigs in the United States was up 18% year over year in 2018 to 1,013 average active rigs, following a 76% year-over-year increase in average active land rigs in 2017. In the first quarter of 2019, the Baker Hughes’ Rig Count dropped 7% sequentially.

While the drilling rig count is generally a fair indicator of the overall oil and natural gas activity level in the United States, continued advancements in drilling rig and hydraulic fracturing efficiency have contributed to an increase in the number of wells and stages completed. According to Coras Research, LLC, the number of wells completed in 2018 increased over 20% from 2017 and the number of stages completed increased over 30% year-over-year. This combination of increased drilling activity and efficiency contributed to an increase of over 35% in total United States proppant demand from 2017 to 2018.  Most recently, Coras Research, LLC estimated the number of wells completed in the first quarter of 2019 increased 4% from the first quarter of 2018 and the number of stages completed increased over 11% year-over-year.

While drilling and completion activity has been relatively flat in 2019 versus 2018, a continued stable oil price environment could allow the total number of well completions to increase year-over-year. Such increases may also be driven by continued pressure pumping efficiency gains, a drawdown of drilled, but uncompleted well inventories and a continued transition towards manufacturing-style development activity by exploration and production (“E&P”) companies. Examples of E&P development activity trends include “zipper fracs” (the process of completing multiple adjacent wells simultaneously), “leap frogging” (forward staging equipment and supplies to prepare for completion activity) and continuous completion rates, which drives cost efficiencies and increases demand for completion-related consumables such as proppant and chemicals.

These industry trends have contributed to our significant growth in recent years.  Our fleet currently consists of 162 mobile proppant management systems, which is up 65% from 98 systems a year ago, and five mobile chemical management systems, which did not exist as a product offering a year ago. We expect to end the second quarter of 2019 with 164 mobile proppant management systems and 14 mobile chemical management systems.

We also significantly increased the number of our systems deployed to customers. In the three months ended March 31, 2019, we averaged 114 mobile proppant systems on a fully utilized basis, which was up 34% compared to the three months ended March 31, 2018. The majority of our chemical systems are in field trials with customers as we work towards broader market acceptance of this new product.

We previously used revenue days, the combined number of days that its systems earned revenue during the quarter, as the primary measure of business activity. Going forward, we believe the fully utilized system count will be a more comparative metric to measure period-over-period changes in our rental activity as it will normalize for varying calendar days period-over-period.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems, transportation of proppant to the well site and field supervision and support. The system rental and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The rentals and services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems on a monthly basis.

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

Finally, we generate revenue through our Railtronix® inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck at either a transload facility or mine.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

•	Cost of system rental (excluding depreciation and amortization);
•	Cost of system services (excluding depreciation and amortization);
•	Cost of transloading services (excluding depreciation and amortization);
•	Cost of software inventory management services (excluding depreciation and amortization);
•	Depreciation and amortization associated primarily with the costs to build our systems and the costs to develop rail and storage assets;
•	Salaries, benefits and payroll taxes;
•	Selling, general and administrative expenses; and
•	Other operating expenses.

Our cost of system rental (excluding depreciation and amortization) consists primarily of the costs of maintaining our equipment, developing and maintaining our Solaris Lens software, as well as insurance and property taxes related to our equipment.

Our cost of system services (excluding depreciation and amortization) consists primarily of direct labor costs, and related travel and lodging expenses, system transportation costs and proppant transportation costs. A large portion of our cost of system services (excluding depreciation and amortization) are variable based on the number of systems deployed with customers.

Our cost of transloading operations and services (excluding depreciation and amortization) consists primarily of direct labor costs, fuel, utilities, and maintenance.

Our cost of software inventory management services (excluding depreciation and amortization) consists primarily of direct labor and software subscriptions.

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment as well as rail and transloading equipment. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from three to 15 years. The costs to build our rail and transloading storage assets are capitalized and depreciated over a life of 15 to 30 years.

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

How We Evaluate Our Operations

We use a variety of qualitative, operational and financial metrics to assess our performance. Among other measures, management considers revenue, revenue days, fully utilized system count, tons transloaded, EBITDA and Adjusted EBITDA.

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of systems we have deployed to customers and the amount of proppant and chemicals transloaded at our Kingfisher Facility from period to period.

Revenue Days

We view revenue days as an important indicator of our performance. We calculate revenue days as the combined number of days our sand and chemical systems earn revenue in a period. We assess our revenue days from period to period in relation to the number of sand and chemical systems we have available in our fleet.

Fully Utilized System Count

The fully utilized system count is calculated as the total number of revenue days divided the number of days in the period. We view the fully utilized system count as the best measure to track utilization and changes in rental activity on a period-over-period basis as the majority of our systems are rented on a monthly basis.

Tons Transloaded

We view tons transloaded as an important indicator of our performance. We calculate the number of tons transloaded as the combined number of proppant tons and chemicals that are transloaded at our Kingfisher Facility in a period. We assess the number of tons transloaded from period to period in relation to prior periods and contracted minimum volumes.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

Results of Operations

Three Months Ended March  31, 2019 Compared to Three Months Ended March  31, 2018

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Revenue
System rental	$37,348	$27,405	$9,943
System services	11,437	7,509	3,928
Transloading services	5,833	450	5,383
Inventory software services	506	654	(148)
Total revenue	55,124	36,018	19,106
Operating costs and expenses:
Cost of system rental (excluding $5,226 and $2,635 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	2,347	1,418	929
Cost of system services (excluding $398 and $237 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	13,619	9,106	4,513
Cost of transloading services (excluding $409 and $5 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately) (1)	710	332	378
Cost of inventory software services (excluding $193 and $212 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately)	135	256	(121)
Depreciation and amortization	6,345	3,202	3,143
Salaries, benefits and payroll taxes	2,342	2,621	(279)
Selling, general and administrative (excluding $119 and $113 of depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively, shown separately)	1,686	1,880	(194)
Other operating expenses	213	1,677	(1,464)
Total operating costs and expenses	27,397	20,492	6,905
Operating income	27,727	15,526	12,201
Interest expense, net	(111)	(84)	(27)
Total other income (expense)	(111)	(84)	(27)
Income before income tax expense	27,616	15,442	12,174
Provision for income taxes	(4,181)	(2,027)	(2,154)
Net income	23,435	13,415	10,020
Less: net income related to non-controlling interests	(11,118)	(7,485)	(3,633)
Net income attributable to Solaris	$12,317	$5,930	$6,387

Revenue

System Rental Revenue. Our system rental revenue increased $9.9 million, or 36%, to $37.3 million for the three months ended March  31, 2019 compared to $27.4 million for the three months ended March  31, 2018. This increase was primarily due to a  34% increase in mobile proppant systems on a fully utilized basis, due to increasing demand for our sand and chemical systems and enhancements to our product offering.

System Services Revenue. Our system services revenue increased $3.9 million, or 52%, to $11.4 million for the three months ended March  31, 2019 compared to $7.5 million for the three months ended March  31, 2018.  System services revenue related to field technicians and transportation increased as a result of the increasing number of systems we have deployed. Once systems are deployed, the Company provides services to maintain such systems on-site for customers and to coordinate the transportation of systems between customer sites. System services revenue also increased in relation to services provided to coordinate proppant and chemicals delivered into our systems.

Transloading Services Revenue. Our transloading services revenue increased  $5.4 million, or 1,080%, to $5.8 million  for the three months ended March  31, 2019 compared to $0.5 million for the three months ended March 31, 2018. This increase was primarily due to recognition of $3.1 million of deferred revenue and an increase in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Inventory Software Services Revenue. Our inventory software services revenue, which decreased $0.1 million, or 14% to $0.5 million for the three months ended March 31, 2019  compared to $0.7 million for the three months ended March 31, 2018, is related to Railtronix inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended March  31, 2019 and 2018 were $27.4 million and  $20.5 million, respectively, which represented 50% and 57% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue decreased as a result of economies of scale in our operations. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $0.9 million, or 64%, to $2.3 million for the three months ended March  31, 2019 compared to $1.4 million for the three months ended March  31, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 6%  and 5%  for the three months ended March  31, 2019 and 2018, respectively.  Cost of system rental increased primarily due to an increase in the number of systems that were deployed to customers. The average number of systems deployed to customers increased to 114.7 systems in the three months ended March  31, 2019 from 85.2 systems in the three months ended March  31, 2018.

Cost of system rental including depreciation and amortization expense increased $3.5 million, or 85%, to $7.6 million for the three months ended March  31, 2019 compared to $4.1 million for the three months ended March  31, 2018. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $4.5 million, or 49%, to $13.6 million for the three months ended March  31, 2019 compared to $9.1 million for the three months ended March  31, 2018. This increase was primarily due to an increase in the number of systems deployed to customers as referenced above, which resulted in an increase in field labor and related costs of $2.5 million, coupled with increased third-party trucking services of $1.9 million to transport incremental systems deployed to customers. The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the three months ended March  31, 2019. Cost of system services also increased in relation to services provided to coordinate proppant and chemicals delivered to systems. For the three months ended March  31, 2019, the cost of system services as a percentage of system services revenue decreased to 119% compared to 121% for the three months ended March  31, 2018.

Cost of system services including depreciation and amortization expense increased $4.7 million, or 50%, to $14.0 million for the three months ended March  31, 2019 compared to $9.3 million for the three months ended March  31, 2018. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.4 million, or 133%, to $0.7 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March  31, 2018 primarily due to increases in direct labor costs, fuel, utilities and maintenance related to increased transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense increased $0.8 million, or 232%, to $1.1 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018 due to depreciation expense related to transloading facility and equipment, which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which decreased $0.1 million, or 33%, to $0.1 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018, primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense decreased $0.1 million, or 33%, to $0.3 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. This decrease was primarily attributable to the labor and software subscription costs. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 97%, to $6.3 million for the three months ended March  31, 2019 compared to $3.2 million for the three months ended March  31, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes decreased  $0.3 million, or 12%, to $2.3 million for the three months ended March  31, 2019 compared to $2.6 million for the three months ended March  31, 2018. The decrease was driven by a decrease in stock-based compensation expense of $0.6 million primarily due to the vesting in 2018 of restricted stock awards that were granted to certain employees and consultants in connection with the IPO with one-year vesting terms. This decrease was partially offset by corporate personnel additions of $0.3 million to support public company and growth needs.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses decreased $0.2 million, or 11%, to $1.7 million for the three months ended March  31, 2019 compared to $1.9 million for the three months ended March  31, 2018 due primarily to a  decrease of $0.1 million in professional fees.

Other Operating Expenses. Other operating expenses decreased $1.5 million, or 88%, to $0.2 million for the three months ended March  31, 2019 compared to $1.7 million for the three months ended March 31, 2018. Other operating expenses in the three months ended March 31, 2019 were related to $0.2 loss on disposal of assets. Other operating expenses in the three months ended March  31,  2018 were primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Provision for Income Taxes. During the three months ended March 31, 2019, we recognized a combined United States federal and state provision for income taxes of $4.2 million, an increase of $2.2 million as compared to $2.0 million we recognized during the three months ended March 31, 2018. This increase was attributable to higher operating income.

Net Income

Net income increased $10.0 million to $23.4 million for the three months ended March  31, 2019 compared to $13.4 million for the three months ended March  31, 2018, due to the changes in revenues and expenses discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

	Three months ended
	March 31,
	2019	2018	Change
	(in thousands)
Net income	$23,435	$13,415	$10,020
Depreciation and amortization	6,345	3,202	3,143
Interest expense, net	111	84	27
Income taxes (1)	4,181	2,027	2,154
EBITDA	$34,072	$18,728	$15,344
IPO bonuses (2)	—	588	(588)
Stock-based compensation expense (3)	862	925	(63)
Non-recurring cash bonuses (4)	—	1,679	(1,679)
Loss on disposal of assets	213	3	210
Adjusted EBITDA	$35,147	$21,923	$13,224

(1)	Federal and state income taxes.
(2)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.6 million in the three months ended March  31, 2018 that were granted to certain employees and consultants in connection with the IPO.

(3)	Represents stock-based compensation expense related to restricted stock awards of $0.9 million in the three months ended March 31, 2019 and 2018.
(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Three Months Ended March  31, 2019 Compared to Three Months Ended March  31, 2018: EBITDA and Adjusted EBITDA

EBITDA increased $15.3 million to $34.1 million for the three months ended March  31, 2019 compared to $18.7 million for the three months ended March  31, 2018. Adjusted EBITDA increased $13.2 million to $35.1 million for the three months ended March  31, 2019 compared to $21.9 million for the three months ended March  31, 2018. EBITDA and Adjusted EBITDA increased 82% and 60% for the three months ended March  31, 2019 compared to the three months ended March  31, 2018, respectively. The increases were primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and the November 2017 Offering (as defined below). Our primary uses of capital have been capital expenditures to expand our proppant and chemical management system fleets, construction of the Kingfisher Facility, the acquisition of our manufacturing facility and certain intellectual property and the acquisition of the assets of Railtronix. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry.

During 2017, Solaris Inc. completed two public offerings, the IPO, in which Solaris Inc. sold 10,100,000 shares of its Class A common stock par value $0.01 per share, to the public, and a follow-on offering on November 14, 2017 of 7,000,000 shares of its Class A common stock,  including 3,000,000 shares issued and sold by the Company and an aggregate of 4,000,000 shares sold by certain stockholders of the Company (the “November 2017 Offering”). On November 13, 2017 the underwriters for the November 2017 Offering exercised in full their option to purchase an aggregate of 1,050,000 additional shares of Class A common stock from the selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by Solaris Inc., Solaris Inc. received net proceeds of approximately $113.9 million and $44.5 million from the IPO and November 2017 Offering, respectively. Solaris Inc. contributed all of the net proceeds of the IPO and November 2017 Offering to Solaris LLC in exchange for Solaris LLC Units. Solaris LLC used the net proceeds from the IPO (i) to fully repay our existing balance of approximately $5.5 million under its credit facility, (ii) to pay $3.1 million in cash bonuses to certain employees and consultants and (iii) to distribute approximately $25.8 million to certain of our officers and directors and other members of Solaris LLC as partial consideration for the recapitalization of their membership interests in Solaris LLC in connection with the IPO. Solaris LLC has used a portion of the proceeds from the IPO and all of the proceeds from the November 2017 Offering for general corporate purposes, including funding our 2018 capital program.

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500 million of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf. Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. expects to contribute net proceeds, if any, from an offering under the Universal Shelf to Solaris LLC for general corporate purposes, including to fund the Company’s capital program. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders. The Selling Stockholders have subsequently sold 2,279,655 shares of Class A common stock pursuant to an exemption under Rule 144 of the Securities Act, and as of March 31, 2019, 16,086,957 shares of Class A common stock remain available to offer and sell under the Universal Shelf.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with our current cash balance, cash generated from future operations and borrowings under our 2019 Credit Agreement (as defined in “—Debt Agreements”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We believe that our operating cash flow and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

As of March  31, 2019, cash totaled $9.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,		Change
	2019	2018	2019 vs. 2018
	(in thousands)
Net cash provided by operating activities	$23,010	$4,443	$18,567
Net cash used in investing activities	(20,346)	(41,166)	20,820
Net cash used in financing activities	(18,370)	(285)	(18,085)
Net change in cash	$(15,706)	$(37,008)	$21,302

Analysis of Cash Flow Changes for Three Months Ended March  31, 2019 Compared to Three Months Ended March  31, 2018

Operating Activities. Net cash provided by operating activities was $23.0 million for the three months ended March  31, 2019,  compared to net cash provided by operating activities of $4.4 million for the three months ended March  31, 2018. The increase of $18.6 million in operating cash flow was primarily attributable to an increase in net income of $10.0 million primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering, as well as an increase in non-cash and working capital items.

Investing Activities. Net cash used in investing activities was $20.3 million for the three months ended March  31, 2019, compared to $41.2 million for the three months ended March  31, 2018.  The decrease in investing activities of $20.8 million is primarily due to a  decrease in the manufacturing rate of new proppant systems and completion of construction of the Kingfisher Facility in the third quarter of 2018. For the three months ended March  31, 2019, $20.3 million of investing activities were capital expenditures related to manufacturing new systems, including work in process. For the three months ended March  31, 2018, $34.9 million of investing activities were capital expenditures related to manufacturing new systems, $10.7 million related to the construction of our Kingfisher Facility and $1.1 million related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities of $18.4 million for the three months ended March  31, 2019, compared to $0.3 million for the three months ended March 31, 2018. The increase in financing activities of $18.1 million was primarily related to $13.0 million to repay borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”) and $4.8 million for quarterly dividends. Net cash used in financing activities of $0.3 million for the three months ended March  31, 2018 was primarily related to $1.0 million in debt issuance costs in connection with the 2018 Credit Agreement (as defined in “—Debt Agreements”), partially offset by $0.7 million proceeds received from the exercise of stock options.

Debt Agreements

Senior Secured Credit Facility

On January 19, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent (the “2018 Credit Agreement Administrative Agent”). The 2018 Credit Agreement replaced, in its entirety, the Company’s prior credit facility, as amended on May 17, 2017, by and among the Company, as borrower, each of the lenders party thereto and the 2018 Credit Agreement Administrative Agent. The 2018 Credit Agreement consisted of a $50.0 million advancing term loan (the “Advance Loan”) and a $20.0 million revolving loan, with a $10.0 million uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). No lender had any obligation to increase its own revolving credit commitment. The Advance Loan amortized beginning in April 2019 and each of the Loans matured on January 19, 2022. Our obligations under the Loans were generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations were guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2018 Credit Agreement). We had the option to prepay the loans at any time without penalty.

The 2018 Credit Agreement permitted extensions of credit under the Advance Loan through the end of April 2019 and under the Revolving Loan until January 19, 2022. Borrowings under the Revolving Loan were limited by both commitments and a borrowing base determined monthly by calculating percentages of the eligible accounts and the eligible inventory, provided that the portion of the borrowing base attributable to eligible inventory could not exceed 35% of the entire borrowing base. Borrowings under the Advance Loan were not to exceed 80% of the then current net orderly liquidation value of the applicable equipment or facility build out or the applicable equipment constructed or acquired which was then subject to the liens securing the Loans.

As of March 31, 2019, we had no borrowings under the 2018 Credit Agreement outstanding.

Borrowings under the 2018 Credit Agreement bore interest at one-month LIBOR plus an applicable margin and interest were payable monthly. The applicable margin ranged from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.49%, for the three months ended March 31, 2019. The 2018 Credit Agreement required that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement required that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which stepped down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which stepped down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there was subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10.0 million or 50% of unrestricted cash and cash equivalents of the Company and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excluded certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2018 Credit Agreement also required that we maintain a ratio of consolidated EBITDA to fixed charges of not less than 1.25 to 1.00. Capital Expenditures were permitted up to $75.0 million for fiscal year ending December 31, 2019 and each fiscal year thereafter. In addition, for fiscal years beginning on January 1, 2020, any unused availability for capital expenditures from the immediately preceding fiscal year may be carried forward to the subsequent year; provided, however that we were permitted to make any capital expenditures in an amount equal to the proceeds of equity contributions made to the Company used to fund such capital expenditures.

As of March 31, 2019, we were in compliance will all covenants in accordance with the 2018 Credit Agreement.

On April 26, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, the Company’s 2018 Credit Agreement. The 2019 Credit Agreement increases the revolving loan to $50.0 million, with availability based on a total leverage covenant of 2.5x total debt to EBITDA. The 2019 Credit Agreement includes a $25.0 million uncommitted accordion option to increase the total revolving loan to $75.0 million. As of April 30, 2019, the Company has $50.0 million of availability under its undrawn credit facility.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended March  31, 2019, we recognized a combined United States federal and state provision for income taxes of $4.2 million and  $2.0 million, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2019 and December 31, 2018.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Expenses related to Texas franchise tax were approximately $189,000 and $121,000 for the three months ended March 31, 2019 and 2018, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the three months ended March 31, 2019, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and the November 2017 Offering.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

See Note 9. “Income Taxes” to our condensed consolidated financial statements for additional information.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

See Note 9. “Income Taxes” to our condensed consolidated financial statements for additional information.

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

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites, which is considered to be our performance obligation. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $474 of shortfall revenue during the three months ended March 31, 2019.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $22,323 and $25,458 as of March 31, 2019 and December 31, 2018, respectively, which will be recognized as Revenue from transloading services over the remaining two-year term of the modified agreement. The Company recognized $3,134 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three months ended March 31, 2019. No deferred revenue was recorded or recognized as revenue during the three months ended March 31, 2018.

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

There was no impairment for the three months ended March  31, 2019 and 2018.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which the Company adopted effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating ROU assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

We determine if an arrangement is a lease at inception. The Company made the election to not apply the recognition requirements in ASC Topic 842 to short-term leases (i.e., leases of twelve months or less). Instead, the Company recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities, net of current in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and natural gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and natural gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and natural gas companies; or a significant sustained increase in worldwide inventories of oil or natural gas. There was no impairment for the three months ended March  31, 2019 and 2018.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of March 31, 2019 and December 31, 2018, we had $25.3 million and $24.6 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Payables Related to the Tax Receivable Agreement

As described in Note  9. “Income Taxes”    to our condensed consolidated financial statements, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of March  31, 2019, for a discussion of recent accounting pronouncements.

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, however, we elected to opt out of such exemption (this election is irrevocable).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. We do not currently have any borrowings under the 2019 Credit Agreement.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March  31,  2019,  three customers collectively accounted for 47% of our total accounts receivable. As of December 31, 2018, three customers collectively accounted for 40% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 4.Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March  31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March  31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2019 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan	the Plan
January 1 - January 31	—		$—	—	N/A
February 1 - February 28	—		—	—	N/A
March 1 - March 31	27,788	(1)	15.49	—	N/A
Total	27,788	(1)	$15.49	—	N/A

(1)Represents shares of Class A common stock withheld for the payment of withholding taxes upon the vesting of restricted stock and for the payment of withholding taxes and exercise price upon the exercise of stock options.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

On April 26, 2019, we entered into the 2019 Credit Agreement by and among the Company, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, the Company’s 2018 Credit Agreement. The 2019 Credit Agreement consists of an initial $50,000,000 revolving loan commitment (the “Loan”) with a $25,000,000 uncommitted accordion option to increase the Loan availability to $75,000,000. The term of the 2019 Credit Agreement expires on April 26, 2022.

Our obligations under the Loan are generally secured by a pledge of substantially all of the assets of the Company and its subsidiaries, and such obligations are guaranteed by our domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2019 Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the 2019 Credit Agreement bear interest at either LIBOR or an alternate base rate plus an applicable margin, and interest is payable quarterly. The applicable margin ranges from 1.75% to 2.50% for eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio.

The 2019 Credit Agreement requires that we maintain ratios of (a) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (c) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3,000,000. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the 2019 Credit Agreement, excludes certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2019 Credit Agreement also requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20,000,000, taking into account certain adjustments.  Capital expenditures are not restricted unless borrowings under the Loan exceed $5,000,000 for any 180 consecutive day period, in which case capital expenditures will be permitted up to $100,000,000 plus any unused availability for capital expenditures from the immediately preceding fiscal year.

As of April 30, 2019, we had no borrowings under the 2019 Credit Agreement outstanding.

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

10.1*	Credit Agreement, dated as of April 26, 2019, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

April 30, 2019	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 30, 2019	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)