Form 10-K/A
period 2018-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2019-07-26
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(281) 501‑3070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	“SOI"	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends and restates certain items noted below in the Annual Report on Form 10-K of Solaris Oilfield Infrastructure, Inc. (the "Company”) for the year ended December 31, 2018, as originally filed with the Securities and Exchange Commission on February 27, 2019 (the "Original Filing”). This Form 10-K/A amends the Original Filing to reflect the correction of an error in the previously-reported 2017 and 2018 consolidated financial statements related to the Company’s deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts, and, in connection with the error in deferred tax assets in the year ended December 31, 2017, an error in income tax expense related to the remeasurement of deferred tax assets as a result of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 also existed. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1A – Risk Factors
•	Part II, Item 6 – Selected Financial Data
•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8 – Financial Statements and Supplementary Data
•	Part II, Item 9A – Controls and Procedures
•	Part IV, Item 15 – Exhibits and Financial Statement Schedules
•	Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

The Company is also concurrently filing an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019 to restate the previously issued interim financial statements due to the accounting error described above.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (the “Annual Report”) includes “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

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

These environmental and occupational health and safety laws and regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. In particular, under certain circumstances, environmental agencies may delay or refuse to grant required approvals or cancel or amend existing permits or leases that may relate to our customers' operations, in which event such operations may be interrupted or suspended for varying lengths of time, causing a reduced demand for our systems and services, an associated loss of revenue to us and adversely affecting our results of operations in support of those customers  Additionally, multiple environmental laws provide for citizen suits, which allow private parties, including environmental organizations, to act in place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Part I, Item 1A of this Form 10-K/A for further discussion on environmental laws and regulations, including with respect to hydraulic fracturing; induced seismicity regulatory developments; ozone standards, site remediation; climate change, including methane or other GHG emissions; and other regulations relating to environmental protection. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards or more stringent enforcement programs continue to evolve.

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

Our principal executive offices are located at 9811 Katy Freeway, Suite 700, Houston, Texas 77024, and our telephone number is (281) 501-3070. Our website is at www.solarisoilfield.com. Our periodic reports and other information filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and amendments to those reports are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

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

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

Subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ending March  31, 2019, our management identified a material weakness in our internal control over financial reporting pertaining to the Company’s accounting of its investment in Solaris LLC. This error resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2018 and 2017, and Quarterly Report on Form 10-Q for the period ended March 31, 2019. As a result of this material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018.

As described in Part II, Item 9A of this Form 10-K/A, we are taking steps to remediate this material weakness. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.

If the Company’s remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results.

In addition to the remediation measures we plan to take in response to our material weakness described in Part II, Item 9A of this Form 10-K/A, in order to establish effective disclosure controls and procedures and internal control over financial reporting, we will need to expend additional resources and provide additional management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, ultimately be effective in allowing us to achieve and maintain adequate internal controls.

As a result of the material weakness described above, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NYSE.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

As discussed elsewhere in this Form 10-K/A, we are restating our consolidated financial statements included in our Annual Reports on Forms 10-K for the periods ended December 31, 2018 and 2017 (and the quarterly periods within those years), and our Quarterly Report on Form 10-Q for the period ended March 31, 2019.  The preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatements, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions.

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

The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2018, 2017, 2016 and 2015 and have been revised for the effects of the restatement described in this Form 10-K/A. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 8. “Financial Statements and Supplementary Data.”

The amounts below have been restated.  See Note 2. “Summary of Significant Accounting Policies” under Part II, Item 8. “Financial Statements and Supplementary Data."

	Year ended
	December 31,
	2018	2017	2016	2015
	(in thousands, except per share and operating data)
	(Restated)	(Restated)
Statement of Operations Data:
Total revenue	$197,196	$67,395	$18,157	$14,205
Total operating costs and expenses (1)	97,909	41,934	15,296	15,418
Total other income (expense)	(374)	22,925	(15)	(93)
Income (loss) before income tax expense	98,913	48,386	2,846	(1,306)
Provision for income taxes	(12,961)	(33,709)	(43)	67
Net income (loss)	$85,952	$14,677	$2,803	$(1,373)
Less: net (income) loss related to Solaris LLC	—	(3,665)	(2,803)	1,373
Less: net income related to non-controlling interests	(43,521)	(15,186)	—	—
Net income (loss) attributable to Solaris Inc.	$42,431	$(4,174)	$—	$—
Earnings (loss) per share of Class A common stock—basic (2)	$1.60	$(0.34)	$—	$—
Earnings (loss) per share of Class A common stock—diluted (2)	$1.59	$(0.34)	$—	$—
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	$0.10	$—	$—	$—
Basic weighted-average shares of Class A common stock outstanding (2)	25,678	12,117	—	—
Diluted weighted-average shares of Class A common stock outstanding (2)	25,829	12,117	—	—
Balance Sheet Data (at period end):
Cash	$25,057	$63,421	$3,568	$6,923
Property, plant and equipment, net	296,538	151,163	54,350	46,846
Total assets	458,607	299,743	77,236	70,553
Long-term debt (including current portion)	13,628	212	3,041	529
Total liabilities	117,729	45,500	5,890	3,085
Total liabilities, stockholders' and members’ equity	458,607	299,743	77,236	70,553
Cash Flow Statement Data:
Net cash provided by operating activities	$116,365	$26,729	$4,521	$2,156
Net cash used in investing activities	(160,545)	(98,984)	(10,935)	(27,859)
Net cash provided by financing activities	5,816	132,108	3,059	7,878
Other Data:
Adjusted EBITDA (3)	$123,357	$39,923	$6,788	$1,659
Revenue days (4)	40,526	16,712	5,745	2,579

(1)	Total operating costs and expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2018	2017	2016	2015
	(in thousands, except per share and operating data)
Cost of system rental	$6	$—	$—	$—
Cost of system services	191	—	—	—
Cost of transloading services	3	—	—	—
Salaries, benefits and payroll taxes	3,661	3,701	127	64
Stock-based compensation expense	$3,861	$3,701	$127	$64

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,
	2018	2017	Change
	(in thousands)
		(Restated)
Revenue
System rental	$143,646	$54,653	$88,993
System services	43,010	12,537	30,473
Transloading services	8,083	—	8,083
Inventory software services	2,457	205	2,252
Total revenue	197,196	67,395	129,801
Operating costs and expenses:
Cost of system rental (excluding $14,920 and $5,792 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	7,230	2,627	4,603
Cost of system services (excluding $1,274 and $461 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	50,633	14,184	36,449
Cost of transloading services (excluding $954 of depreciation and amortization for the year ended December 31, 2018, shown separately)	2,242	—	2,242
Cost of inventory software services (excluding $794 and $42 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	797	76	721
Depreciation and amortization	18,422	6,635	11,787
Salaries, benefits and payroll taxes	10,383	9,209	1,174
Selling, general and administrative (excluding $481 and $340 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	6,375	5,077	1,298
Other operating expenses	1,827	4,126	(2,299)
Total operating costs and expenses	97,909	41,934	55,975
Operating income	99,287	25,461	73,826
Interest expense, net	(374)	(97)	(277)
Income pursuant to Tax Receivable Agreement	—	23,022	(23,022)
Total other income (expense)	(374)	22,925	(23,299)
Income before income tax expense	98,913	48,386	50,527
Provision for income taxes	(12,961)	(33,709)	20,748
Net income	85,952	14,677	71,275
Less: net income related to Solaris LLC	—	(3,665)	3,665
Less: net income related to non-controlling interests	(43,521)	(15,186)	(28,335)
Net income (loss) attributable to Solaris	$42,431	$(4,174)	$46,605

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

Provision for Income Taxes (Restated). For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $13.0 million and $33.7 million, respectively.

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

Net Income (Restated)

Net income increased $71.3 million to $86.0 million for the year ended December 31, 2018 compared to $14.7 million for the year ended December 31, 2017, due to the changes in revenues and expenses discussed above.

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

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
		(Restated)
Net income	$85,952	$14,677	$71,275
Depreciation and amortization	18,422	6,635	11,787
Interest expense, net	374	97	277
Income taxes (1)	12,961	33,709	(20,748)
EBITDA	$117,709	$55,118	$62,591
IPO bonuses (2)	896	4,627	(3,731)
Stock-based compensation expense (3)	2,920	2,211	709
Non-recurring cash bonuses (4)	1,679	—	1,679
Change in payables related to Tax Receivable Agreement (5)	—	(23,022)	23,022
Loss on disposal of assets	153	498	(345)
Non-recurring organizational costs (6)	—	348	(348)
Other (7)	—	143	(143)
Adjusted EBITDA	$123,357	$39,923	$83,434

(1)	Federal and state income taxes, including $30,447 related to the Tax Act in the year ended December 31, 2017 and $0 related to Tax Act adjustments in the year ended December 31, 2018.
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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
	(Restated)
Revenue
System rental	$54,653	$14,594	$40,059
System services	12,537	3,563	8,974
Inventory software services	205	—	205
Total revenue	67,395	18,157	49,238
Operating costs and expenses:
Cost of system rental (excluding $5,792 and $3,352 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	2,627	1,431	1,196
Cost of system services (excluding $461 and $160 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	14,184	4,916	9,268
Cost of inventory software services (excluding $42 of depreciation and amortization for the years ended December 31, 2017, shown separately)	76	—	76
Depreciation and amortization	6,635	3,792	2,843
Salaries, benefits and payroll taxes	9,209	3,061	6,148
Selling, general and administrative (excluding $340 and $250 of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively, shown separately)	5,077	2,096	2,981
Other operating expenses	4,126	—	4,126
Total operating costs and expenses	41,934	15,296	26,638
Operating income	25,461	2,861	22,600
Interest expense, net	(97)	(23)	(74)
Income pursuant to Tax Receivable Agreement	23,022	—	23,022
Other expense	—	8	(8)
Total other income (expense)	22,925	(15)	22,940
Income before income tax expense	48,386	2,846	45,540
Provision for income taxes	(33,709)	(43)	(33,666)
Net income	14,677	2,803	11,874
Less: net income related to Solaris LLC	(3,665)	(2,803)	(862)
Less: net income related to non-controlling interests	(15,186)	—	(15,186)
Net income (loss) attributable to Solaris	$(4,174)	$—	$(4,174)

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

Income Tax Expenses (Restated). For the year ended December 31, 2017, we recognized a combined United States federal and state provision for income taxes of $33.7 million. Income tax expense was recognized primarily due to the remeasurement of deferred tax assets as a result of the enactment of the Tax Act on December 22, 2017. The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the United States federal corporate income tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (AMT), (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), and (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income. The change in tax law required us to remeasure existing net deferred tax assets using the now lower corporate income tax rate in the period of enactment, resulting in an income tax expense of approximately $30.4 million to reflect these changes in the year ended December 31, 2017.

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

Net Income (Restated)

Net income increased $11.9 million to $14.7 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016, due to the changes in revenues and expenses discussed above.

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

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
	(Restated)
Net income	$14,677	$2,803	$11,874
Depreciation and amortization	6,635	3,792	2,843
Interest expense, net	97	23	74
Income taxes (1)	33,709	43	33,666
EBITDA	$55,118	$6,661	$48,457
IPO bonuses (2)	4,627	—	4,627
Stock-based compensation expense (3)	2,211	127	2,084
Loss on disposal of assets	498	—	498
Non-recurring organizational costs (4)	348	—	348
Change in payables related to Tax Receivable Agreement (5)	(23,022)	—	(23,022)
Other (6)	143	—	143
Adjusted EBITDA	$39,923	$6,788	$33,135

(1)	Federal and state income taxes, including $30,447 related to the Tax Act.
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

Operating Activities. Net cash provided by operating activities was $116.4 million for the year ended December 31, 2018, compared to net cash provided by operating activities of $26.7 million for the year ended December 31, 2017. The increase of $89.6 million in operating cash flow was primarily attributable to an increase in net income of $71.3 million primarily due to an increase in the number of systems deployed to customers, as well as an increase in the rental rates charged to customers due to increasing demand for our systems and enhancements to our product offering coupled with a full year of revenues from the Kingfisher Facility and software services following the Railtronix acquisition in December 2017. Additionally, the year ended December 31, 2018 included $26.0 million received in December 2018 as consideration for amending a seven-year transloading agreement to two years with reduced minimum service volumes.

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

Operating Activities. Net cash provided by operating activities was $26.7 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $4.5 million for the year ended December 31, 2016. The increase of $22.2 million in operating cash flow was primarily attributable to an increase in net income of $11.9 million due to an increase in the number of revenue days, offset by an increase of $8.5 million in accounts receivable and $7.5 million in inventories as a result of an increase in revenue and an increase in our manufacturing activities, respectively.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $13.0 million and $33.7 million (restated), respectively.

On December 22, 2017, the United States government enacted the Tax Act. The change in tax law required us to remeasure existing net deferred tax assets using the now lower United States federal corporate income tax rate in the period of enactment, resulting in an income tax expense of approximately $30.4 million to reflect these changes in the year ended December 31, 2017. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We previously reported provisional amounts of the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was revised and is now complete without material changes to the previously provided estimates.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2018 and 2017, we had $58.8 million and $38.2 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

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

Item 8.      Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K/A:

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

Restatement to Correct Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2018 and 2017 consolidated financial statements have been restated to correct misstatements.

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

Houston, Texas

February 27, 2019 (July 26, 2019 as to the effects of the restatement described in Note 2)

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2018	2017
	(Restated)	(Restated)
Assets
Current assets:
Cash	$25,057	$63,421
Accounts receivable, net	39,746	12,979
Prepaid expenses and other current assets	5,492	3,622
Inventories	10,470	7,532
Total current assets	80,765	87,554
Property, plant and equipment, net	296,538	151,163
Goodwill	17,236	17,236
Intangible assets, net	4,540	5,335
Deferred tax assets	58,074	38,195
Other assets	1,454	260
Total assets	$458,607	$299,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,127	$5,000
Accrued liabilities	12,658	15,468
Current portion of deferred revenue	12,990	—
Current portion of capital lease obligations	35	33
Other current liabilities	515	—
Total current liabilities	35,325	20,501
Senior secured credit facility	13,000	—
Deferred revenue, net of current portion	12,468	—
Capital lease obligations, net of current portion	154	179
Payables related to Tax Receivable Agreement	56,149	24,675
Other long-term liabilities	633	145
Total liabilities	117,729	45,500
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 27,091 issued and 27,000 outstanding as of December 31, 2018 and 19,026 issued and 19,010 outstanding as of December 31, 2017	271	190
Class B common stock, $0.00 par value, 180,000 shares authorized, 19,627 shares issued and outstanding as of December 31, 2018 and 26,811 issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	164,086	117,638
Retained earnings	35,507	(4,174)
Treasury stock (at cost), 91 shares and 16 shares as of December 31, 2018 and 2017, respectively	(1,414)	(261)
Total stockholders' equity attributable to Solaris	198,450	113,393
Non-controlling interest	142,428	140,850
Total stockholders' equity	340,878	254,243
Total liabilities and stockholders' equity	$458,607	$299,743

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	For the Years
	Ended December 31,
	2018	2017	2016
		(Restated)
Revenue:
System rental	$143,646	$54,653	$14,594
System services	43,010	12,537	3,563
Transloading services	8,083	—	—
Inventory software services	2,457	205	—
Total revenue	197,196	67,395	18,157

Operating costs and expenses:
Cost of system rental (excluding $14,920, $5,792 and $3,352 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately) (1)	7,230	2,627	1,431
Cost of system services (excluding $1,274, $461 and $160 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately) (1)	50,633	14,184	4,916
Cost of transloading services (excluding $954 of depreciation and amortization for the year ended December 31, 2018, shown separately) (1)	2,242	76	—
Cost of inventory software services (excluding $794 and $42 of depreciation and amortization for the years ended December 31, 2018 and 2017, respectively, shown separately)	797	—	—
Depreciation and amortization	18,422	6,635	3,792
Salaries, benefits and payroll taxes (1)	10,383	9,209	3,061
Selling, general and administrative (excluding $480, $340 and $250 of depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, respectively, shown separately)	6,375	5,077	2,096
Other operating expenses	1,827	4,126	—
Total operating costs and expenses	97,909	41,934	15,296
Operating income	99,287	25,461	2,861
Interest expense, net	(374)	(97)	(23)
Income pursuant to Tax Receivable Agreement	—	23,022	—
Other expense	—	—	8
Total other income (expense)	(374)	22,925	(15)
Income before income tax expense	98,913	48,386	2,846
Provision for income taxes	(12,961)	(33,709)	(43)
Net income	85,952	14,677	2,803
Less: net income related to Solaris LLC	—	(3,665)	(2,803)
Less: net income related to non-controlling interests	(43,521)	(15,186)	—
Net income (loss) attributable to Solaris	$42,431	$(4,174)	$—

Earnings (loss) per share of Class A common stock - basic (2)	$1.60	$(0.34)	$—
Earnings (loss) per share of Class A common stock - diluted (2)	$1.59	$(0.34)	$—

Basic weighted-average shares of Class A common stock outstanding (2)	25,678	12,117	—
Diluted weighted-average shares of Class A common stock outstanding (2)	25,829	12,117	—

(1) The consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$6	$—	$—
Cost of system services	191	—	—
Cost of transloading services	3	—	—
Salaries, benefits and payroll taxes	3,661	3,701	127
Stock-based compensation expense	$3,861	$3,701	$127

(2) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 Initial Public Offering.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

(in thousands)

(Restated)

		Class A		Class B		Additional	Retained			Non-	Total
	Members’	Common Stock		Common Stock		Paid-in	Earnings	Treasury Stock		controlling	Stockholders'
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2016	$67,468	—	$—	—	$—	$—	$—	—	$—	$—	$67,468
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units	327	—	—	—	—	—	—	—	—	—	327
Accrued interest related to notes receivable that were exchanged for membership units	(327)	—	—	—	—	—	—	—	—	—	(327)
Unit-based compensation expense	127	—	—	—	—	—	—	—	—	—	127
Proceeds from pay down of promissory note related to membership units	948	—	—	—	—	—	—	—	—	—	948
Net income (loss)	2,803	—	—	—	—	—	—	—	—	—	2,803
Balance at December 31, 2016	71,346	—	—	—	—	—	—	—	—	—	71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,808	—	—	—	—	—	—	—	—	—	3,808
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,862)	10,100	101	32,366	—	77,256	—	—	—	125,056	123,551
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the Reorganization Transactions	—	—	—	—	—	(19,149)	—	—	—	—	(19,149)
Effect of the November Offering	—	8,050	81	(5,050)	—	47,127	—	—	—	(2,744)	44,464
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the November Offering	—	—	—	—	—	9,998	—	—	—	—	9,998
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	785	8	(785)	—	3,974	—	—	—	(3,982)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	(5,188)	—	—	—	—	(5,188)
Stock option exercises	—	75	—	—	—	(6)	—	16	(261)	267	—
Issuance of shares of Class B common stock in connection with the acquisition of the assets of Railtronix®	—	—	—	280	—	1,585	—	—	—	2,922	4,507
Stock-based compensation subsequent to the Reorganization	—	—	—	—	—	1,093	—	—	—	3,645	4,738
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	28	—	—	—	—	28
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	(28)	—	—	—	—	(28)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	948	—	—	—	500	1,448
Net income (loss) subsequent to the Reorganization	—	—	—	—	—	—	(4,174)	—	—	15,186	11,012
Balance at December 31, 2017	—	19,010	190	26,811	—	117,638	(4,174)	16	(261)	140,850	254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	7,184	72	(7,184)	—	39,558	—	—	—	(39,630)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	649	—	—	—	—	649
Stock option exercises	—	327	3	—	—	1,530	—	1	(9)	(592)	932
Stock-based compensation	—	—	—	—	—	2,609	—	—	—	2,292	4,901
Vesting of restricted stock	—	570	6	—	—	2,042	—	74	(1,144)	(2,050)	(1,146)
Other	—	—	—	—	—	60	—	—	—	—	60
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	—	(2,750)	—	—	—	(2,750)
Net income	—	—	—	—	—	—	42,431	—	—	43,521	85,952
Balance at December 31, 2018	$—	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2018	2017	2016
		(Restated)
Cash flows from operating activities:
Net income	$85,952	$14,677	$2,803
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,422	6,635	3,792
Loss on disposal of asset	318	498	—
Stock-based compensation	3,861	3,701	127
Amortization of debt issuance costs	296	51	4
Provision for bad debt	—	—	131
Change in payables related to Tax Receivable Agreement	—	(23,022)	—
Deferred income tax expense	12,277	33,462	—
Other	620	(28)	—
Changes in assets and liabilities:
Accounts receivable	(26,766)	(8,469)	(3,065)
Prepaid expenses and other assets	(686)	(3,273)	109
Inventories	(10,470)	(7,532)	327
Accounts payable	4,469	4,224	41
Accrued liabilities	2,614	5,805	252
Deferred revenue	25,458	—	—
Net cash provided by operating activities	116,365	26,729	4,521
Cash flows from investing activities:
Investment in property, plant and equipment	(161,079)	(93,912)	(10,899)
Cash paid for Railtronix® acquisition	—	(5,000)	—
Investment in intangible assets	(6)	(72)	(36)
Cash received from insurance proceeds	540	—	—
Net cash used in investing activities	(160,545)	(98,984)	(10,935)
Cash flows from financing activities:
Payments under capital leases	(28)	(27)	(25)
Payments under insurance premium financing	(1,275)	—	—
Payments under notes payable	—	(451)	(211)
Proceeds from stock option exercises	932	—	—
Payments related to purchase of treasury stock	(1,146)	—	—
Proceeds from borrowings under the senior secured credit facility	13,000	3,000	2,500
Repayment of senior secured credit facility	—	(5,500)	—
Payments related to debt issuance costs	(1,014)	(111)	(153)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	111,075	—
Proceeds from issuance of Class A common stock sold in November Offering, net of offering costs	—	44,684	—
Proceeds from members' contributions	—	—	948
Distributions paid to unitholders	—	(25,818)	—
Proceeds from pay down of promissory note related to membership units	—	5,256	—
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(4,713)	—	—
Other	60	—	—
Net cash provided by financing activities	5,816	132,108	3,059

Net (decrease) increase in cash	(38,364)	59,853	(3,355)
Cash at beginning of period	63,421	3,568	6,923
Cash at end of period	$25,057	$63,421	$3,568

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$688	$668	$674
Property and equipment additions incurred but not paid at period-end	3,909	7,765	264
Issuance of shares in acquisition	—	4,505	—
Financing:
Insurance premium financing	1,552	—	—
Notes payable issued for property, plant and equipment	—	—	397
Accrued interest from notes receivable issued for membership units	—	—	327
Cash paid for:
Interest	281	104	20
Income taxes	314	45	35

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

Restatement of Previously Reported Financial Statements

Subsequent to filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, the Company determined there was an error affecting the deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts reported in the Company’s Annual Reports on Forms 10-K for the periods ended December 31, 2017 and 2018, and in the Company’s Quarterly Reports on Forms 10-Q during 2018 and for the period ended March 31, 2019 (together, the “Restated Periods”). The error also affected the provision for income taxes in the year ended December 31, 2017.

The errors were primarily related to accounting for the balance sheet impact of the Company’s November Offering in the fourth quarter of 2017 and subsequent exchanges of membership interests in Solaris LLC (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock in the Company and contributions of Class A shares in connection with stock based compensation. In connection with the adjustments to deferred tax assets in the year ended December 31, 2017, an adjustment to income tax expense will also be recognized due to the remeasurement of deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.

The table below sets forth the consolidated balance sheets, including the balances originally reported, corrections and the as restated balances for the years ended December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
			As			As
(In thousands)	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Deferred tax assets	$24,624	$33,450	$58,074	$25,512	$12,683	$38,195
Total assets	425,157	33,450	458,607	287,060	12,683	299,743
Additional paid-in capital	126,347	37,739	164,086	121,727	(4,089)	117,638
Retained earnings	43,317	(7,810)	35,507	3,636	(7,810)	(4,174)
Total stockholders' equity attributable to Solaris	168,521	29,929	198,450	125,292	(11,899)	113,393
Non-controlling interest	138,907	3,521	142,428	116,268	24,582	140,850
Total stockholders' equity	307,428	33,450	340,878	241,560	12,683	254,243
Total liabilities and stockholders' equity	425,157	33,450	458,607	287,060	12,683	299,743

The table below sets forth the consolidated statements of operations, including the balances originally reported, corrections and the as restated balances for the year ended December 31, 2017. There was no impact on the consolidated statement of operations for the year ended December 31, 2018.

	For the Year Ended December 31, 2017
			As
(In thousands)	Reported	Adjustments	Adjusted
Provision for income taxes	$(25,899)	$(7,810)	$(33,709)
Net income	22,487	(7,810)	14,677
Net income (loss) attributable to Solaris	3,636	(7,810)	(4,174)
			—
Earnings (loss) per share of Class A common stock - basic	$0.28	$(0.62)	$(0.34)
Earnings (loss) per share of Class A common stock - diluted	$0.27	$(0.61)	$(0.34)

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for the year ended December 31, 2017. There was no impact on the consolidated statement of cash flows for the year ended December 31, 2018.

	For the Year Ended December 31, 2017
			As
(In thousands)	Reported	Adjustments	Adjusted
Net income	$22,487	$(7,810)	$14,677
Deferred income tax expense	25,652	7,810	33,462
Net cash provided by operating activities	26,729	—	26,729

The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the consolidated statements of stockholders' equity, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Additional		Non-	Total
	Paid-In	Retained	Controlling	Stockholders'
(In thousands)	Capital	Earnings	Interest	Equity
Balance at December 31, 2018, as reported	$126,347	$43,317	$138,907	$307,428
Correction	37,739	(7,810)	3,521	33,450
Balance at December 31, 2018, as adjusted	164,086	35,507	142,428	340,878

Balance at December 31, 2017, as reported	121,727	3,636	116,268	241,560
Correction	(4,089)	(7,810)	24,582	12,683
Balance at December 31, 2017, as adjusted	$117,638	$(4,174)	$140,850	$254,243

The Company is also restating the consolidated statements of changes in stockholders’ and members’ equity for the interim periods impacted. The tables below set forth the consolidated statements of stockholders' equity, including the balances originally reported, corrections and the as restated balances for the periods ended September 30, 2018, June 30, 2018 and March 31, 2018:

	For the Nine Months Ended September 30, 2018
	Additional Paid-in Capital		Retained Earnings		Non-controlling Interest		Total Stockholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted

Balance at January 1, 2018	$121,727	$117,638	$3,636	$(4,174)	$116,268	$140,850	$241,560	$254,243
Exchange of B shares for A shares	16,518	36,283	—	—	(16,585)	(36,350)	—	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	(18,115)	1,424	—	—	—	—	(18,115)	1,424
Stock option exercises	1,279	1,530	—	—	(341)	(592)	932	932
Stock-based compensation	4,151	2,175	—	—	—	1,976	4,151	4,151
Vesting of restricted stock	631	2,006	—	—	(637)	(2,012)	(1,140)	(1,140)
Balance at September 30, 2018	$126,251	$161,116	$33,182	$25,372	$130,459	$135,626	$288,748	$320,970

	For the Six Months Ended June 30, 2018
	Additional Paid-in Capital		Retained Earnings		Non-controlling Interest		Total Stockholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted

Balance at January 1, 2018	$121,727	$117,638	$3,636	$(4,174)	$116,268	$140,850	$241,560	$254,243
Exchange of B shares for A shares	15,101	32,866	—	—	(15,163)	(32,928)	—	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	(17,848)	582	—	—	—	—	(17,848)	582
Stock option exercises	1,133	1,218	—	—	(300)	(385)	836	836
Stock-based compensation	3,619	1,953	—	—	—	1,666	3,619	3,619
Vesting of restricted stock	374	895	—	—	(377)	(898)	—	—
Balance at June 30, 2018	$124,166	$155,212	$20,163	$12,353	$118,764	$126,641	$263,090	$294,203

	For the Three Months Ended March 31, 2018
	Additional Paid-in Capital		Retained Earnings		Non-controlling Interest		Total Stockholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted

Balance at January 1, 2018	$121,727	$117,638	$3,636	$(4,174)	$116,268	$140,850	$241,560	$254,243
Exchange of B shares for A shares	14,450	31,317	—	—	(14,509)	(31,376)	—	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock	(17,373)	(171)	—	—	—	—	(17,373)	(171)
Stock option exercises	911	1,047	—	—	(238)	(374)	676	676
Stock-based compensation	1,874	989	—	—	—	885	1,874	1,874
Balance at March 31, 2018	$121,589	$150,820	$9,566	$1,756	$109,006	$117,470	$240,152	$270,037

In addition to the restated consolidated financial statements, the information contained in Notes 2, 3, 9, 10 and 15 has been restated.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $12,961 and $33,709, respectively.

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

	For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016
	Actual	Pro Forma	Actual	Pro Forma
	(Restated)	(Restated)
Pro forma (unaudited)
Total revenues	$67,395	$69,252	$18,157	$19,192
Net income	14,677	15,207	2,803	2,496

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

Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income attributable to Solaris for periods following the IPO and Reorganization Transactions, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to the IPO, therefore, no earnings (loss) per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2018 and 2017:

	Year Ended December,
Basic net income (loss) per share:	2018	2017
		(Restated)
Numerator
Net income (loss) attributable to Solaris	$42,431	$(4,174)
Less income attributable to participating securities (1)	(1,230)	—
Net income (loss) attributable to common stockholders	$41,201	$(4,174)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	25,678	12,117
Effect of dilutive securities:
Stock options (2)	151	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	25,829	12,117

Earnings (loss) per share of Class A common stock - basic	$1.60	$(0.34)
Earnings (loss) per share of Class A common stock - diluted	$1.59	$(0.34)

(1)	The Company's restricted shares of common stock are participating securities.

(2)

The year ended December 31, 2018 includes 151 shares of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2018	2017
Class B common stock	20,727	31,100
Stock options	—	365
Restricted stock awards	412	225
Total	21,139	31,690

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

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2018	2017	2016
		(Restated)
Current:
Federal	$—	$—	$—
State	684	247	43
	684	247	43
Deferred:
Federal	11,410	32,195	—
State	867	1,267	—
	12,277	33,462	—
Income tax expense	$12,961	$33,709	$43

Income tax expense differs from the amount computed by applying the 2018 statutory federal income tax rate of 21%  and the 2017 and 2016 statutory federal income tax rate of 35% to income before taxes as follows:

	Year Ended December 31,
	2018	2017	2016
		(Restated)
Income before income taxes	$98,913	$48,386	$2,846
Less: net income prior to corporate reorganization	—	3,665	2,846
Less: net income before income taxes attributable to noncontrolling interest	43,521	15,439	—
Income attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	55,392	29,282	—
Income tax expense (benefit) at the federal statutory rate	11,632	10,249	—
State income taxes, net of federal benefit	1,373	1,071	43
Remeasurement of federal deferred tax assets due to rate change	—	30,447	—
Tax Receivable Agreement adjustments	—	(8,058)	—
Other	(44)	—	—
Income tax (benefit) expense	$12,961	$33,709	$43

The effective combined United States federal and state income tax rates were 13.1%,  69.7% and 1.5% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes. The year-over-year decrease in the effective tax rate from the year ended December 31, 2017 to the year ended December 31, 2018 was primarily attributable to the remeasuring of our existing net deferred tax assets to a new federal corporate income tax rate in the year ending December 31, 2017. The year-over-year increase in the effective tax rate from the year ended December 31, 2016 to the year ended December 31, 2017 was primarily attributable to the Reorganization Transactions in 2017, an increase in net income during the period, and the remeasuring of deferred tax assets for the tax rate change enacted under the Tax Act.

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

December 31,
2018	2017
(Restated)	(Restated)

Assets:
Investments in subsidiaries	$15,876	$32,902
Imputed interest	1,366	612
Net operating loss carryforward	41,648	5,493
Total deferred tax assets	58,890	39,007
Liabilities:
Investments in subsidiaries	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset	$58,890	$39,007

The largest components of the Company’s deferred tax position relate to the Company’s investment in Solaris LLC and net operating loss carryovers. The Company recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of the Company’s investment in Solaris LLC.  This difference originates from the IPO and November Offering, exchanges of membership interest in Solaris LLC (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and a contribution of Class A common stock in connection with stock-based compensation.

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

2018 Credit Agreement

In January 2019, the Company repaid the $13,000 outstanding under the Revolving Loan.

15.      Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2018
Total revenue	$36,018	$47,155	$56,686	$57,337
Operating income	15,526	24,796	30,790	28,175
Net income	13,415	21,448	26,437	24,652
Net income attributable to Solaris	5,930	10,597	13,019	12,885
Earnings per share of Class A common stock - basic	$0.24	$0.40	$0.49	$0.47
Earnings per share of Class A common stock - diluted	$0.23	$0.40	$0.49	$0.47

2017				(Restated)
Total revenue	$10,324	$13,389	$18,478	$25,204
Operating income	4,825	1,670	8,082	10,884
Net income	4,782	1,062	7,406	1,427
Net income (loss) attributable to Solaris	—	157	1,379	(5,710)
Earnings (loss) per share of Class A common stock - basic (1)	$—	$0.01	$0.13	$(0.48)
Earnings (loss) per share of Class A common stock - diluted (1)	$—	$0.01	$0.12	$(0.48)

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a result of the determination of a material weakness in the Company’s internal control over financial reporting as described below, management has concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K/A.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in "Internal Control—Integrated Framework (2013 Framework)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. At the time of the Original Filing, management concluded that our internal control over financial reporting was effective as of the December 31, 2018.

However, subsequent to filing the Company’s quarterly report on Form 10-Q for the period ended March 31, 2019, management determined that it did not design and maintain effective controls related to the accounting of its investment in Solaris LLC.  Specifically, certain control activities over the completeness and accuracy of inputs used in the calculation of the Company’s investment in Solaris LLC related to the November Offering, exchanges of membership interests in Solaris LLC (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and contributions of  Class A shares in connection with stock based compensation, were not designed to operate effectively. Management concluded this was a material weakness in our internal control over financial reporting.

This material weakness resulted in material errors of the previously reported balance sheet financial statement line items for deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts reported in the Company’s Annual Reports on Forms 10-K for the periods ended December 31, 2017 and 2018, and in the Company’s Quarterly Reports on Forms 10-Q during 2018 and for the period ended March 31, 2019 as well as the provision for income taxes in the year ended December 31, 2017.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) new controls over the reconciliation and rollforward of equity and tax accounts, ii) added levels of management review procedures and iii) additional training.

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Subject to the remediation efforts noted above, which were implemented after December 31, 2018, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.23

First Amendment to Credit Agreement, dated February 1, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on February 27, 2019).

10.24

Second Amendment to Credit Agreement, dated December 21, 2018, by and among Solaris Oilfield Infrastructure, Inc., each of the lenders party thereto and Woodforest National Bank, as administrative agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on February 27, 2019).

21.1

List of Subsidiaries of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 001-038090) filed with the Commission on February 27, 2019).

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

Item 16.       Form 10-K/A Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
Date: July 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 26, 2019.

Signature	Title

/s/ William A. Zartler	Chairman and Chief Executive Officer (Principal Executive Officer)
William A. Zartler

/s/ Kyle S. Ramachandran	President and Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Lindsay R. Bourg	Chief Accounting Officer (Principal Accounting Officer)
Lindsay R. Bourg

/s/ James R. Burke	Director
James R. Burke

/s/ Cynthia M. Durrett	Director
Cynthia M. Durrett

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.