Form 10-Q/A
period 2019-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2019-07-26
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form10-Q/A (this "Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Solaris Oilfield Infrastructure, Inc. (the "Company”) for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 1, 2019 (the "Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously-reported unaudited condensed consolidated financial statements related to the Company’s deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

This adjustment is a non-cash adjustment and has no impact on the condensed consolidated statement of operations or the condensed consolidated statement of cash flows.

For the convenience of the reader, this Form10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1 – Financial Statements
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4 – Controls and Procedures
•	Part II, Item 6 – Exhibits
•	Signatures

The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2018 to restate the previously issued annual consolidated financial statements due to the accounting error described above.

i

SOLARIS OILFIELD INFRASTRUCTURE, INC.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q/A (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018, this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Restated)
Assets
Current assets:
Cash	$9,351	$25,057
Accounts receivable, net	40,330	39,746
Prepaid expenses and other current assets	4,358	5,492
Inventories	10,399	10,470
Total current assets	64,438	80,765
Property, plant and equipment, net	310,504	296,538
Operating lease right-of-use assets	8,348	—
Goodwill	17,236	17,236
Intangible assets, net	4,345	4,540
Deferred tax assets	62,684	58,074
Other assets	1,424	1,454
Total assets	$468,979	$458,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,400	$9,127
Accrued liabilities	9,969	12,658
Current portion of deferred revenue	12,990	12,990
Current portion of operating lease liabilities	565	—
Current portion of finance lease liabilities	35	35
Other current liabilities	77	515
Total current liabilities	26,036	35,325
Senior secured credit facility	—	13,000
Deferred revenue, net of current	9,333	12,468
Operating lease liabilities, net of current	8,352	—
Finance lease liabilities, net of current	149	154
Payables related to Tax Receivable Agreement	66,648	56,149
Other long-term liabilities	598	633
Total liabilities	111,116	117,729
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,401 issued and 30,282 outstanding as of March 31, 2019 and 27,091 issued and 27,000 outstanding as of December 31, 2018	304	271
Class B common stock, $0.00 par value, 180,000 shares authorized, 16,382 shares issued and outstanding as of March 31, 2019 and 19,627 issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	188,458	164,086
Retained earnings	44,173	35,507
Treasury stock (at cost), 119 shares and 91 shares as of March 31, 2019 and December 31, 2018, respectively	(1,845)	(1,414)
Total stockholders' equity attributable to Solaris	231,090	198,450
Non-controlling interest	126,773	142,428
Total stockholders' equity	357,863	340,878
Total liabilities and stockholders' equity	$468,979	$458,607

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2019
	(Restated)
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	$304	16,382	$—	$188,458	$44,173	119	$(1,845)	$126,773	$357,863

	Three Months Ended March 31, 2018
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$117,638	$(4,174)	16	$(261)	$140,850	$254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	5,904	59	(5,904)	—	31,317	—	—	—	(31,376)	—
Deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(171)	—	—	—	—	(171)
Stock option exercises	235	3	—	—	1,047	—	—	—	(374)	676
Stock-based compensation	—	—	—	—	989	—	—	—	885	1,874
Net income	—	—	—	—	—	5,930	—	—	7,485	13,415
Balance at March 31, 2018	25,149	$252	20,907	$—	$150,820	$1,756	16	$(261)	$117,470	$270,037

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

As described in Note 1. “Organization and Background of Business”, the Company is the sole managing member for Solaris LLC and consolidates entities in which it has a controlling financial interest. All material intercompany transactions and balances have been eliminated upon consolidation.

Restatement of Previously Reported Financial Statements

Subsequent to filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, the Company determined there was an error affecting the deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts reported in the Company’s Annual Reports on Forms 10-K for the periods ended December 31, 2017 and 2018, and in the Company’s Quarterly Reports on Forms 10-Q during 2018 and for the period ended March 31, 2019 (together, the “Restated Periods”). The error also affected the provision for income taxes in the year ended December 31, 2017. The error had no impact on the calculations of EBITDA or Adjusted EBITDA, or on cash or total cash from operations for any of the Restated Periods.

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

The restatement had no impact on the unaudited condensed consolidated statement of operations or unaudited condensed consolidated statements of cash flows for the quarters ending March 31, 2019 and 2018.

The table below sets forth the unaudited condensed consolidated balance sheet, including the balances originally reported, corrections and the as adjusted balances for the restated period ending March 31, 2019:

	March 31, 2019
			As
	Reported	Adjustments	Adjusted
Deferred tax assets	$25,258	$37,426	$62,684
Total assets	431,553	37,426	468,979
Additional paid-in capital	131,740	56,718	188,458
Retained Earnings	51,983	(7,810)	44,173
Total stockholders' equity attributable to Solaris	182,182	48,908	231,090
Non-controlling interest	138,255	(11,482)	126,773
Total stockholders' equity	320,437	37,426	357,863
Total liabilities and stockholders' equity	431,553	37,426	468,979

The table below sets forth the unaudited condensed consolidated statement of changes in stockholders’ equity, including the balances originally reported, corrections and the as adjusted balances for the restated period ending March 31, 2019:

	Additional		Non-	Total
	Paid-In	Retained	Controlling	Stockholders'
(In thousands)	Capital	Earnings	Interest	Equity
Balance at March 31, 2019, as reported	$131,740	$51,983	$138,255	$320,437
Correction	56,718	(7,810)	(11,482)	37,426
Balance at March 31, 2019, as adjusted	188,458	44,173	126,773	357,863

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which the Company adopted under ASU No. 2016-02 “Leases (Topic 842)” effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods.  As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating ROU assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Quarterly Report to “Solaris,” the "Company," "we," "us," and "our" refer to (i) Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in the Annual Report on Form 10-K/A for the year ended December 31, 2018 as updated by our subsequent filings with the Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of March 31, 2019 and December 31, 2018, we had $62.7 million and $58.1 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a result of the determination of a material weakness in the Company’s internal control over financial reporting as described below, management has concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

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

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies, or in appropriate circumstances determine to modify or not to complete, certain of the remediation measures identified.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on July 26, 2019. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

10.1

Credit Agreement, dated as of April 26, 2019, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on May 1, 2019).

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

*     Filed herewith.

**   Furnished herewith. Pursuant to SEC Release No. 33‑8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10‑Q/A and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

July 26, 2019	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 26, 2019	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)