Form 10-Q
period 2019-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2019-07-31
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38090

SOLARIS OILFIELD INFRASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5223109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9811 Katy Freeway, Suite 700 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

(281) 501-3070
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

As of July 26, 2019, the registrant had 31,640,013 shares of Class A common stock, $0.01 par value per share, and 15,939,169 shares of Class B common stock, $0.00 par value per share, outstanding.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$29,719	$25,057
Accounts receivable, net	44,343	39,746
Prepaid expenses and other current assets	5,785	5,492
Inventories	8,639	10,470
Total current assets	88,486	80,765
Property, plant and equipment, net	314,196	296,538
Operating lease right-of-use assets	8,191	—
Goodwill	17,236	17,236
Intangible assets, net	4,151	4,540
Deferred tax assets	59,765	58,074
Other assets	701	1,454
Total assets	$492,726	$458,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,756	$9,127
Accrued liabilities	15,688	12,658
Current portion of deferred revenue	12,990	12,990
Current portion of operating lease liabilities	587	—
Current portion of finance lease liabilities	30	35
Other current liabilities	1,562	515
Total current liabilities	33,613	35,325
Senior secured credit facility	—	13,000
Deferred revenue, net of current	6,164	12,468
Operating lease liabilities, net of current	8,077	—
Finance lease liabilities, net of current	147	154
Payables related to Tax Receivable Agreement	68,015	56,149
Other long-term liabilities	527	633
Total liabilities	116,543	117,729
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 31,040 issued and 30,905 outstanding as of June 30, 2019 and 27,091 issued and 27,000 outstanding as of December 31, 2018	309	271
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,940 shares issued and outstanding as of June 30, 2019 and 19,627 issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	192,734	164,086
Retained earnings	54,284	35,507
Treasury stock (at cost), 135 shares and 91 shares as of June 30, 2019 and December 31, 2018, respectively	(2,144)	(1,414)
Total stockholders' equity attributable to Solaris	245,183	198,450
Non-controlling interest	131,000	142,428
Total stockholders' equity	376,183	340,878
Total liabilities and stockholders' equity	$492,726	$458,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
System rental	$39,740	$35,127	$77,088	$62,532
System services	19,031	9,937	30,468	17,446
Transloading services	4,881	1,397	10,714	1,847
Inventory software services	449	694	955	1,348
Total revenue	64,101	47,155	119,225	83,173

Operating costs and expenses:
Cost of system rental (excluding $5,481 and $3,359 and $10,707 and $5,995 of depreciation and amortization for the three and six months ended June 30, 2019 and 2018, respectively, shown separately) (1)	2,552	1,683	4,899	3,101
Cost of system services (excluding $391 and $305 and $789 and $542 of depreciation and amortization for the three and six months ended June 30, 2019 and 2018, respectively, shown separately) (1)	21,675	11,679	35,294	20,785
Cost of transloading services (excluding $411 and $10 and $820 and $15 of depreciation and amortization for the three and six months ended June 30, 2019 and 2018, respectively, shown separately) (1)	689	535	1,399	867
Cost of inventory software services (excluding $193 and $193 and $386 and $405 of depreciation and amortization for the three and six months ended June 30, 2019 and 2018, respectively, shown separately)	165	167	300	423
Depreciation and amortization	6,622	3,984	12,967	7,186
Salaries, benefits and payroll taxes (1)	3,235	3,169	5,577	5,790
Selling, general and administrative (excluding $146 and $117 and $265 and $229 of depreciation and amortization for the three and six months ended June 30, 2019 and 2018, respectively, shown separately)	1,771	1,123	3,457	3,003
Other operating expenses	69	19	282	1,696
Total operating costs and expenses	36,778	22,359	64,175	42,851
Operating income	27,323	24,796	55,050	40,322
Interest expense, net (2)	(656)	(71)	(767)	(155)
Total other expense	(656)	(71)	(767)	(155)
Income before income tax expense	26,667	24,725	54,283	40,167
Provision for income taxes	(4,158)	(3,277)	(8,339)	(5,304)
Net income	22,509	21,448	45,944	34,863
Less: net income related to non-controlling interests	(9,234)	(10,851)	(20,352)	(18,336)
Net income attributable to Solaris	$13,275	$10,597	$25,592	$16,527

Earnings per share of Class A common stock - basic	$0.42	$0.40	$0.85	$0.64
Earnings per share of Class A common stock - diluted	$0.42	$0.40	$0.85	$0.63

Basic weighted-average shares of Class A common stock outstanding	30,609	25,541	29,326	24,717
Diluted weighted-average shares of Class A common stock outstanding	30,644	25,711	29,387	24,897

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$10	$—	$14	$5
Cost of system services	52	41	116	81
Cost of transloading services	4	—	7	—
Salaries, benefits and payroll taxes	1,112	1,205	1,903	2,716
Stock-based compensation expense	$1,178	$1,246	$2,040	$2,802

(2)Interest expense includes $528 of unamortized debt issuance costs written-off in the three and six months ended June 30, 2019 in connection with the amended and restated 2019 Credit Agreement.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	304	16,382	—	188,458	44,173	119	(1,845)	126,773	357,863
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	442	4	(442)	—	3,571	—	—	—	(3,575)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(397)	—	—	—	—	(397)
Stock option exercises	11	—	—	—	48	—	—	—	(20)	28
Stock-based compensation	—	—	—	—	809	—	—	—	428	1,237
Vesting of restricted stock	51	1	—	—	245	—	16	(299)	(246)	(299)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,164)	—	—	—	(3,164)
Net income	—	—	—	—	—	13,275	—	—	9,234	22,509
Balance at June 30, 2019	30,905	$309	15,940	$—	$192,734	$54,284	135	$(2,144)	$131,000	$376,183

	Six Months Ended June 30, 2018
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$117,638	$(4,174)	16	$(261)	$140,850	$254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	5,904	59	(5,904)	—	31,317	—	—	—	(31,376)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(171)	—	—	—	—	(171)
Stock option exercises	235	3	—	—	1,047	—	—	—	(374)	676
Stock-based compensation	—	—	—	—	989	—	—	—	885	1,874
Net income	—	—	—	—	—	5,930	—	—	7,485	13,415
Balance at March 31, 2018	25,149	252	20,907	—	150,820	1,756	16	(261)	117,470	270,037
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	269	3	(269)	—	1,549	—	—	—	(1,552)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	753	—	—	—	—	753
Stock option exercises	56	—	—	—	171	—	—	—	(11)	160
Stock-based compensation	—	—	—	—	964	—	—	—	781	1,745
Vesting of restricted stock	346	3	—	—	895	—	—	—	(898)	—
Other	—	—	—	—	60	—	—	—	—	60
Net income	—	—	—	—	—	10,597	—	—	10,851	21,448
Balance at June 30, 2018	25,820	$258	20,638	$—	$155,212	$12,353	16	$(261)	$126,641	$294,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$45,944	$34,863
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,967	7,186
Loss on disposal of asset	284	62
Stock-based compensation	2,040	2,802
Amortization of debt issuance costs	665	139
Deferred income tax expense	7,880	4,944
Other	(169)	253
Changes in operating assets and liabilities:
Accounts receivable	(4,597)	(14,125)
Prepaid expenses and other assets	1,990	(4,621)
Inventories	(3,296)	(6,973)
Accounts payable	(4,661)	2,032
Accrued liabilities	4,696	2,036
Deferred revenue	(6,304)	—
Net cash provided by operating activities	57,439	28,598
Cash flows from investing activities:
Investment in property, plant and equipment	(28,717)	(86,155)
Investment in intangible assets	—	(6)
Cash received from insurance proceeds	38	59
Net cash used in investing activities	(28,679)	(86,102)
Cash flows from financing activities:
Payments under finance leases	(18)	(14)
Payments under insurance premium financing	(932)	(403)
Proceeds from stock option exercises	294	836
Payments related to purchase of treasury stock	(730)	—
Repayment of senior secured credit facility	(13,000)	—
Payments related to debt issuance costs	(197)	(954)
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(9,515)	—
Other	—	60
Net cash used in financing activities	(24,098)	(475)

Net decrease in cash	4,662	(57,979)
Cash at beginning of period	25,057	63,421
Cash at end of period	$29,719	$5,442

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$372	$319
Property and equipment additions incurred but not paid at period-end	829	5,805
Financing:
Insurance premium financing	1,812	1,471
Cash paid for:
Interest	183	61
Income Taxes	663	308

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

1.    Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals used in hydraulic fracturing of oil and natural gas wells. The systems are designed to address the challenges associated with transferring large quantities of proppant and chemicals to the well site, including the cost and management of last mile logistics, which includes coordinating proppant delivery to systems.

The systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, Eagle Ford Shale, SCOOP/STACK formations, Haynesville Shale, Rockies, Marcellus and Utica Shales and Bakken formation.

We operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”) that provides rail-to-truck transloading and high-efficiency sand silo storage and transloading services.  Commercial operations at the Kingfisher Facility commenced in January 2018 and we completed construction at the end of July 2018.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and Solaris Lens™ inventory management systems. Our customers use data from our software solutions to manage distribution of proppant and chemicals throughout their supply chain.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “Solaris Inc.” or the “Company”) is the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income (loss) attributable to the holders of Solaris Inc.’s Class A common stock

All material intercompany transactions and balances have been eliminated upon consolidation.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is earned but not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of June 30, 2019 and December 31, 2018.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Detail reviews are performed related to net realizable value, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three and six months ended June 30, 2019 and 2018.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

Useful Life
Systems and related equipment	Up to 15 years
Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Computer hardware and software	3-10 years
Vehicles	5 years
Transloading facility and equipment	15-30 years
Buildings and leasehold improvements	15 years

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”), as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years based on estimates the Company believes are reasonable. The Company recorded amortization expense of $194 and $195 for the three months ended June 30, 2019 and 2018, respectively. The Company recorded amortization expense of $389 and $411 for the six months ended June 30, 2019 and 2018, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of June 30, 2019:
Customer relationships	$4,703	$(1,064)	$3,639
Software acquired in the acquisition of Railtronix	346	(78)	268
Non-competition agreement	225	(71)	154
Patents and other	114	(24)	90
Total identifiable intangibles	$5,388	$(1,237)	$4,151

As of December 31, 2018:
Customer relationships	$4,703	$(727)	$3,976
Software acquired in the acquisition of Railtronix	346	(54)	292
Non-competition agreement	225	(49)	176
Patents and other	114	(18)	96
Total identifiable intangibles	$5,388	$(848)	$4,540

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which the Company adopted under ASU No. 2016-02 “Leases (Topic 842)” effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating right-of-use (“ROU”) assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

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

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of June 30, 2019 and December 31, 2018, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and six months ended June 30, 2019 and 2018.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment indicators for the three and six months ended June 30, 2019 and 2018.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $301 of shortfall revenue during the six months ended June 30, 2019.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $19,154 and $25,458 as of June 30, 2019 and December 31, 2018, respectively, which will be recognized as Revenue from transloading services over the remaining two-year term of the modified agreement. The Company recognized $3,170 and $6,304 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively.  No deferred revenue was recorded or recognized as revenue during the three and six months ended June 30, 2018.

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

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no research and development costs for the three and six months ended June 30, 2019 and 2018.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable, insurance premium financing and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of June 30, 2019, we had no borrowings under the 2018 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended June 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $4,158 and $3,277, respectively. For the six months ended June 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $8,339 and $5,304, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of June 30, 2019 and December 31, 2018.

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

Payable Related to the Tax Receivable Agreement

In connection with the Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of June 30, 2019 and December 31, 2018, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68,015 and $56,149, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the six months ended June 30, 2019.

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

The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of June 30, 2019 and December 31, 2018, there were no environmental matters deemed probable.

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

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at June  30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepaid purchase orders	$1,602	$2,802
Prepaid insurance	1,853	576
Deposits	1,053	882
Other assets	1,277	1,232
Prepaid expenses and other current assets	$5,785	$5,492

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at June  30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Systems and related equipment	$283,186	$258,179
Systems in process	16,452	11,245
Transloading facility and equipment	40,253	40,218
Computer hardware and software	1,661	1,606
Machinery and equipment	5,173	5,126
Vehicles	8,217	8,334
Buildings	4,339	4,280
Land	612	612
Furniture and fixtures	284	282
Property, plant and equipment, gross	360,177	329,882
Less: accumulated depreciation	(45,981)	(33,344)
Property, plant and equipment, net	$314,196	$296,538

Depreciation expense for the three months ended June  30, 2019 and 2018 was $6,428 and $3,789, respectively, of which $5,481 and $3,359 is attributable to cost of system rental,  $391 and $305 is attributable to cost of system services, $411 and $10 is attributable to cost of transloading services and $145 and $115 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $12,578 and $6,775, respectively, of which $10,707 and $5,995 is attributable to cost of system rental, $789 and $542 is attributable to cost of system services,  $820 and $15 is attributable to cost of transloading services and $262 and $223 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $186  and $179 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended June  30, 2019 and 2018, respectively. The Company capitalized $372 and $319 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the six months ended June 30, 2019 and 2018, respectively.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following at June  30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Property, plant and equipment	$783	$2,153
Employee related expenses	2,724	4,500
Selling, general and administrative	1,059	944
Cost of revenue	8,950	2,702
Excise, franchise and sales taxes	1,228	1,461
Ad valorem taxes	873	774
Other	71	124
Accrued liabilities	$15,688	$12,658

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

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest. The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. As of June  30, 2019 and December 31, 2018, the Company had property, plant and equipment under finance leases with a cost of $299 and accumulated depreciation of $96 and $85, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost (1) (2)	$297	$593

Finance lease cost
Amortization of ROU assets	8	16
Interest on lease liabilities	1	2
Total finance lease cost	$9	$18

(1)	Includes short term leases.
(2)

Operating lease costs of $185, $20 and $92 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended June 30, 2019, respectively. Operating lease costs of $370, $39 and $184 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the six months ended June 30, 2019, respectively. No variable lease costs were recognized during the three and six months ended June 30, 2019.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$1,432
2020	1,375
2021	1,299
2022	1,093
2023	1,092
Thereafter	9,725
Total minimum lease payments	$16,016

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder of)	$486	$22
2020	1,116	35
2021	1,060	33
2022	1,091	33
2023	1,100	33
Thereafter	9,463	40
Total future minimum lease payments	14,316	196
Less: effects of discounting	(5,652)	(19)
Total lease liabilities	$8,664	$177

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394	$633
Financing cash flows from finance leases	9	18

Other information related to leases was as follows:

June 30,
2019
Weighted Average Remaining Lease Term
Operating leases	14.0 years
Finance leases	5.6 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

7.    Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, Solaris LLC’s 2018 Credit Agreement (as defined herein). The 2019 Credit Agreement consists of an initial $50,000 revolving loan commitment (the “Loan”) with a $25,000 uncommitted accordion option to increase the Loan availability to $75,000. The term of the 2019 Credit Agreement expires on April 26, 2022.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2019 Credit Agreement). We have the option to prepay the loans at any time without penalty.

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

The 2019 Credit Agreement requires that we maintain ratios of (a) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (c) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3,000. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the 2019 Credit Agreement, excludes certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2019 Credit Agreement also requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20,000, taking into account certain adjustments. Capital expenditures are not restricted unless borrowings under the Loan exceed $5,000 for any 180 consecutive day period, in which case capital expenditures will be permitted up to $100,000 plus any unused availability for capital expenditures from the immediately preceding fiscal year.

As of June 30, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

As of June 30, 2019 we were in compliance will all covenants in accordance with the 2019 Credit Agreement.

On January 19, 2018, Solaris LLC entered into a credit agreement (the “2018 Credit Agreement”) which consisted of a $50,000 advancing term loan (the “Advance Loan”) and a $20,000 revolving loan, with a $10,000 uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”).

As of December 31, 2018 we had $13,000 of borrowings outstanding under the 2018 Credit Agreement. During the three and six months ended June  30, 2019, all outstanding borrowings were repaid and as of June  30, 2019.

Borrowings under the 2018 Credit Agreement bore interest at one-month LIBOR plus an applicable margin and interest were payable monthly. The applicable margin ranged from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.49%, for the three months ended June  30, 2019 and a weighted average interest rate of 5.49%, for the six months ended June 30, 2019. The 2018 Credit Agreement required that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

The 2018 Credit Agreement required that we maintain ratios of (a) indebtedness to consolidated EBITDA of not more than 3.50 to 1.00, which stepped down to 3.25 to 1.00 beginning April 1, 2018 and 3.00 to 1.00 beginning October 1, 2018, and (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00, which stepped down to 2.25 to 1.00 beginning April 1, 2018 and 2.00 to 1.00 beginning October 1, 2018. For the purpose of these tests, there was subtracted from indebtedness and senior indebtedness, respectively, an amount equal to the lesser of $10,000 or 50% of unrestricted cash and cash equivalents of Solaris LLC and its subsidiaries. EBITDA, as defined in the 2018 Credit Agreement, excluded certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

8.    Equity

Dividends

On June 26, 2019, Solaris Inc. paid a quarterly cash dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $4,758, or $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of June 14, 2019, $3,164 of which was paid to Solaris Inc. Solaris Inc. used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of June 14, 2019, which totaled $3,164, including $74 related to shares of restricted stock.

On March 29, 2019, Solaris Inc. paid a quarterly cash dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $4,757, or $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of March 22, 2019, $3,119 of which was paid to Solaris Inc.  Solaris Inc. used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of March 22, 2019, which totaled $3,119, including $79 related to shares of restricted stock.

Stock-based compensation

The Company’s long-term incentive plan for employees, directors and consultants of the Company and its affiliates (the “LTIP”) provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under United States federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. As of June  30,  2019, 522,285 options have been exercised, 33,346 forfeited and 35,630 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three and six months ended June  30, 2019 and 2018, the Company did not recognize stock-based compensation expense on options.

The Company accounts for its stock-based compensation including grants of restricted stock in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the three and six months ended June  30, 2019 and 2018:

	Restricted Stock Awards
	2019	2018
Unvested at January 1,	411,497	1,218,265
Awarded	375,068	2,120
Vested	(706)	—
Forfeited	(405)	(848)
Unvested at March 31,	785,454	1,219,537
Awarded	29,847	—
Vested	(67,674)	(345,520)
Forfeited	(7,896)	(21,495)
Unvested at June 30,	739,731	852,522

For the three months ended June  30, 2019, the Company recognized $10,  $52, $4 and $1,112 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $59 within property, plant and equipment, net in the condensed consolidated balance sheets. For the six months ended June  30, 2019, the Company recognized $14,  $116, $7 and $1,903 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and salaries, benefits and payroll taxes, respectively, in the condensed consolidated statements of operations and $96 within property, plant and equipment, net in the condensed consolidated balance sheets. Compensation expense includes adjustment for forfeitures as incurred. As of June  30,  2019, 739,731 shares of restricted stock are issued and are outstanding. 141,882 shares, 310,956 shares, 152,361 shares and 134,532 shares of restricted stock vest in 2019, 2020, 2021 and 2022, respectively.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three and six months ended June  30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net income per share:	2019	2018	2019	2018
Numerator
Net income attributable to Solaris	$13,275	$10,597	$25,592	$16,527
Less income attributable to participating securities (1)	(322)	(415)	(575)	(722)
Net income attributable to common stockholders	$12,953	$10,182	$25,017	$15,805

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	30,609	25,541	29,326	24,717
Effect of dilutive securities:
Stock options (2)	35	170	61	180
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	30,644	25,711	29,387	24,897

Earnings per share of Class A common stock - basic	$0.42	$0.40	$0.85	$0.64
Earnings per share of Class A common stock - diluted	$0.42	$0.40	$0.85	$0.63

(1) The Company’s restricted shares of common stock are participating securities.

(2) The three months ended June  30, 2019 and 2018 include 35 shares and 170 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. The six months ended June 30, 2019 and 2018 include 61 shares and 180 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Class B common stock	16,202	20,703	17,450	21,434
Restricted stock awards	231	569	71	632
Total	16,433	21,272	17,521	22,066

9. Income Taxes

Income Taxes

Solaris Inc. is a corporation and, as a result is subject to United States federal, state and local income taxes. Solaris LLC is treated as a pass-through entity for United States federal tax purposes and in most state and local jurisdictions. As such, Solaris LLC’s members, including the Solaris Inc., are liable for federal and state income taxes on their respective shares of Solaris LLC’s taxable income. Solaris LLC is liable for income taxes in those states not recognizing its pass-through status.

The effective combined United States federal and state income tax rates were 15.40% and 13.08% for the three months ended June  30, 2019 and 2018, respectively. The effective combined United States federal and state income tax rates were 15.30% and 13.06% for the six months ended June  30, 2019 and 2018, respectively. For the three and six months ended June  30, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The largest components of the Company’s deferred tax position relate to the Company’s investment in Solaris LLC and net operating loss carryovers. The Company recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of the Company’s investment in Solaris LLC. This difference originates from the equity offerings of Class A common stock, exchanges of membership interest in Solaris LLC (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and a contribution of Class A common stock in connection with stock-based compensation.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase in to the valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of June  30, 2019 and December 31, 2018, the Company’s uncertain tax benefits totaling $816 are reported as a component of the net deferred tax asset in the condensed consolidated balance sheets. The full balance of unrecognized tax benefits as of June  30, 2019, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of June  30, 2019, the Company has not accrued any penalties or interest.

Payables Related to the Tax Receivable Agreement

As of June  30, 2019, our liability under the Tax Receivable Agreement was $68,015, representing 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

10.  Concentrations

For the three months ended June  30, 2019, three customers accounted for 13%,  12% and 11% of the Company’s revenue. For the three months ended June  30, 2018, three customers accounted for 18%,  11%, and 10% of the Company’s revenue. For the six months ended June  30, 2019, four customers accounted for 14%,  12%,  11% and 11% of the Company’s revenue. For the six months ended June  30, 2018, two customers accounted for 18% and 11% of the Company’s revenue. As of June  30, 2019, four customers accounted for 19%,  14%, 10% and 10% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 20%,  10% and 10% of the Company’s accounts receivable.

For the three months ended June  30, 2019, one supplier accounted for 12% of the Company’s total purchases. For the three months ended June  30, 2018, two suppliers accounted for 16% and 16% of the Company’s total purchases. For the six months ended June  30, 2019, no supplier accounted for 10% or more of the Company’s total purchases. For the six months ended June  30, 2018, two suppliers accounted for 13% and 11% of the Company’s total purchases. As of June  30, 2019, four suppliers accounted for 17%, 16%, 12% and 10% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 13% of the Company’s accounts payable.

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

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at June 30, 2019:

	For the Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$486	$1,116	$1,060	$1,091	$1,100	$9,463	$14,316
Finance lease obligations (2)	22	35	33	33	33	40	196
Commitment fees on Revolving Loan (3)	67	125	125	40	—	—	357
Purchase commitments (4)	6,797	—	—	—	—	—	6,797
Other commitments	60	259	239	25	—	—	583
Total	$7,432	$1,535	$1,457	$1,189	$1,133	$9,503	22,249

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

(3)Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.25%. See Note 7. “Senior Secured Credit Facility,” for interest requirements per the 2019 Credit Agreement.

(4)Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our systems. The purchase commitments represent open purchase orders to our suppliers.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of June  30, 2019 and December 31, 2018, the Company had commitments of approximately $6,797 and $18,998, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of June  30, 2019, one milestone had been achieved and the Company paid and recognized $1,625 in June 2018 in other operating expense in the condensed consolidated statements of operations. However, as of June  30, 2019, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $9,724 as of  June  30, 2019. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 6. “Leases” for operating lease discussion.

12.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended June  30, 2019 and 2018, Solaris LLC paid $341 and $320, respectively, for these services. For the six months ended June 30, 2019 and 2018, Solaris LLC paid $619 and $534, respectively, for these services. As of June  30, 2019 and December 31, 2018, the Company included $231 and $232, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June  30, 2019 and December 31, 2018, the Company included $71 and $103,  respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheets.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our,” “Solaris Inc.” or the “Company”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in the Annual Report on Form 10-K/A for the year ended December 31, 2018 as updated by our subsequent filings with the Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Executive Summary

We design, manufacture, rent and service specialized equipment that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from the rental and service of our patented mobile proppant management systems that unload, store and deliver proppant used in hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, Eagle Ford Shale, SCOOP/STACK formations, Haynesville Shale, Rockies, Marcellus and Utica Shales and Bakken formation.

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

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our products and services is driven by demand for proppant and chemicals, which, in turn, is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been uneconomic to develop, thereby increasing the number of wells and stages that are completed.

According to the Baker Hughes’ Rig Count, the average number of active land-based drilling rigs in the United States was up 18% year over year in 2018 to 1,013 average active rigs, following a 76% year-over-year increase in average active land rigs in 2017. In the second quarter of 2019, the average United States Land Baker Hughes’ Rig Count dropped 5% sequentially following a 7% sequential decline in the first quarter of 2019.

While the drilling rig count is generally a fair indicator of the overall oil and natural gas activity level in the United States, continued advancements in drilling rig and hydraulic fracturing efficiency have contributed to an increase in the number of wells and stages completed. According to Coras Research, LLC, the number of wells completed in 2018 increased over 20% from 2017 and the number of stages completed increased over 30% year-over-year. This combination of increased drilling activity and efficiency contributed to an increase of over 35% in total United States proppant demand from 2017 to 2018. Most recently, Coras Research, LLC estimated the number of wells and stages completed in the second quarter of 2019 increased 5-7% from the first quarter of 2019 and is up slightly year-over-year.

While drilling and completion activity has been relatively flat in 2019 versus 2018, a continued stable oil price environment could allow the total number of well completions to increase year-over-year. Such increases may also be driven by continued pressure pumping efficiency gains, a drawdown of drilled, but uncompleted well inventories and a continued transition towards manufacturing-style development activity by exploration and production (“E&P”) companies. Examples of E&P development activity trends include “zipper fracs” (the process of completing multiple adjacent wells simultaneously), “leap frogging” (forward staging equipment and supplies to prepare for completion activity) and continuous completion cycles, which drives cost efficiencies and increases demand for completion-related consumables such as proppant and chemicals. One potential risk of these efficiency gains is that the demand for completions-related equipment and services could be reduced as less equipment could be required to complete a similar or higher number of wells.

These industry trends have contributed to our significant growth in recent years. Our fleet currently consists of 164 mobile proppant management systems, which is up 25% from 131 systems a year ago, and eight mobile chemical management systems, which did not exist as a product offering a year ago.

We also significantly increased the number of our systems deployed to customers year-over-year. In the three months ended June 30, 2019, we averaged 123 mobile proppant systems on a fully utilized basis, which was up 14% compared to the three months ended June 30, 2018. In the six months ended June 30, 2019, we averaged 118 mobile proppant systems on a fully utilized basis, which was up 22% compared to the six months ended June 30, 2018.

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

Our salaries, benefits and payroll taxes are comprised of the salaries and related benefits for several functional areas of our organization, including sales and commercial, research and development, accounting and corporate administrative.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Revenue
System rental	$39,740	$35,127	$4,613
System services	19,031	9,937	9,094
Transloading services	4,881	1,397	3,484
Inventory software services	449	694	(245)
Total revenue	64,101	47,155	16,946
Operating costs and expenses:
Cost of system rental (excluding $5,481 and $3,359 of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively, shown separately) (1)	2,552	1,683	869
Cost of system services (excluding $391 and $305 of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively, shown separately) (1)	21,675	11,679	9,996
Cost of transloading services (excluding $411 and $10 of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively, shown separately) (1)	689	535	154
Cost of inventory software services (excluding $193 of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively, shown separately)	165	167	(2)
Depreciation and amortization	6,622	3,984	2,638
Salaries, benefits and payroll taxes	3,235	3,169	66
Selling, general and administrative (excluding $146 and $117 of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively, shown separately)	1,771	1,123	648
Other operating expenses	69	19	50
Total operating costs and expenses	36,778	22,359	14,419
Operating income	27,323	24,796	2,527
Interest expense, net	(656)	(71)	(585)
Total other expense	(656)	(71)	(585)
Income before income tax expense	26,667	24,725	1,942
Provision for income taxes	(4,158)	(3,277)	(881)
Net income	22,509	21,448	1,061
Less: net income related to non-controlling interests	(9,234)	(10,851)	1,617
Net income attributable to Solaris	$13,275	$10,597	$2,678

Revenue

System Rental Revenue. Our system rental revenue increased $4.6 million, or 13%, to $39.7 million for the three months ended June 30, 2019 compared to $35.1 million for the three months ended June 30, 2018. This increase was primarily due to a 14% increase in mobile proppant systems on a fully utilized basis, due to increasing demand for our systems and enhancements to our product offering.

System Services Revenue. Our system services revenue increased $9.1 million, or 92%, to $19.0 million for the three months ended June  30, 2019 compared to $9.9 million for the three months ended June 30, 2018. System services revenue increased $8.1 million due to an increase in the number of our systems where we coordinate proppant delivered into our systems, in addition to a $1.0 million increase in field technician support to maintain systems and transportation of systems between customer sites.

Transloading Services Revenue. Our transloading services revenue increased $3.5 million, or 250%, to $4.9 million for the three months ended June 30, 2019 compared to $1.4 million for the three months ended June 30, 2018. This increase was primarily due to recognition of $3.2 million of deferred revenue and an increase in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Inventory Software Services Revenue. Our inventory software services revenue, which decreased $0.2 million, or 29% to $0.4 million for the three months ended June 30, 2019 compared to $0.7 million for the three months ended June 30, 2018, is related to Railtronix inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended June 30, 2019 and 2018 were $36.8 million and $22.4 million, respectively, which represented 57% and 47% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue increased as a result of an increase in system services expense in relation to proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $0.9 million, or 53%, to $2.6 million for the three months ended June 30, 2019 compared to $1.7 million for the three months ended June  30, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 6% and 5% for the three months ended June  30, 2019 and 2018, respectively.  Cost of system rental increased primarily due to an increase in the number of systems that were added to our fleet and deployed to customers. The average number of mobile proppant systems deployed to customers increased to 123 systems in the three months ended June  30, 2019 from 108 systems in the three months ended June  30, 2018.

Cost of system rental including depreciation and amortization expense increased $3.0 million, or 59%, to $8.0 million for the three months ended June 30, 2019 compared to $5.0 million for the three months ended June 30, 2018. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $10.0 million, or 85%, to $21.7 million for the three months ended June 30, 2019 compared to $11.7 million for the three months ended June 30, 2018. This increase was primarily due to an increase of $8.4 million in relation to services provided to coordinate proppant delivered to systems. Cost of system services also increased due to an increase in field labor and related costs of $0.8 million, coupled with increased third-party trucking services of $0.7 million to transport incremental systems deployed to customers.  The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the three months ended June 30, 2019.  For the three months ended June 30, 2019, the cost of system services as a percentage of system services revenue decreased to 114% compared to 118% for the three months ended June 30, 2018.

Cost of system services including depreciation and amortization expense increased $10.1 million, or 84%, to $22.1 million for the three months ended June 30, 2019 compared to $12.0 million for the three months ended June 30, 2018. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.2 million, or 40%, to $0.7 million for the three months ended June 30, 2019 compared to $0.5 million for the three months ended June 30, 2018 primarily due to increases in direct labor costs, fuel, utilities and maintenance related to increased transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense increased $0.6 million, or 102%, to $1.1 million for the three months ended June 30, 2019 compared to $0.5 million for the three months ended June 30, 2018 due to depreciation expense related to transloading facility and equipment, which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which remained consistent at $0.2 million for the three months ended June 30, 2019 and 2018, primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense remained consistent at $0.4 million for the three months ended June 30, 2019 and 2018. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 65%, to $6.6 million for the three months ended June 30, 2019 compared to $4.0 million for the three months ended June 30, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018 and during the six months ended June 30, 2019.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes, which remained consistent at $3.2 million for the three months ended June 30, 2019 and 2018, primarily includes corporate personnel labor costs and stock-based compensation expense related to restricted stock awards that were granted to certain employees and consultants.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $0.7 million, or 64%, to $1.8 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018 due primarily to an increase in professional fees.

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2019 and 2018 were related to loss on disposal of assets.

Provision for Income Taxes. During the three months ended June 30, 2019, we recognized a combined United States federal and state provision for income taxes of $4.2 million, an increase of $0.9 million as compared to $3.3 million we recognized during the three months ended June 30, 2018. This increase was attributable to higher operating income.

Net Income

Net income increased $1.1 million to $22.5 million for the three months ended June 30, 2019 compared to $21.4 million for the three months ended June 30, 2018, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	June 30,
	2019	2018	Change
	(in thousands)
Net income	$22,509	$21,448	$1,061
Depreciation and amortization	6,622	3,984	2,638
Interest expense, net	656	71	585
Income taxes (1)	4,158	3,277	881
EBITDA	$33,945	$28,780	$5,165
IPO bonuses (2)	—	307	(307)
Stock-based compensation expense (3)	1,178	939	239
Loss on disposal of assets	71	23	48
Adjusted EBITDA	$35,194	$30,049	$5,145

(1)	Federal and state income taxes.
(2)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.3 million in the three months ended June 30, 2018 that were granted to certain employees and consultants in connection with the IPO.

(3)	Represents stock-based compensation expense related to restricted stock awards of $1.2 million and $0.9 million in the three months ended June 30, 2019 and 2018, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018: EBITDA and Adjusted EBITDA

EBITDA increased $5.2 million to $33.9 million for the three months ended June 30, 2019 compared to $28.8 million for the three months ended June 30, 2018. Adjusted EBITDA increased $5.2 million to $35.2 million for the three months ended June 30, 2019 compared to $30.0 million for the three months ended June 30, 2018. EBITDA and Adjusted EBITDA increased 18% and 17% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, respectively. The increases were primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Revenue
System rental	$77,088	$62,532	$14,556
System services	30,468	17,446	13,022
Transloading services	10,714	1,847	8,867
Inventory software services	955	1,348	(393)
Total revenue	119,225	83,173	36,052
Operating costs and expenses:
Cost of system rental (excluding $10,707 and $5,995 of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively, shown separately)	4,899	3,101	1,798
Cost of system services (excluding $789 and $542 of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively, shown separately)	35,294	20,785	14,509
Cost of transloading services and other (excluding $820 and $15 of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively, shown separately)	1,399	867	532
Cost of proppant inventory software services (excluding $386 and $405 of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively, shown separately)	300	423	(123)
Depreciation and amortization	12,967	7,186	5,781
Salaries, benefits and payroll taxes	5,577	5,790	(213)
Selling, general and administrative (excluding $265 and $229 of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively, shown separately)	3,457	3,003	454
Other operating expenses	282	1,696	(1,414)
Total operating costs and expenses	64,175	42,851	21,324
Operating income	55,050	40,322	14,728
Interest expense, net	(767)	(155)	(612)
Total other expense	(767)	(155)	(612)
Income before income tax expense	54,283	40,167	14,116
Provision for income taxes	(8,339)	(5,304)	(3,035)
Net income	45,944	34,863	11,081
Less: net income related to non-controlling interests	(20,352)	(18,336)	(2,016)
Net income attributable to Solaris	$25,592	$16,527	$9,065

Revenue

System Rental Revenue. Our system rental revenue increased $14.6 million, or 23%, to $77.1 million for the six months ended June 30, 2019 compared to $62.5 million for the six months ended June 30, 2018. This increase was primarily due to a  22% increase in mobile proppant systems on a fully utilized basis, due to increasing demand for our systems and enhancements to our product offering.

System Services Revenue. Our system services revenue increased $13.0 million, or 75%, to $30.5  million for the six months ended June  30, 2019 compared to $17.4 million for the six months ended June  30, 2018. System services revenue increased $9.4 million due to an increase in the number of our systems where we coordinate proppant delivered into our systems, in addition to a $3.6 million increase in field technician support to maintain systems and transportation of systems between customer sites.

Transloading Services Revenue. Our transloading services revenue increased $8.9 million, or 494%, to $10.7 million for the six months ended June 30, 2019 compared to $1.8 million for the six months ended June 30, 2018. This increase was primarily due to recognition of $6.3 million of deferred revenue and an increase in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Inventory Software Services Revenue. Our inventory software services revenue, which decreased $0.3 million, or 23% to $1.0 million for the six months ended June 30, 2019 compared to $1.3 million for the six months ended June 30, 2018, is related to Railtronix inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the six months ended June 30, 2019 and 2018 were $64.2 million and $42.9 million, respectively, which represented 54% and 52% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue increased as a result of an increase in system services expense in relation to proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

 Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $1.8 million, or 58%, to $4.9 million for the six months ended June 30, 2019 compared to $3.1 million for the six months ended June  30, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 6% and 5% for the six months ended June  30, 2019 and 2018, respectively.  Cost of system rental increased primarily due to an increase in the number of systems that were added to our fleet and deployed to customers. The average number of systems deployed to customers increased to 118 systems in the six months ended June  30, 2019 from 97 systems in the six months ended June  30, 2018.

Cost of system rental including depreciation and amortization expense increased $6.5 million, or 72%, to $15.6 million for the six months ended June 30, 2019 compared to $9.1 million for the six months ended June 30, 2018. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $14.5 million, or 70%, to $35.3 million for the six months ended June 30, 2019 compared to $20.8 million for the six months ended June 30, 2018. This increase was primarily due to an increase of $9.4 million in relation to services provided to coordinate proppant delivered to systems. Cost of system services also increased due to an increase in field labor and related costs of $2.0 million, coupled with increased third-party trucking services of $2.1 million to transport incremental systems deployed to customers.  The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the six months ended June 30, 2019.  For the six months ended June 30, 2019, the cost of system services as a percentage of system services revenue decreased to 116% compared to 119% for the six months ended June 30, 2018.

Cost of system services including depreciation and amortization expense increased $14.8 million, or 69%, to $36.1 million for the six months ended June 30, 2019 compared to $21.3 million for the six months ended June 30, 2018. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.5 million, or 56%, to $1.4 million for the six months ended June 30, 2019 compared to $0.9 million for the six months ended June 30, 2018 primarily due to increases in direct labor costs, fuel, utilities and maintenance related to increased transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense increased $1.3 million, or 152%, to $2.2 million for the six months ended June 30, 2019 compared to $0.9 million for the six months ended June 30, 2018 due to depreciation expense related to transloading facility and equipment, which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which decreased $0.1 million, or 25%, to $0.3 million for the six months ended June 30, 2019 compared to $0.4 million for the six months ended June 30, 2018, primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense decreased $0.1 million, or 17%, to $0.7 million for the six months ended June 30, 2019 compared to $0.8 million for the six months ended June 30, 2018. This decrease was primarily attributable to the labor and software subscription costs. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $5.8 million, or 81%, to $13.0 million for the six months ended June 30, 2019 compared to $7.2 million for the six months ended June 30, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018.

Salaries, Benefits and Payroll Taxes. Salaries, benefits and payroll taxes decreased $0.2 million, or 3%, to $5.6 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. The decrease was driven by a decrease in stock-based compensation expense of $0.7 million primarily due to the vesting in 2018 of restricted stock awards that were granted to certain employees and consultants in connection with the IPO with one-year vesting terms. This decrease was partially offset by corporate personnel additions of $0.5 million.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $0.5 million, or 17%, to $3.5 million for the six months ended June 30, 2019 compared to $3.0 million for the six months ended June 30, 2018 due primarily to an increase in professional fees.

Other Operating Expenses. Other operating expenses decreased $1.4 million, or 83%, to $0.3 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018. Other operating expenses in the six months ended June 30, 2019 were related to $0.3 million loss on disposal of assets. Other operating expenses in the six months ended June 30, 2018 were primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Provision for Income Taxes. During the six months ended June 30, 2019, we recognized a combined United States federal and state provision for income taxes of $8.3 million, an increase of $3.0 million as compared to $5.3 million we recognized during the six months ended June 31, 2018. This increase was attributable to higher operating income.

Net Income

Net income increased $11.0 million to $45.9 million for the six months ended June 30, 2019 compared to $34.9 million for the six months ended June 30, 2018, due to the changes in revenues and expenses discussed above.

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

	Six months ended
	June 30,
	2019	2018	Change
	(in thousands)
Net income	$45,944	$34,863	$11,081
Depreciation and amortization	12,967	7,186	5,781
Interest expense, net	767	155	612
Income taxes (1)	8,339	5,304	3,035
EBITDA	$68,017	$47,508	$20,509
IPO bonuses (2)	—	896	(896)
Stock-based compensation expense (3)	2,040	1,861	179
Loss on disposal of assets	284	26	258
Non-recurring cash bonuses (4)	—	1,679	(1,679)
Adjusted EBITDA	$70,341	$51,970	$18,371

(1)	Federal and state income taxes.
(2)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million in the six months ended June 30, 2018 that were granted to certain employees and consultants in connection with the IPO.

(3)	Represents stock-based compensation expense related to restricted stock awards of $2.0 million and $1.9 million in the six months ended June 30, 2019 and 2018, respectively.
(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018: EBITDA and Adjusted EBITDA

EBITDA increased $20.5 million to $68.0 million for the six months ended June 30, 2019 compared to $47.5 million for the six months ended June 30, 2018. Adjusted EBITDA increased $18.4 million to $70.3 million for the six months ended June 30, 2019 compared to $52.0 million for the six months ended June 30, 2018. EBITDA and Adjusted EBITDA increased 43% and 35% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, respectively. The increases were primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and the November 2017 Offering. Our primary uses of capital have been capital expenditures to expand and enhance our proppant and chemical management system fleets, construct the Kingfisher Facility, acquire our manufacturing facility and certain intellectual property and acquire the assets of Railtronix. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry.

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500 million of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf. Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. expects to contribute net proceeds, if any, from an offering under the Universal Shelf to Solaris LLC for general corporate purposes, including to fund the Company’s capital program. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders. The Selling Stockholders have subsequently sold 2,305,955 shares of Class A common stock pursuant to an exemption under Rule 144 of the Securities Act, and as of June 30, 2019, 16,060,657 shares of Class A common stock remain available to offer and sell under the Universal Shelf.

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

As of June 30, 2019, cash totaled $29.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,		Change
	2019	2018	2019 vs. 2018
	(in thousands)
Net cash provided by operating activities	$57,439	$28,598	$28,841
Net cash used in investing activities	(28,679)	(86,102)	57,423
Net cash used in financing activities	(24,098)	(475)	(23,623)
Net change in cash	$4,662	$(57,979)	$62,641

Analysis of Cash Flow Changes for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Activities. Net cash provided by operating activities was $57.4 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $28.6 million for the six months ended June 30, 2018. The increase of $28.8 million in operating cash flow was primarily attributable to an increase in net income of $11.0 million primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering, as well as an increase in non-cash and working capital items.

Investing Activities. Net cash used in investing activities was $28.7 million for the six months ended June 30, 2019, compared to $86.1 million for the six months ended June 30, 2018. The decrease in investing activities of $57.4 million is primarily due to a decrease in the manufacturing rate of new proppant systems and completion of construction of the Kingfisher Facility in the third quarter of 2018. For the six months ended June  30, 2019, $27.9 million of investing activities were capital expenditures related to manufacturing new systems, including work in process. For the six months ended June  30, 2018, $75.5 million of investing activities were capital expenditures related to manufacturing new systems, $12.5 million related to the construction of our Kingfisher Facility and $2.3 million related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities was  $24.1 million for the six months ended June 30, 2019, compared to $0.5 million for the six months ended June 30, 2018. The increase in financing activities of $23.6 million was primarily related to $13.0 million to repay borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”), $9.5 million for quarterly dividends and $0.9 million for payments under insurance premium financing. Net cash used in financing activities of $0.5 million for the six months ended June 30, 2018 was primarily related to $1.0 million in debt issuance costs in connection with the 2018 Credit Agreement and $0.4 million repayments under insurance premium financing, partially offset by $0.8 million proceeds received from the exercise of stock options.

Debt Agreements

Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, Solaris LLC’s 2018 Credit Agreement (as defined herein). The 2019 Credit Agreement consists of an initial $50.0 million revolving loan commitment (the “Loan”) with a $25.0 million uncommitted accordion option to increase the Loan availability to $75.0 million. The term of the 2019 Credit Agreement expires on April 26, 2022.

Our obligations under the Loan are generally secured by a pledge of substantially all of the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the 2019 Credit Agreement). We have the option to prepay the loans at any time without penalty.

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

The 2019 Credit Agreement requires that we maintain ratios of (a) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (c) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3.0 million. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the 2019 Credit Agreement, excludes certain noncash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

The 2019 Credit Agreement also requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20.0 million, taking into account certain adjustments. Capital expenditures are not restricted unless borrowings under the Loan exceed $5.0 million for any 180 consecutive day period, in which case capital expenditures will be permitted up to $100.0 million plus any unused availability for capital expenditures from the immediately preceding fiscal year.

As of June 30, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0 million.

As of June 30, 2019, we were in compliance will all covenants in accordance with the 2019 Credit Agreement.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the six months ended June 30, 2019 from the amounts listed under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K/A. See Note 7. “Senior Secured Credit Facility” to our condensed consolidated financial statements for additional information.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended June 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $4,158 and $3,277, respectively. For the six months ended June 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $8,339 and $5,304, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of June 30, 2019 and December 31, 2018.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Expenses related to Texas franchise tax were approximately $270,000 and $175,000 for the three months ended June 30, 2019 and 2018, respectively. Expenses related to Texas franchise tax were approximately $459,000 and  $296,000 for the six months ended June 30, 2019 and 2018, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the six months ended June 30, 2019, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and the November 2017 Offering.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $301 of shortfall revenue during the six months ended June 30, 2019.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $19,154 and $25,458 as of June 30, 2019 and December 31, 2018, respectively, which will be recognized as Revenue from transloading services over the remaining two-year term of the modified agreement. The Company recognized $3,170 and $6,304 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. No deferred revenue was recorded or recognized as revenue during the three and six months ended June 30, 2018.

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

There was no impairment for the three and six months ended June 30, 2019 and 2018.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which the Company adopted under ASU No. 2016-02 “Leases (Topic 842)” effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating ROU assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and natural gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and natural gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and natural gas companies; or a significant sustained increase in worldwide inventories of oil or natural gas. There was no impairment for the three and six months ended June 30, 2019 and 2018.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of June 30, 2019 and December 31, 2018, we had $59.8 million and $58.1 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Payables Related to the Tax Receivable Agreement

As described in Note  9. “Income Taxes”    to our condensed consolidated financial statements, Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability relating to the Tax Receivable Agreement. We have determined it is more-likely-than not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings Solaris Inc. may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of June 30, 2019, for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. As of June 30, 2019, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June  30,  2019,  four customers collectively accounted for 53% of our total accounts receivable. As of December 31, 2018, three customers collectively accounted for 40% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June  30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a result of the determination of a material weakness in the Company’s internal control over financial reporting as described more fully in the Company’s Form 10-K/A for the fiscal year ended December 31, 2018 filed with the SEC on July 26, 2019 and the Company’s Form 10-Q/A for the three months ended March 31, 2019,  filed with the SEC on July 26, 2019, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

Management based its conclusion on the fact that the material weakness in disclosure controls and procedures and internal control over financial reporting that had existed December 31, 2018, as disclosed in the Company’s Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2018 filed with the SEC on July 26, 2019 and in the Company’s Quarterly Report on Form 10-Q/A, for the period ended March 31, 2019 filed with the SEC on July 26, 2019 had not been remediated at June 30, 2019, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. The material weakness and remedial steps being taken by the Company are discussed below.

Remediation

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes (i) new controls over the reconciliation and rollforward of equity and tax accounts, (ii) added levels of management review procedures and (iii) additional training for the personnel involved in the impairment determination processes and controls. The actions taken by the Company are subject to ongoing senior management review and Audit Committee oversight.

Management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies, or in appropriate circumstances determine to modify or not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Subject to these remediation efforts, that we implemented after June  30, 2019, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on July 26, 2019. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended June  30, 2019 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan	the Plan
April 1 - April 30	—		$—	—	N/A
May 1 - May 31	16,475	(1)	18.13	—	N/A
June 1 - June 30	—		—	—	N/A
Total	16,475	(1)	$18.13	—	N/A

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

10.1

Credit Agreement, dated as of April 26, 2019, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001 38090) filed with the Commission on May 1, 2019).

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

July 30, 2019	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 30, 2019	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)