Form 10-Q
period 2019-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2019-10-30
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2019

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

As of October 25, 2019, the registrant had 31,648,317  shares of Class A common stock, $0.01 par value per share, and 15,939,169 shares of Class B common stock, $0.00 par value per share, outstanding.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$51,686	$25,057
Accounts receivable, net	44,115	39,746
Prepaid expenses and other current assets	5,246	5,492
Inventories	7,481	10,470
Total current assets	108,528	80,765
Property, plant and equipment, net	311,253	296,538
Operating lease right-of-use assets	8,032	—
Goodwill	17,236	17,236
Intangible assets, net	3,956	4,540
Deferred tax assets	56,475	58,074
Other assets	660	1,454
Total assets	$506,140	$458,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,502	$9,127
Accrued liabilities	16,834	12,658
Current portion of deferred revenue	12,990	12,990
Current portion of operating lease liabilities	598	—
Current portion of finance lease liabilities	30	35
Other current liabilities	1,115	515
Total current liabilities	35,069	35,325
Senior secured credit facility	—	13,000
Deferred revenue, net of current	2,960	12,468
Operating lease liabilities, net of current	7,961	—
Finance lease liabilities, net of current	137	154
Payables related to Tax Receivable Agreement	67,987	56,149
Other long-term liabilities	494	633
Total liabilities	114,608	117,729
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 31,179 issued and 31,016 outstanding as of September 30, 2019 and 27,182 issued and 27,091 outstanding as of December 31, 2018	310	271
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,940 shares issued and outstanding as of September 30, 2019 and 19,627 issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	194,153	164,086
Retained earnings	62,517	35,507
Treasury stock (at cost), 163 shares and 91 shares as of September 30, 2019 and December 31, 2018, respectively	(2,522)	(1,414)
Total stockholders' equity attributable to Solaris	254,458	198,450
Non-controlling interest	137,074	142,428
Total stockholders' equity	391,532	340,878
Total liabilities and stockholders' equity	$506,140	$458,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
System rental	$36,638	$42,031	$113,726	$104,563
System services	18,153	12,053	48,621	29,499
Transloading services	4,417	2,000	15,131	3,847
Inventory software services	396	602	1,351	1,950
Total revenue	59,604	56,686	178,829	139,859

Operating costs and expenses:
Cost of system rental (excluding $5,773 and $4,133 and $16,481 and $10,128 of depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, respectively, shown separately) (1)	2,838	1,949	7,737	5,050
Cost of system services (excluding $384 and $347 and $1,173 and $889 of depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, respectively, shown separately) (1)	21,072	13,906	56,366	34,691
Cost of transloading services (excluding $411 and $529 and $1,231 and $544 of depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, respectively, shown separately) (1)	652	597	2,051	1,464
Cost of inventory software services (excluding $193 and $193 and $579 and $598 of depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, respectively, shown separately)	160	191	460	614
Depreciation and amortization	6,908	5,328	19,875	12,514
Selling, general and administrative (excluding $147 and $126 and $411 and $355 of depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, respectively, shown separately) (1)	4,933	3,869	13,967	12,662
Other operating expenses	248	56	529	1,752
Total operating costs and expenses	36,811	25,896	100,985	68,747
Operating income	22,793	30,790	77,844	71,112
Interest expense, net (2)	(8)	(116)	(775)	(271)
Total other expense	(8)	(116)	(775)	(271)
Income before income tax expense	22,785	30,674	77,069	70,841
Provision for income taxes	(3,703)	(4,237)	(12,042)	(9,541)
Net income	19,082	26,437	65,027	61,300
Less: net income related to non-controlling interests	(7,684)	(13,418)	(28,036)	(31,754)
Net income attributable to Solaris	$11,398	$13,019	$36,991	$29,546

Earnings per share of Class A common stock – basic	$0.36	$0.49	$1.33	$1.13
Earnings per share of Class A common stock – diluted	$0.36	$0.49	$1.33	$1.12

Basic weighted-average shares of Class A common stock outstanding	30,951	26,197	27,270	25,216
Diluted weighted-average shares of Class A common stock outstanding	30,980	26,329	27,317	25,380

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$10	$—	$24	$5
Cost of system services	71	51	187	132
Cost of transloading services	5	1	12	1
Selling, general and administrative	1,139	286	3,042	3,002
Stock-based compensation expense	$1,225	$338	$3,265	$3,140

(2)Interest expense includes $528 of unamortized debt issuance costs written-off in the nine months ended September 30, 2019 in connection with the amended and restated 2019 Credit Agreement.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	304	16,382	—	188,458	44,173	119	(1,845)	126,773	357,863
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	442	4	(442)	—	3,571	—	—	—	(3,575)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(397)	—	—	—	—	(397)
Stock option exercises	11	—	—	—	48	—	—	—	(20)	28
Stock-based compensation	—	—	—	—	809	—	—	—	428	1,237
Vesting of restricted stock	51	1	—	—	245	—	16	(299)	(246)	(299)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,164)	—	—	—	(3,164)
Net income	—	—	—	—	—	13,275	—	—	9,234	22,509
Balance at June 30, 2019	30,905	$309	15,940	$—	$192,734	$54,284	135	$(2,144)	$131,000	$376,183
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	143	—	—	—	—	143
Stock-based compensation	—	—	—	—	833	—	—	—	429	1,262
Vesting of restricted stock	111	1	—	—	443	—	28	(378)	(445)	(379)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,165)	—	—	—	(3,165)
Net income	—	—	—	—	—	11,398	—	—	7,684	19,082
Balance at September 30, 2019	31,016	$310	15,940	$—	$194,153	$62,517	163	$(2,522)	$137,074	$391,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2018
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$117,638	$(4,174)	16	$(261)	$140,850	$254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	5,904	59	(5,904)	—	31,317	—	—	—	(31,376)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(171)	—	—	—	—	(171)
Stock option exercises	235	3	—	—	1,047	—	—	—	(374)	676
Stock-based compensation	—	—	—	—	989	—	—	—	885	1,874
Net income	—	—	—	—	—	5,930	—	—	7,485	13,415
Balance at March 31, 2018	25,149	252	20,907	—	150,820	1,756	16	(261)	117,470	270,037
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	269	3	(269)	—	1,549	—	—	—	(1,552)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	753	—	—	—	—	753
Stock option exercises	56	—	—	—	171	—	—	—	(11)	160
Stock-based compensation	—	—	—	—	964	—	—	—	781	1,745
Vesting of restricted stock	346	3	—	—	895	—	—	—	(898)	—
Other	—	—	—	—	60	—	—	—	—	60
Net income	—	—	—	—	—	10,597	—	—	10,851	21,448
Balance at June 30, 2018	25,820	$258	20,638	$—	$155,212	$12,353	16	$(261)	$126,641	$294,203
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	528	5	(528)	—	3,417	—	—	—	(3,422)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	842	—	—	—	—	842
Stock option exercises	36	—	—	—	312	—	1	(9)	(207)	96
Stock-based compensation	—	—	—	—	222	—	—	—	310	532
Vesting of restricted stock	223	3	—	—	1,111	—	74	(1,140)	(1,114)	(1,140)
Net income	—	—	—	—	—	13,019	—	—	13,418	26,437
Balance at September 30, 2018	26,607	$266	20,110	$—	$161,116	$25,372	91	$(1,410)	$135,626	$320,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$65,027	$61,300
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,875	12,514
Loss on disposal of asset	181	222
Stock-based compensation	3,265	3,140
Amortization of debt issuance costs	709	218
Write-off of deposit	202	—
Deferred income tax expense	11,284	9,000
Other	(165)	651
Changes in operating assets and liabilities:
Accounts receivable	(4,369)	(21,599)
Prepaid expenses and other assets	2,088	(3,667)
Inventories	(2,555)	(8,575)
Accounts payable	(3,909)	441
Accrued liabilities	6,424	3,894
Deferred revenue	(9,508)	—
Net cash provided by operating activities	88,549	57,539
Cash flows from investing activities:
Investment in property, plant and equipment	(32,914)	(125,013)
Proceeds from disposal of assets	130	—
Investment in intangible assets	—	(6)
Cash received from insurance proceeds	618	160
Net cash used in investing activities	(32,166)	(124,859)
Cash flows from financing activities:
Payments under finance leases	(26)	(21)
Payments under insurance premium financing	(1,443)	(841)
Proceeds from stock option exercises	294	932
Payments related to purchase of treasury stock	(1,108)	(1,140)
Repayment of senior secured credit facility	(13,000)	8,000
Payments related to debt issuance costs	(197)	(1,014)
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(14,274)	—
Other	—	60
Net cash provided by (used in) financing activities	(29,754)	5,976

Net increase (decrease) in cash	26,629	(61,344)
Cash at beginning of period	25,057	63,421
Cash at end of period	$51,686	$2,077

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$559	$501
Property and equipment additions incurred but not paid at period-end	235	6,309
Property, plant and equipment additions transferred from inventory	5,355	7,532
Financing:
Insurance premium financing	1,869	1,552
Cash paid for:
Interest	200	118
Income Taxes	663	314

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

1.    Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals used in hydraulic fracturing of oil and natural gas wells. The systems are designed to address the challenges associated with transferring large quantities of proppant and chemicals to the well site, including the cost and management of last mile logistics, which includes coordinating proppant delivery to systems. Our systems are deployed in most of the active oil and natural gas basins in the United States.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “Solaris Inc.” or the “Company”) is the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income attributable to the holders of Solaris Inc.’s Class A common stock

All material intercompany transactions and balances have been eliminated upon consolidation.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was zero as of September 30, 2019 and December 31, 2018.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. There were no impairments recorded for the three and nine months ended September 30, 2019 and 2018.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”), as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $195 for each of the three months ended September 30, 2019 and 2018. The Company recorded amortization expense of $584 and $606 for the nine months ended September 30, 2019 and 2018, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of September 30, 2019:
Customer relationships	$4,703	$(1,232)	$3,471
Software acquired in the acquisition of Railtronix	346	(91)	255
Non-competition agreement	225	(82)	143
Patents and other	114	(27)	87
Total identifiable intangibles	$5,388	$(1,432)	$3,956

As of December 31, 2018:
Customer relationships	$4,703	$(727)	$3,976
Software acquired in the acquisition of Railtronix	346	(54)	292
Non-competition agreement	225	(49)	176
Patents and other	114	(18)	96
Total identifiable intangibles	$5,388	$(848)	$4,540

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

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of September 30, 2019 and December 31, 2018, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the three and nine months ended September 30, 2019 and 2018.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There was no impairment indicators for the three and nine months ended September 30, 2019 and 2018.

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

Revenues from system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. When the Company provides system services including field supervision and support, we determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $221 and $522 of shortfall revenue during the three and nine months ended September 30, 2019, respectively.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $15,950 and $25,458 as of September 30, 2019 and December 31, 2018, respectively, which will be recognized as revenue from transloading services. The Company recognized $3,203 and $9,508 of deferred revenue as revenue from transloading services in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.  Refer to Note 13. “Subsequent Events” for termination information on this agreement and recognition of the remaining deferred revenue. No deferred revenue was recorded or recognized as revenue during the three and nine months ended September 30, 2018.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the condensed consolidated statements of operations based on their fair values on the date of grant. The Company recognizes expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no research and development costs for the three and nine months ended September 30, 2019 and 2018.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of September 30, 2019, we had no borrowings under the 2019 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended September 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $3,703 and $4,237, respectively. For the nine months ended September 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $12,042 and $9,541, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of September 30, 2019 and December 31, 2018.

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

Payable Related to the Tax Receivable Agreement

In connection with the Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of September 30, 2019 and December 31, 2018, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $67,987 and $56,149, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the nine months ended September 30, 2019.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2019 and December 31, 2018, there were no environmental matters deemed probable.

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

Accounting Standards Recently Issued But Not Yet Adopted

There are no accounting standards recently issued, but not yet adopted which are expected to impact our condensed consolidated financial statements.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at September  30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepaid purchase orders	$1,106	$2,802
Prepaid insurance	1,481	576
Deposits	901	882
Incentive receivables and other assets	1,758	1,232
Prepaid expenses and other current assets	$5,246	$5,492

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at September  30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Systems and related equipment	$287,565	$258,600
Systems in process	16,437	11,245
Transloading facility and equipment	40,254	40,218
Computer hardware and software	1,238	1,185
Machinery and equipment	5,216	5,126
Vehicles	8,044	8,334
Buildings	4,339	4,280
Land	612	612
Furniture and fixtures	284	282
Property, plant and equipment, gross	363,989	329,882
Less: accumulated depreciation	(52,736)	(33,344)
Property, plant and equipment, net	$311,253	$296,538

Depreciation expense for the three months ended September 30, 2019 and 2018 was $6,713  and $5,133, respectively, of which $5,773 and $4,133 is attributable to cost of system rental, $384 and $347 is attributable to cost of system services, $411 and $529 is attributable to cost of transloading services and $145 and $124 is attributable to selling, general and administrative expenses, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $19,291 and $11,908, respectively, of which $16,481 and $10,128 is attributable to cost of system rental, $1,173 and $889 is attributable to cost of system services, $1,231 and $544 is attributable to cost of transloading services and $406 and $347 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $187 and $182 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended September  30, 2019 and 2018, respectively. The Company capitalized $559 and $501 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the nine months ended September 30, 2019 and 2018, respectively.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following at September  30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Property, plant and equipment	$194	$2,153
Employee related expenses	3,996	4,500
Selling, general and administrative	1,491	944
Cost of revenue	5,700	2,702
Excise, franchise and sales taxes	4,045	1,461
Ad valorem taxes	1,306	774
Other	102	124
Accrued liabilities	$16,834	$12,658

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

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest. The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. As of September  30, 2019 and December 31, 2018, the Company had property, plant and equipment under finance leases with a cost of $299 and accumulated depreciation of $101 and $85, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost (1) (2)	$297	$890

Finance lease cost
Amortization of ROU assets	8	25
Interest on lease liabilities	1	1
Total finance lease cost	$9	$26

(1)	Includes short term leases.

(2)

Operating lease costs of $185,  $20 and $92 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended September 30, 2019, respectively. Operating lease costs of $556,  $58 and $276 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the nine months ended September 30, 2019, respectively. No variable lease costs were recognized during the three and nine months ended September 30, 2019.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$1,432
2020	1,375
2021	1,299
2022	1,093
2023	1,092
Thereafter	9,725
Total minimum lease payments	$16,016

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder of)	$243	14
2020	1,116	35
2021	1,060	33
2022	1,091	33
2023	1,100	33
Thereafter	9,463	36
Total future minimum lease payments	14,073	184
Less: effects of discounting	(5,514)	(17)
Total lease liabilities	$8,559	$167

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$877
Financing cash flows from finance leases	9	26

Other information related to leases was as follows:

September 30,
2019
Weighted Average Remaining Lease Term
Operating leases	13.9 years
Finance leases	5.4 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

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

As of September 30, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

As of September 30, 2019 we were in compliance will all covenants in accordance with the 2019 Credit Agreement.

On January 19, 2018, Solaris LLC entered into a credit agreement (the “2018 Credit Agreement”) which consisted of a $50,000 advancing term loan (the “Advance Loan”) and a $20,000 revolving loan, with a $10,000 uncommitted accordion option to increase the total revolving loans (the “Revolving Loan”, and together with the Advance Loan, the “Loans”). The 2019 Credit Agreement replaced, in its entirety, the 2018 Credit Agreement.

As of December 31, 2018 we had $13,000 of borrowings outstanding under the 2018 Credit Agreement. During the three and nine months ended September 30, 2019, all outstanding borrowings were repaid and as of September  30, 2019.

Borrowings under the 2018 Credit Agreement bore interest at one-month LIBOR plus an applicable margin and interest were payable monthly. The applicable margin ranged from 3.00% to 3.50% depending on our senior leverage ratio. Borrowings under the Revolving Loan had a weighted average interest rate of 5.49% for the nine months ended September 30, 2019. The 2018 Credit Agreement required that we pay a monthly commitment fee on undrawn amounts of the Revolving Loan, ranging from 0.25% to 0.50% depending upon the average outstanding balance of the obligations relative to the Revolving Loan commitments.

8.    Equity

On September 26, 2019, Solaris Inc. paid a quarterly cash dividend of $0.10 per share of Class A common stock. Solaris LLC paid a distribution of $4,759, or $0.10 per Solaris LLC Unit, to all Solaris LLC unitholders as of September 19, 2019, $3,165 of which was paid to Solaris Inc. Solaris Inc. used the proceeds from the distribution to pay the dividend to all holders of shares of Class A common stock as of September 19, 2019, which totaled $3,165, including $64 related to shares of restricted stock.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. As of September  30,  2019, 522,285 options have been exercised, 33,348 forfeited and 35,628 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three and nine months ended September  30, 2019 and 2018, the Company did not recognize stock-based compensation expense on options.

The Company accounts for its stock-based compensation including grants of restricted stock in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the three and nine months ended September  30, 2019 and 2018:

	Restricted Stock Awards
	2019	2018
Unvested at January 1,	411,497	1,218,265
Awarded	375,068	2,120
Vested	(706)	—
Forfeited	(405)	(848)
Unvested at March 31,	785,454	1,219,537
Awarded	29,847	—
Vested	(67,674)	(345,520)
Forfeited	(7,896)	(21,495)
Unvested at June 30,	739,731	852,522
Awarded	43,830	86,544
Vested	(138,821)	(297,371)
Forfeited	(9,644)	(223,988)
Unvested at September 30,	635,096	417,707

For the three months ended September  30, 2019, the Company recognized $10,  $71, $5 and $1,139 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and selling, general and administrative, respectively, in the condensed consolidated statements of operations and $37 within property, plant and equipment, net in the condensed consolidated balance sheets. For the nine months ended September  30, 2019, the Company recognized $24,  $187,  $12 and $3,042 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and selling, general and administrative, respectively, in the condensed consolidated statements of operations and $133 within property, plant and equipment, net in the condensed consolidated balance sheets. Compensation expense includes adjustment for forfeitures as incurred. As of September  30,  2019,  635,096 shares of restricted stock are issued and are outstanding. 1,497 shares, 350,907 shares, 149,688 shares and 133,004 shares of restricted stock vest in 2019, 2020, 2021 and 2022, respectively.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three and nine months ended September  30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income per share:	2019	2018	2019	2018
Numerator
Net income attributable to Solaris	$11,398	$13,019	$36,991	$29,546
Less income attributable to participating securities (1)	(245)	(251)	(817)	(1,042)
Net income attributable to common stockholders	$11,153	$12,768	$36,174	$28,504

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	30,951	26,197	27,270	25,216
Effect of dilutive securities:
Stock options	29	132	47	164
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	30,980	26,329	27,317	25,380

Earnings per share of Class A common stock - basic	$0.36	0.49	1.33	1.13
Earnings per share of Class A common stock - diluted	$0.36	0.49	1.33	1.12

(1) The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class B common stock	15,939	20,398	15,598	21,085
Restricted stock awards	129	195	242	524
Total	16,068	20,593	15,840	21,609

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

The effective combined United States federal and state income tax rates were 14.80% and 13.98% for the three months ended September  30, 2019 and 2018, respectively. The effective combined United States federal and state income tax rates were 14.88% and 13.54% for the nine months ended September  30, 2019 and 2018, respectively. For the three and nine months ended September  30, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

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

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of September  30, 2019 and December 31, 2018, the Company’s uncertain tax benefits totaling $816 are reported as a component of the net deferred tax asset in the condensed consolidated balance sheets. The full balance of unrecognized tax benefits as of September  30, 2019, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of September  30, 2019, the Company has not accrued any penalties or interest.

Payables Related to the Tax Receivable Agreement

As of September  30, 2019, our liability under the Tax Receivable Agreement was $67,987, representing 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

10.  Concentrations

For the three months ended September  30, 2019, two customers accounted for  14% and 12% of the Company’s revenue. For the three months ended September  30, 2018, two customers accounted for 13%, and 10% of the Company’s revenue. For the nine months ended September  30, 2019, four customers accounted for 14%,  11%,  11% and 10% of the Company’s revenue. For the nine months ended September 30, 2018, three customers accounted for 16%,  10% and 10% of the Company’s revenue. As of September  30, 2019, four customers accounted for 14%,  14%,  12% and 10% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 20%,  10% and 10% of the Company’s accounts receivable.

For the three months ended September  30, 2019, one supplier accounted for 38% of the Company’s total purchases. For the three months ended September  30, 2018, two suppliers accounted for 17% and 12% of the Company’s total purchases. For the nine months ended September  30, 2019, one supplier accounted for 17% of the Company’s total purchases. For the nine months ended September  30, 2018, two suppliers accounted for 14% and 12% of the Company’s total purchases. As of September  30, 2019, one supplier accounted for 77% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 13% of the Company’s accounts payable.

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

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2019:

	For the Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$243	$1,116	$1,060	$1,091	$1,100	$9,463	$14,073
Finance lease obligations (2)	14	35	33	33	33	36	184
Commitment fees on Revolving Loan (3)	32	125	125	40	—	—	322
Purchase commitments (4)	—	2,588	2,217	—	—	—	4,805
Other commitments	32	274	255	37	2	—	600
Total	$321	$4,138	$3,690	$1,201	$1,135	$9,499	19,984

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

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of September  30, 2019 and December 31, 2018, the Company had commitments of approximately $4,805 and $18,998, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of September  30, 2019, one milestone had been achieved and the Company paid and recognized $1,625 in June 2018 in other operating expense in the condensed consolidated statements of operations. However, as of September  30, 2019, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $9,477 as of September  30, 2019. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 6. “Leases” for operating lease discussion.

12.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. The costs incurred in connection with these services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September  30, 2019 and 2018, Solaris LLC paid $217 and $164, respectively, for these services. For the nine months ended September 30, 2019 and 2018, Solaris LLC paid $836 and $503, respectively, for these services. As of September  30, 2019 and December 31, 2018, the Company included $231 and $232, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September  30, 2019 and December 31, 2018, the Company included $78 and $103,  respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheets.

These costs are primarily incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 9. “Income Taxes” for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

13.  Subsequent Events

Kingfisher Facility

The Company has received notice from the customer party to the Company’s agreement for sand storage and transloading at the Company’s Kingfisher Facility that the customer intends to terminate the agreement effective December 31, 2019. The remaining term of the agreement will provide for replacement volumes by which the transloading activity of a third party during the fourth quarter of 2019 can be used to offset existing minimum contracted volumes related to the agreement. The agreement was previously partially terminated in December 2018, at which point the Company received a $25,980 partial termination fee. As of September 30, 2019, $15,950 of the partial termination fee is reported as deferred revenue in the Company’s Condensed Consolidated Balance Sheets. The Company anticipates being paid $1,680 in 2020 after termination of the agreement.  Assuming termination occurs during the fourth quarter of 2019, deferred revenue of $17,630 will be recognized over the term of the remaining performance obligations of the Company, which would conclude on December 31, 2019. The Company is currently engaged in discussions with potential customers regarding utilization of capacity at the Kingfisher Facility. The Company will continue to assess the carrying values of the assets at the Kingfisher Facility and if circumstances lead the Company to believe they may not be recoverable, the Company may incur an impairment charge in the future.

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

Executive Summary

We design, manufacture, rent and service specialized equipment that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from the rental and service of our patented mobile proppant management systems that unload, store and deliver proppant used in hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States.

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

Recent Trends and Outlook

Demand for our products and services is predominantly driven by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

The Baker Hughes US Land rig count decreased 7% in third quarter 2019 sequentially from second quarter 2019 and was down 13% from third quarter 2018. The US land rig count continued to decrease in the fourth quarter 2019, down 10% as of October 18, 2019, from average third quarter 2019 levels. These recent declines have been partially driven by continued efficiency gains as a result of new technologies deployed in the oilfield that have reduced the time required to drill and complete oil and gas wells.

As a result of these decreased drilling and completion times, we believe oil and gas operators spent a disproportionate amount of their annual budgets in the first half of the year, which resulted in lower spending and activity that began in September and impacted third quarter results, but could also reduce the level of capital spending, and related equipment demand, in the fourth quarter of 2019. In addition, some oil and gas operators have recently committed to generate free cash flow and spend within budgets, a significant change from recent years where operators outspent their cash flow.

Our system rental activity in 2019 has followed these overall trends. During the third quarter 2019 we averaged 115 fully utilized mobile proppant systems, which was down 7% sequentially from the second quarter 2019 and down 10% from third quarter 2018.

Our fleet currently consists of 166 mobile proppant management systems, which is up 14% from 146 systems a year ago, and 14 mobile chemical management systems. We do not expect to add any additional systems for the remainder of 2019.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems, transportation of proppant to the well site and field supervision and support. The system rental and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The rentals and services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems and related services on a monthly basis.

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

Our cost of transloading services (excluding depreciation and amortization) consists primarily of direct labor costs, fuel, utilities, and maintenance.

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

Our selling, general and administrative expenses are comprised of the salaries and related benefits for several functional areas of our organization, including sales and commercial, research and development, accounting and corporate administrative, as well as office rent, marketing expenses and third-party professional service providers.

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

Fully Utilized System Count

The fully utilized system count is calculated as the total number of revenue days divided by the number of days in the period. We view the fully utilized system count as the best measure to track utilization and changes in rental activity on a period-over-period basis as the majority of our systems are rented on a monthly basis.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Revenue
System rental	$36,638	$42,031	$(5,393)
System services	18,153	12,053	6,100
Transloading services	4,417	2,000	2,417
Inventory software services	396	602	(206)
Total revenue	59,604	56,686	2,918
Operating costs and expenses:
Cost of system rental (excluding $5,773 and $4,133 of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively, shown separately) (1)	2,838	1,949	889
Cost of system services (excluding $384 and $347 of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively, shown separately) (1)	21,072	13,906	7,166
Cost of transloading services (excluding $411 and $529 of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively, shown separately) (1)	652	597	55
Cost of inventory software services (excluding $193 and $193 of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively, shown separately)	160	191	(31)
Depreciation and amortization	6,908	5,328	1,580
Selling, general and administrative (excluding $147 and $126 of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively, shown separately)	4,933	3,869	1,064
Other operating expenses	248	56	192
Total operating costs and expenses	36,811	25,896	10,915
Operating income	22,793	30,790	(7,997)
Interest expense, net	(8)	(116)	108
Total other expense	(8)	(116)	108
Income before income tax expense	22,785	30,674	(7,889)
Provision for income taxes	(3,703)	(4,237)	534
Net income	19,082	26,437	(7,355)
Less: net income related to non-controlling interests	(7,684)	(13,418)	5,734
Net income attributable to Solaris	$11,398	$13,019	$(1,621)

Revenue

System Rental Revenue. Our system rental revenue decreased $5.4 million, or 13%, to $36.6 million for the three months ended September 30, 2019 compared to $42.0 million for the three months ended September 30, 2018. This decrease was primarily due to a 11% decrease in mobile proppant systems on a fully utilized basis, due to lower rig count and hydraulic fracturing activities as a result of operating efficiencies in completion activities and substantial spend by oil and gas companies relative to their full year budgets.

System Services Revenue. Our system services revenue increased $6.1 million, or 50%, to $18.2 million for the three months ended September  30, 2019 compared to $12.1 million for the three months ended September 30, 2018. System services revenue increased $7.6 million due to an increase in services provided to coordinate proppant delivered into our systems, partially offset by a  decrease of $1.5 million in field technician support to maintain systems and transportation of systems between customer sites.

Transloading Services Revenue. Our transloading services revenue increased $2.4 million,  or 120%, to $4.4 million for the three months ended September 30, 2019 compared to $2.0 million for the three months ended September 30, 2018. This increase was primarily due to recognition of $3.2 million of deferred revenue partially offset by a decrease in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Inventory Software Services Revenue. Our inventory software services revenue decreased $0.2 million, or 33%, to $0.4 million for the three months ended September 30, 2019 compared to $0.6 million for the three months ended September 30, 2018, related to Railtronix inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the three months ended September 30, 2019 and 2018 were $36.8 million and $25.9 million, respectively, which represented 62% and 46% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of an increase in the number of our systems where we coordinate proppant delivered into our systems, coupled with an increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue increased as a result of an increase in system services expense in relation to proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $0.9 million, or 47%, to $2.8 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September  30, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 8% and 5%  for the three months ended September  30, 2019 and 2018, respectively.  Cost of system rental increased primarily due to an increase in maintenance expense, in addition to ad valorem and other fixed costs as a result of an increase in the number of systems that were added to our fleet. The average number of mobile proppant systems in the fleet increased to 165 systems in the three months ended September  30, 2019 from 134 systems in the three months ended September  30, 2018.

Cost of system rental including depreciation and amortization expense increased $2.5 million, or 41%, to $8.6 million for the three months ended September 30, 2019 compared to $6.1 million for the three months ended September 30, 2018. This increase was primarily attributable to the increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $7.2 million, or 52%, to $21.1 million for the three months ended September 30, 2019 compared to $13.9 million for the three months ended September 30, 2018. This increase was primarily due to an increase of $7.9 million in relation to services provided to coordinate proppant delivered to systems, partially offset by decreases in third-party trucking services of $0.5 million to transport incremental systems deployed to customers. For the three months ended September 30, 2019, the cost of system services as a percentage of system services revenue increased to 116% compared to 115% for the three months ended September 30, 2018.

Cost of system services including depreciation and amortization expense increased $7.2 million, or 51%, to $21.4 million for the three months ended September 30, 2019 compared to $14.3 million for the three months ended September 30, 2018. This increase was primarily attributable to the factors mentioned above.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.1 million, or 17%, to $0.7 million for the three months ended September 30, 2019 compared to $0.6 million for the three months ended September 30, 2018 primarily due to increases in direct labor costs, fuel, utilities and maintenance related to transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense decreased $0.1 million, or 9%, to $1.1 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended

September 30, 2018 due to depreciation expense related to transloading facility and equipment, which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which remained consistent at $0.2 million for the three months ended September 30, 2019 and 2018, primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense remained consistent at $0.4 million for the three months ended September 30, 2019 and 2018. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 30%, to $6.9 million for the three months ended September 30, 2019 compared to $5.3 million for the three months ended September 30, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018 and during the nine months ended September 30, 2019.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.1 million, or 28%, to  $5.0 million for the three months ended September 30, 2019 compared to $3.9 million for the three months ended September 30, 2018 due primarily to an increase in stock-based compensation, labor and professional fees.

Other Operating Expenses. Other operating expenses for the three months ended September 30, 2019 and 2018 were primarily related to loss on disposal of assets.

Provision for Income Taxes. During the three months ended September 30, 2019, we recognized a combined United States federal and state provision for income taxes of $3.7 million, a decrease of $0.5 million as compared to $4.2 million we recognized during the three months ended September 30, 2018. This decrease was attributable to lower operating income. The effective combined United States federal and state income tax rates were 14.80% and 13.98% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

Net Income

Net income decreased $7.4 million, or 28%, to $19.1 million for the three months ended September 30, 2019 compared to $26.4 million for the three months ended September 30, 2018, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	September 30,
	2019	2018	Change
	(in thousands)
Net income	$19,082	$26,437	$(7,355)
Depreciation and amortization	6,908	5,328	1,580
Interest expense, net	8	116	(108)
Income taxes (1)	3,703	4,237	(534)
EBITDA	$29,701	$36,118	$(6,417)
Stock-based compensation expense (2)	1,225	338	887
Loss on disposal of assets	99	51	48
Severance	154	—	154
Adjusted EBITDA	$31,179	$36,507	$(5,328)

(1)	Federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards of $1.2 million and $0.3 million in the three months ended September 30, 2019 and 2018, respectively.
(3)	Other is primarily related to severance costs.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018: EBITDA and Adjusted EBITDA

EBITDA decreased $6.4 million to $29.7 million for the three months ended September 30, 2019 compared to $36.1 million for the three months ended September 30, 2018. Adjusted EBITDA decreased $5.3 million to $31.2 million for the three months ended September 30, 2019 compared to $36.5 million for the three months ended September 30, 2018. EBITDA and Adjusted EBITDA decreased 18% and 15% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, respectively. The decreases were primarily due to lower rig count and hydraulic fracturing activities as a result of operating efficiencies in completion activities and substantial spend by oil and gas companies relative to their full year budgets.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Revenue
System rental	$113,726	$104,563	$9,163
System services	48,621	29,499	19,122
Transloading services	15,131	3,847	11,284
Inventory software services	1,351	1,950	(599)
Total revenue	178,829	139,859	38,970
Operating costs and expenses:
Cost of system rental (excluding $16,481 and $10,128 of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively, shown separately)	7,737	5,050	2,687
Cost of system services (excluding $1,173 and $889 of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively, shown separately)	56,366	34,691	21,675
Cost of transloading services and other (excluding $1,231 and $544 of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively, shown separately)	2,051	1,464	587
Cost of inventory software services (excluding $579 and $598 of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively, shown separately)	460	614	(154)
Depreciation and amortization	19,875	12,514	7,361
Selling, general and administrative (excluding $411 and $355 of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively, shown separately)	13,967	12,662	1,305
Other operating expenses	529	1,752	(1,223)
Total operating costs and expenses	100,985	68,747	32,238
Operating income	77,844	71,112	6,732
Interest expense, net	(775)	(271)	(504)
Total other expense	(775)	(271)	(504)
Income before income tax expense	77,069	70,841	6,228
Provision for income taxes	(12,042)	(9,541)	(2,501)
Net income	65,027	61,300	3,727
Less: net income related to non-controlling interests	(28,036)	(31,754)	3,718
Net income attributable to Solaris	$36,991	$29,546	$7,445

Revenue

System Rental Revenue. Our system rental revenue increased $9.2 million, or 9%, to $113.7 million for the nine months ended September 30, 2019 compared to $104.6 million for the nine months ended September 30, 2018. This increase was primarily due to a  9% increase in mobile proppant systems on a fully utilized basis, due to increasing demand for our systems and enhancements to our product offering.

System Services Revenue. Our system services revenue increased $19.1 million, or 65%, to $48.6  million for the nine months ended September  30, 2019 compared to $29.5 million for the nine months ended September  30, 2018. System services revenue increased $17.0 million due to an increase in services provided to coordinate proppant delivered into our systems, in addition to a $2.1 million increase in field technician support to maintain systems and transportation of systems between customer sites.

Transloading Services Revenue. Our transloading services revenue increased $11.3 million, or 297%, to $15.1 million for the nine months ended September 30, 2019 compared to $3.8 million for the nine months ended September 30, 2018. This increase was primarily due to recognition of $9.5 million of deferred revenue and an increase in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Inventory Software Services Revenue. Our inventory software services revenue, which decreased $0.6 million, or 30% to $1.4 million for the nine months ended September 30, 2019 compared to $2.0 million for the nine months ended September 30, 2018, is related to Railtronix inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Operating Expenses

Total operating costs and expenses for the nine months ended September 30, 2019 and 2018 were $101.0 million and $68.7 million, respectively, which represented 56% and 49% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers and services thereof, coupled with the related increase in depreciation and amortization expense. Total operating costs as a percentage of total revenue increased as a result of an increase in system services expense in relation to proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

 Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $2.6 million, or 51%, to $7.7 million for the nine months ended September 30, 2019 compared to $5.1 million for the nine months ended September  30, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 7% and 5% for the nine months ended September  30, 2019 and 2018, respectively.  Cost of system rental increased primarily due to an increase in ad valorem and other fixed costs as a result of an increase in the number of systems that were added to our fleet. The average number of systems deployed to customers increased to 117 systems in the nine months ended September  30, 2019 from 107 systems in the nine months ended September  30, 2018.

Cost of system rental including depreciation and amortization expense increased $9.0 million, or 59%, to $24.2 million for the nine months ended September 30, 2019 compared to $15.2 million for the nine months ended September 30, 2018. This increase was primarily attributable to the increase in systems that were deployed to customers and an increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $21.7 million, or 63%, to $56.4 million for the nine months ended September 30, 2019 compared to $34.7 million for the nine months ended September 30, 2018. This increase was primarily due to an increase of $17.3 million in relation to services provided to coordinate proppant delivered to systems. Cost of system services also increased due to an increase in field labor and related costs of $2.1 million, coupled with increased third-party trucking services of $1.4 million to transport incremental systems deployed to customers. The increase in field labor and related costs was driven by an increase in the number of field technicians required to support the increased number of systems deployed during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the cost of system services as a percentage of system services revenue decreased to 116% compared to 118% for the nine months ended September 30, 2018.

Cost of system services including depreciation and amortization expense increased $22.0 million, or 62%, to $57.5 million for the nine months ended September 30, 2019 compared to $35.6 million for the nine months ended September 30, 2018. This increase was primarily attributable to the factors mentioned above, as well as an increase in depreciation expense related to additional light-duty field trucks that we purchased to support our increased activity.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.6 million, or 40%, to $2.1 million for the nine months ended September 30, 2019 compared to $1.5 million for the nine months ended September 30, 2018 primarily due to increases in direct labor costs, fuel, utilities and maintenance related to increased transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense increased $1.3 million, or 65%, to $3.3 million for the nine months ended September 30, 2019 compared to $2.0 million for the nine months ended September 30, 2018 due to depreciation expense related to transloading facility and equipment, which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which decreased $0.1 million, or 17%, to $0.5 million for the nine months ended September 30, 2019 compared to $0.6 million for the nine months ended September 30, 2018, primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense decreased $0.2 million, or 17%, to $1.0 million for the nine months ended September 30, 2019 compared to $1.2 million for the nine months ended September 30, 2018. This decrease was primarily attributable to the labor and software subscription costs. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $7.4 million, or 59%, to $19.9 million for the nine months ended September 30, 2019 compared to $12.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.3 million, or 10%, to $14.0 million for the nine months ended September 30, 2019 compared to $12.7 million for the nine months ended September 30, 2018 due primarily to an increase in stock-based compensation, salaries, benefits and payroll taxes and professional fees.

Other Operating Expenses. Other operating expenses decreased $1.3 million, or 72%, to $0.5 million for the nine months ended September 30, 2019 compared to $1.8 million for the nine months ended September 30, 2018. Other operating expenses in the nine months ended September 30, 2019 were primarily related to $0.4 million loss on disposal of assets. Other operating expenses in the nine months ended September 30, 2018 were primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Provision for Income Taxes. During the nine months ended September 30, 2019, we recognized a combined United States federal and state provision for income taxes of $12.0 million, an increase of $2.5 million as compared to $9.5 million we recognized during the nine months ended September 31, 2018. This increase was attributable to higher operating income. The effective combined United States federal and state income tax rates were 14.88% and 13.54% for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s pass-through treatment for United States federal income tax purposes.

Net Income

Net income increased $3.7 million to $65.0 million for the nine months ended September 30, 2019 compared to $61.3 million for the nine months ended September 30, 2018, due to the changes in revenues and expenses discussed above.

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

	Nine months ended
	September 30,
	2019	2018	Change
	(in thousands)
Net income	$65,027	$61,300	$3,727
Depreciation and amortization	19,875	12,514	7,361
Interest expense, net	775	271	504
Income taxes (1)	12,042	9,541	2,501
EBITDA	$97,719	$83,626	$14,093
Stock-based compensation expense (2)	3,265	2,200	1,065
Loss on disposal of assets	383	77	306
Severance	154	—	154
Non-recurring cash bonuses (3)	—	1,679	(1,679)
IPO bonuses (4)	—	896	(896)
Adjusted EBITDA	$101,521	$88,478	$13,939

(1)	Federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards of $3.3 million and $2.2 million in the nine months ended September 30, 2019 and 2018, respectively.
(3)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(4)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million in the nine months ended September 30, 2018 that were granted to certain employees and consultants in connection with the IPO.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018: EBITDA and Adjusted EBITDA

EBITDA increased $14.1 million to $97.7 million for the nine months ended September 30, 2019 compared to $83.6 million for the nine months ended September 30, 2018. Adjusted EBITDA increased $13.0 million to $101.5 million for the nine months ended September 30, 2019 compared to $88.5 million for the nine months ended September 30, 2018. EBITDA and Adjusted EBITDA increased 17% and 15% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, respectively. The increases were primarily due to an increase in the number of systems deployed to customers due to increasing demand for our systems and enhancements to our product offering.

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

On October 9, 2018, Solaris Inc. filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Solaris Inc. may offer and sell up to $500 million of Class A common stock, preferred stock, debt securities or any combination of such securities during the three-year period that commenced upon the Universal Shelf becoming effective on October 16, 2018. Additionally, certain stockholders of the Company (the “Selling Stockholders”) may offer and sell up to an aggregate of 18,366,612 shares of Class A common stock under the Universal Shelf. Under the Universal Shelf, Solaris Inc. may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. Solaris Inc. will not receive any proceeds, if any, from the sale of shares of Class A common stock by the Selling Stockholders. Alternatively, the Selling Stockholders from time to time may sell shares of Class A common stock pursuant to an exemption under Rule 144 of the Securities Act.

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

As of September 30, 2019, cash totaled $51.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,		Change
	2019	2018	2019 vs. 2018
	(in thousands)
Net cash provided by operating activities	$88,549	$57,539	$31,010
Net cash used in investing activities	(32,166)	(124,859)	92,693
Net cash used in financing activities	(29,754)	5,976	(35,730)
Net change in cash	$26,629	$(61,344)	$87,973

Analysis of Cash Flow Changes for Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Activities. Net cash provided by operating activities was $88.5 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $57.5 million for the nine months ended September 30, 2018. The increase of $31.0 million in operating cash flow was primarily attributable to changes in working capital items.

Investing Activities. Net cash used in investing activities was $32.2 million for the nine months ended September 30, 2019, compared to $124.9 million for the nine months ended September 30, 2018. The decrease in investing activities of $92.7 million is primarily due to a decrease in the manufacturing rate of new proppant systems and completion of construction of the Kingfisher Facility in the third quarter of 2018. For the nine months ended September

30, 2019, $32.5 million of investing activities were capital expenditures related to manufacturing new systems, including work in process, offset by a $0.3 million decrease in vehicles due to sales of light duty vehicles. For the nine months ended September 30, 2018, $111.7 million of investing activities were capital expenditures related to manufacturing new systems, $13.8 million related to the construction of our Kingfisher Facility and $3.1 million related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities was $29.8 million for the nine months ended September 30, 2019, compared to $6.0 million for the nine months ended September 30, 2018. The increase in financing activities of $35.7 million was primarily related to quarterly dividends of $14.3 million, $13.0 million to repay borrowings under the 2019 Credit Agreement (as defined in “—Debt Agreements”), $1.4 million for payments under insurance premium financing, and $1.1 million of payments related to vesting of stock-based compensation.

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

As of September 30, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0 million.

As of September 30, 2019, we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the nine months ended September 30, 2019 from the amounts listed under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K/A. See Note 7. “Senior Secured Credit Facility” to our condensed consolidated financial statements for additional information.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended September 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $3.7 million and $4.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we recognized a combined United States federal and state provision for income taxes of $12.0 million and $9.5 million, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of September 30, 2019 and December 31, 2018.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Expenses related to Texas franchise tax were approximately $299,000 and $174,000 for the three months ended September 30, 2019 and 2018, respectively. Expenses related to Texas franchise tax were approximately $758,000 and  $508,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the nine months ended September 30, 2019, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and the November 2017 Offering.

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

Revenues from system services consist primarily of the fees charged to customers for services including mobilization and transportation of our systems, field supervision and support and services coordinating proppant delivery to systems, each of which are considered to be separate performance obligations. Contracts with customers are typically on thirty- to sixty-day payment terms. When the Company provides system services including field supervision and support, we determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the services, typically based on fixed weekly or monthly contractual rates for field supervision and support and when the Company provides services coordinating proppant delivery. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. When the Company provides mobilization and transportation of our systems on behalf of our customers, we determined that the performance obligation is satisfied at a point in time when the system has reached its intended destination.

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $221 and 522 of shortfall revenue during the three and nine months ended September 30, 2019, respectively.

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

Deferred Revenue

Deferred revenue consists of a $25,980 partial termination payment fee received in December 2018 in accordance with a contract modification which is accounted for prospectively. The partial termination payment fee represents the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and will be allocated to the remaining performance obligations under the contract. Deferred revenues in the condensed consolidated balance sheets were $15,950 and $25,458 as of September 30, 2019 and December 31, 2018, respectively, which will be recognized as Revenue from transloading services. The Company recognized $3,203 and $9,508 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Refer to Note 13. “Subsequent Events” for termination information on this agreement and recognition of the remaining deferred revenue. No deferred revenue was recorded or recognized as revenue during the three and nine months ended September 30, 2018.

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

•

Our patented AutoHopper technology is being added to our proppant systems and is compatible with standard pressure pumping companies’ equipment. The technology uses sensors and machine learning to automatically control the amount of sand delivered from our mobile proppant management system silos to the blender, eliminating the need for dedicated personnel historically required to run our system.

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

The Company has received notice from its customer to the agreement for sand storage and transloading at the Company’s Kingfisher Facility that the customer intends to terminate the agreement effective December 31, 2019.  The Company will continue to assess the carrying values of the assets at the Kingfisher Facility and if circumstances lead the Company to believe they may not be recoverable, the Company may incur an impairment charge in the future – See Note 13. “Subsequent Events”.  There was no impairment for the three and nine months ended September 30, 2019 and 2018.

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and natural gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and natural gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and natural gas companies; or a significant sustained increase in worldwide inventories of oil or natural gas. There was no impairment for the three and nine months ended September 30, 2019 and 2018.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of September 30, 2019, and December 31, 2018, we had $56.5 million and $58.1 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. As of September 30, 2019, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September  30,  2019,  four customers collectively accounted for 50% of our total accounts receivable. As of December 31, 2018, three customers collectively accounted for 40% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September  30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a result of the determination of a material weakness in the Company’s internal control over financial reporting as described more fully in the Company’s Form 10-K/A for the fiscal year ended December 31, 2018 filed with the SEC on July 26, 2019 and the Company’s Form 10-Q/A for the three months ended March 31, 2019,  filed with the SEC on July 26, 2019, management has concluded that the Company’s disclosure controls and procedures were not effective as of September  30, 2019.

Management based its conclusion on the fact that the material weakness in disclosure controls and procedures and internal control over financial reporting that had existed December 31, 2018, as disclosed in the Company’s Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2018 filed with the SEC on July 26, 2019 and in the Company’s Quarterly Report on Form 10-Q/A, for the period ended March 31, 2019 filed with the SEC on July 26, 2019 had not been remediated as of September 30, 2019, as the Company was in the process of testing of operating effectiveness of the remediation efforts taken by the Company which are discussed below.

Remediation

The Company’s remediation efforts have included (i) new controls over the reconciliation and rollforward of equity and tax accounts, (ii) added levels of management review procedures and (iii) additional training for the personnel involved in the reconciliation processes and controls. The actions taken by the Company were subject to ongoing senior management review and Audit Committee oversight and were completed during the third quarter of 2019. Management continues to evaluate and work to improve its internal controls over financial reporting.  As a result of these efforts, as of the date of the filing of this report, Management believes it has implemented measures sufficient to remediate the material weakness identified above.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated and, as such, we can give no assurance that the measures we have undertaken have fully remediated the material weakness that we have identified or that additional material weaknesses will not arise in the future.  As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies, or in appropriate circumstances determine to modify the design of the Company’s internal controls.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended September  30, 2019 and the average price paid per share:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of	Average Price	Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased	Share	Plan	the Plan
July 1 - July 31	—	$—	—	N/A
August 1 - August 31	27,641	13.69	—	N/A
September 1 - September 30	—	—	—	N/A
Total	27,641	$13.69	—	N/A

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

October 30, 2019	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 30, 2019	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)