Form 10-K
period 2019-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2020-02-19
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	
Non-accelerated filer ☐	Smaller reporting company ☐
	Emerging growth company ☒	

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of Registrant as of June 30, 2019:  $467,029,613

As of February 14, 2020, the registrant had 30,218,896 shares of Class A common stock, $0.01 par value per share, and 15,939,169 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of domestic capital spending by the oil and natural gas industry;
•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•	volatility of oil and natural gas prices;
•	changes in general economic and geopolitical conditions;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well completion technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our systems and transloading services;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements and expand our product and service offerings;

•	changes in market price and availability of materials;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation;
•	credit markets;
•	leasehold or business acquisitions;
•	weather and other natural phenomena;
•	uncertainty regarding our future operating results;
•	significant changes in the transportation industries that service our business, such as increased regulation and embargoes; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Overview

We design, manufacture and rent specialized equipment which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers to drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals used in the hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant and chemicals to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States, including the Permian Basin, Eagle Ford Shale, SCOOP/STACK formations, Haynesville Shale, Rockies, Marcellus and Utica Shales and Bakken formation.

In 2018 and 2019, we introduced new equipment and service enhancements, which we believe will help us maintain and expand our total revenue opportunity in the United States completions space. We introduced our mobile chemical management system to the market in late 2018 and we began commercializing the offering in 2019. Design enhancements to our mobile proppant system include our AutoHopper™ technology, which automates the delivery of proppant into the blender, and the latest version of our Solaris Lens® software, which is available on our systems and allows customers to view the entire last mile proppant supply chain in real time.

Organizational Structure

Solaris Inc. was incorporated in February 2017 for the purpose of completing an initial public offering and related transactions. Our IPO was completed on May 17, 2017.

In connection with the closing of the IPO, Solaris Inc. became the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the Solaris LLC Units not owned by Solaris Inc., which reduces  net income (loss) attributable to the holders of Solaris Inc.’s Class A common stock. As of December 31, 2019, Solaris Inc. owned 66% of Solaris LLC.

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

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with each member of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. The Tax Receivable Agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. For additional information regarding the Tax Receivable Agreement, see Item 1A. “Risk Factors—Risks Related to Our Class A Common Stock.”

The following diagram indicates our simplified ownership structure as of February 18, 2020. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

(1) Includes certain investment funds managed by Yorktown Partners LLC (“Yorktown”), certain of our officers and directors and the other members of Solaris LLC.

Our History

We were formed in 2014 in connection with the purchase of two proppant management systems from Loadcraft Industries, Ltd. (“Loadcraft Industries”), the original manufacturer of the systems, under an exclusive marketing arrangement. In September 2014, we acquired Loadcraft Industries' proppant management system manufacturing business, including a manufacturing facility located in Early, Texas, and commenced our manufacturing operations.

Since our inception in 2014,  we have grown our fleet of proppant management systems from two systems to 166 systems, improved the capabilities of our systems and developed and acquired additional product and service offerings.

Products and Services

We provide several products and services designed to increase efficiency, ensure reliable supply and reduce logistical costs to deliver and manage proppant and chemicals used during the completion phase of oil and gas well development. Our primary offerings include:

•

System Rental – We manufacture and rent equipment to manage the delivery, handling and storage of proppant and chemicals at the well site. Our systems are highly mobile, can be easily deployed to any North American basin and do not require any specialized equipment to transport or deliver proppant or chemicals to the well site.

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

•

Field and Logistics Services – We provide trained personnel to support our systems, train our customers to operate the systems and assist in the transportation of our systems. In addition, we provide last mile proppant logistics services, including managing trucking logistics from source to well site.

•	Transloading Services – At our Kingfisher Facility in Oklahoma, we provide manifest and unit-train transloading services, as well as provide forward staging storage of regional and local proppant.
•

Inventory Software Services – We provide real-time inventory management software, Solaris Lens, that enables our customers to monitor and measure proppant loaded into railcars or trucks at transload facilities or mines.

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

Raw Materials and Key Suppliers

The primary raw materials used in the manufacturing of our equipment are steel in the form of plate, bar stock and square and round tubing. We purchase steel and most other raw materials and components on the open market and rely on third parties for providing certain materials, including axles, motors and generators. We believe that we will be able to obtain an adequate supply of raw materials and finished goods to meet our manufacturing requirements because these items are generally available from multiple sources. However, prices for such raw materials and finished goods can fluctuate widely and represent a significant portion of the cost of manufacturing. Accordingly, our cost of revenue and capital costs may be affected by changes in the market price or disruptions in the availability of raw materials, components and sourced finished goods.

We work with third-party suppliers to both transport equipment and materials and provide certain materials used in the manufacturing and maintenance of our systems. During the year ended December 31, 2019,  one supplier, Automatize Logistics, LLC., accounted for approximately 19%, respectively, of our total spending. During the year ended December 31, 2018, two suppliers, BWJ Metalworks LLC and Heil Trailer International Co., accounted for approximately 13% and 11%, respectively, of our total spending. During the year ended December 31, 2017, no supplier accounted for more than 10% of our total spending.

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. For the year ended December 31, 2019,  Devon Energy Corporation and ProPetro Services, Inc., accounted for approximately 19% and 10%, respectively, of our total revenue. For the year ended December 31, 2018, EOG Resources, Inc., ProPetro Holding Corp. and BJ Services, LLC, accounted for approximately 15%, 10% and 10%, respectively, of our total revenue. For the year ended December 31, 2017, EOG Resources Inc., ProPetro Holding Corp., Schlumberger Technology Corporation and Devon Energy Corporation accounted for approximately 23%,15%, 13% and 11%, respectively, of our total revenue.

Competition

The oil and natural gas services industry is highly competitive. Please read Item 1A. "Risk Factors—Risks Related to Our Business—We face significant competition that may impede our ability to gain market share or cause us to lose market share or that could make adoption of new product offerings difficult." There are numerous large and small services companies in all regions of the United States with whom we compete. We face competition from proppant and chemical producers and proppant and chemical transporters who also offer solutions for unloading, storing and delivering proppant and chemicals at well sites and also from competitors who are focused on developing more efficient proppant and chemical logistic solutions. Our main competitors include U.S. Silica, Proppant Express Solutions, LLC, Hi-Crush Partners LP, National Oilwell Varco, Inc., CIG Logistics, OmniTRAX, Inc., Smart Sand Inc., Sand Revolution

LLC, Total Sand Solution and Hoover Ferguson Group, Inc. We also face competition from pressure pumping, logistics and sand companies that own their own proppant and chemical handling equipment. Many of these companies may be customers of ours on certain jobs while also utilizing their own equipment on other jobs.

We believe that we are well positioned competitively due to our existing market share, patent-protected technology, unique service offerings, low cost of operation, strong balance sheet and operational track record. The most important factors on which we compete are product and service quality, performance, reliability and price. Demand for our systems and services and the prices that we will be able to obtain for our systems and services, are closely linked to proppant and chemical consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number and rate of stages completed and the amount of proppant or chemical used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant and chemicals.

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter activity has historically been impacted by holidays and our clients’ budget cycles,  during which we may experience declines in our operating results.

In addition, we provide our proppant and chemical systems and services to E&P companies operating in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, impact our revenues generated from those regions. For a discussion of the impact of weather on our operations, please read “Risk Factors—Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection.  Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may, among other things require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

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

•

the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•

the Oil Pollution Act of 1990, which, among other things, subjects owners and operators of onshore facilities to liability for removal costs and damages arising from an oil spill in waters of the United States;

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

Additionally, there exist regional, state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. While the legal requirements imposed in state and local jurisdictions may be similar in form to federal laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development or expansion of a project or substantially increase the cost of doing business. Additionally, our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project's impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Our existing operations as well as the development of new sites also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.  Moreover, whether at the federal, tribal, regional, state and local levels, environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts or to address perceived health or safety-related concerns such as oil and natural gas development in close proximity to specific occupied structures and/or certain environmentally-sensitive or recreational areas, are expected to continue to have a considerable impact on the demand for our systems and services.

These environmental and occupational health and safety laws and regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground-water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. In particular, under certain circumstances, environmental agencies may delay or refuse to grant required approvals or cancel or amend existing permits or leases that may relate to our customers' operations, in which event such operations may be interrupted or suspended for varying lengths of time, causing a reduced demand for our products and services, an associated loss of revenue to us and adversely affecting our results of operations in support of those customers. Additionally, multiple environmental laws provide for citizen suits, which allow private parties, including environmental organizations, to act in place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Part I, Item 1A of this Form 10-K for further discussion on environmental laws and regulations, including with respect to hydraulic fracturing; induced seismicity regulatory developments; ozone standards, site remediation; climate change, including methane or other GHG emissions; and other regulations relating to environmental protection and occupational health and safety. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards or more stringent enforcement programs continue to evolve.

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

Intellectual Property

We continuously seek to innovate our product and service offerings to improve our operations and deliver increased value to our customers. Our engineering team is focused on continuing to enhance the capabilities of our systems, increasing our product and service offerings and improving our manufacturing operations. In addition, our software team is constantly designing and building increased software capabilities to enable efficient supply chain planning and management for our customers. We believe our investment in research and development will result in the development of complementary products and services, which will provide a competitive advantage as our customers focus on extracting oil and natural gas in the most economical and efficient ways possible.

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

As of December 31, 2019, we had four issued patents in the United States, four corollary patents issued in Canada and two corollary patents issued in Mexico; three utility patent applications in the United States, two in Canada, and one in Mexico; and three provisional patent applications in the United States. Each patent and patent application relates to our systems and services and other technologies. Our issued patents expire, if all of the maintenance fees are paid, between 2032 and 2033. We cannot assure you that any of our patent applications will result in the issuance of a patent, or whether the examination process will require us to narrow our claims. In addition, any patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

Employees

As of December 31, 2019, we  employed 245 people pursuant to an Administrative Services Agreement. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

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
•

federal, state and local regulation of hydraulic fracturing activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry or prohibit exploration and production activities on federal lands or in federal waters;

•

United States federal, tribal, state and local and non-United States governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

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

The volatility of oil and natural gas prices may adversely affect the demand for our systems, products and services, and negatively impact our results of operations.

The demand for our products and services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease or remain stagnant) affects the spending patterns of our customers and may result in the drilling of fewer new wells. As a result, demand for proppants or chemicals may decrease, which could, in turn, lead to lower demand for our products and services and may cause lower prices and lower utilization of our assets. We have, and may in the future, experienced significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity in recent years. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate ("WTI") price for oil has ranged from a low of $26.21 per barrel ("Bbl") in February 2016 to a high of $77.41 per Bbl in June 2018. During 2018 and 2019, WTI prices ranged from $44.48 to $77.41 per Bbl. If the prices of oil and natural gas continue to be volatile and reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

We face significant competition that may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.

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

During the years ended December 31, 2019 and 2018, our top three customers collectively represented approximately 39% and 35%, respectively, of our consolidated revenue. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, we typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

The Kingfisher Facility currently operates under spot contracts without any commitments for future business. We may not be able to obtain long-term contracts with customers for contracted volumes on favorable terms, or at all, which could adversely affect our financial results.

The Kingfisher Facility currently operates with its customers on a spot, uncommitted basis. Our ability to enter into additional contracts with customers or add additional customer contracts on a long-term committed basis is subject to a number of factors, many of which are beyond our control. Any failure to obtain customers at the Kingfisher Facility or the loss of all or a portion of the revenues attributable to our existing customers as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise, could have a material adverse effect on our business, financial condition, prospects or results of operations.

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

Our commercial success depends on our patented and proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. In particular, as of December 31, 2019, we had three patents issued with respect to our mobile proppant management system design and one patent issued with respect to the lifting and lowering mechanism utilized by our systems to erect and lower their silos. We also have four pending utility patent applications and three provisional patent applications. We customarily enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other patented and proprietary information. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our patent or other proprietary rights, third parties may challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. Consequently, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our patented or proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

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

Additionally, we currently license certain third-party intellectual property in connection with our business, and the loss of any such license could adversely impact our financial condition and results of operations.

Our business is subject to inherent risks some of which are beyond our control. These risks may be self-insured or may not be fully covered under our insurance policies.

Our assets and operations may be affected by natural or man-made disasters and other external events such as extreme weather events that may disrupt our business, including manufacturing and field operations. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension or cancellation of operations. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

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

Our systems and facilities require capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to upgrade our facilities or any systems we may manufacture in the future. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing facilities or systems or build or acquire new ones. Such demands on our capital or reductions in demand for our products and services and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.

We rely on a limited number of third-party manufacturers to supplement our internal production capacity during periods of peak demand, and delays in deliveries of any outsourced components or increases in the cost of such outsourced components could harm our business, results of operations and financial condition.

We have established relationships with a limited number of manufacturers that fabricate certain components of our systems during periods of peak demand to supplement our internal production capacity. Should any of these third-party manufacturers be unable to provide or otherwise fail to deliver such components in a timely manner and in the quantities and at the quality required, any resulting delays in the provision of such components could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of manufacturing such outsourced components may negatively impact demand for our systems or the profitability of our business operations.

We currently rely on a limited number of suppliers for certain equipment and materials to build and maintain our systems, and our reliance on a limited number of suppliers for such equipment and materials exposes us to risks including price and timing of delivery.

We currently rely on a limited number of suppliers for equipment and materials to build and maintain our systems. If demand for our systems or the components necessary to build and maintain such systems increases or our suppliers for our equipment face financial distress or bankruptcy, our suppliers may not be able to provide such equipment on schedule at the current price or at all. In particular, steel is the principal raw material used in the manufacture of our systems, and the price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control. Additionally, we depend on a limited number of suppliers for the motors that we use in our systems, which are a critical component. If our suppliers are unable to provide the raw materials and components needed to build and maintain our systems at the current price or at all, we could be required to seek other suppliers for the raw materials and components needed to build, maintain and operate our systems, which may adversely affect our revenues or increase our costs. Any inability to find alternative components at prices or with quality specifications similar to those deployed today could result in delays or a loss of customers.

Our business depends on our customers having access to an adequate supply of proppant to meet their needs.

There have been historical shortages of proppant during various periods. Because our business depends upon the availability of proppant to our customers, any future proppant shortages could decrease the demand for our products and services and have a material adverse effect on our operations, prospects and financial condition.

Changes in the transportation industry, including fluctuations in transportation costs, changes in the way in which proppant or chemicals are transported to the well site or the availability or reliability of transportation to supply our proppant or chemical management systems and transloading services,  could impair the ability of our customers to take delivery of proppant or chemicals or make our products and services less attractive and thereby adversely impact our business.

Disruption of proppant or chemical transportation services due to shortages of rail cars or trucks, extreme weather-related events including rising sea levels, flooding and drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, more stringent railcar or safety regulatory initiatives, or other events could temporarily impair the ability of our customers to take delivery of proppant or chemicals at the well site or our ability to provide transloading services. Accordingly, if there are disruptions of the services utilized by our customers (whether these services are provided by us or a third party), including but not limited to disruptions in the rail industry or a shortage of qualified motor carriers, and they are unable to find alternative transportation providers to transport proppant or chemicals to the well site, our business could be adversely affected. Additionally, alternative transportation methods for transporting and delivering proppant or chemicals to the well site could make our product offerings less attractive than those of our competitors and affect our results of operations.

Additionally, any disruptions in transportation services associated with delivery of our proppant or chemical management systems, or provision of last mile services, could result in reduced revenue associated with such systems or services, or the loss of customers.

A number of our customers operate in urban areas, which could increase the costs of deploying our systems and/or decrease the demand for our systems.

A number of our current and potential customers operate in urban areas, which could disproportionately expose them to operational and regulatory risk in that area. For example, operations within the city limits of various municipalities in Colorado may involve additional expenses as a result of changes in state law during 2019 that elevated the authority and regulatory oversight that local communities may exercise with respect to oil and gas developmental activities in the state, including expenses relating to limitations placed on operating hours or mitigation of noise, odor and light that may be emitted during operation. In addition, we and our customers may experience a higher rate of litigation or increased insurance and other costs related to operating in such highly populated areas.

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

Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in targeted subsurface formations with low permeability, such as shale formations, and involves the pressurized injection of water, sand or other proppants and chemical additives into rock formations to stimulate oil and natural gas production. We do not conduct hydraulic fracturing but we manufacture specialized equipment that, combined with field products and well site storage and management of proppant and chemicals used by hydraulic fracturing operators in the oil and natural gas industry. In addition, we are able to provide transloading and other logistics services for our customers.

Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulations of the fracturing process, including by federal agencies that has resulted in the assertion of regulatory authority or performance of investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  The EPA also published final rules under the CAA in 2012 and in 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing.  Additionally, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

Legislation has been introduced in United States Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, to date, such legislation has not been adopted. Also, some states and local governments have adopted, and other governmental entities have, from time to time, considered adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the oil and natural gas industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. Among other things, the Colorado oil and gas agency will consider enhanced safety and environmental protections during well development operations, including drilling and hydraulic fracturing activities.   States could also elect to place prohibitions on hydraulic fracturing altogether, following the approach taken by the States of Maryland, New York and Vermont. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

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

Additionally, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years, when certain interest groups therein have, thus far, unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or costly in the future including, for example, by increasing mandatory setback distances of oil and natural gas operations, including hydraulic fracturing, from specific occupied structures and/or certain environmentally sensitive or recreational areas. Notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development.

Increased regulation and attention given to the hydraulic fracturing process and associated processes could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from developing shale plays, or could make it more difficult for our customers to perform hydraulic fracturing. The adoption of any federal, state or local laws or ballot initiatives, or the implementation of any regulations, regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our products and services and increased compliance costs and time, which could have a material adverse effect on our liquidity, results of operations, and financial condition.

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

We are subject to various transportation regulations, including as a motor carrier by the United States Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations and the operations of our customers are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, and the management, transportation and disposal of wastes and other materials. We could be exposed to liabilities for cleanup costs, natural resource damages, and other damages under these laws and regulations, with certain of these legal requirements imposing strict liability for such damages and costs, even though our conduct was lawful at the time it occurred or the conduct resulting in such damage and costs were caused by prior operators or other third-parties.

Environmental laws and regulations in the United States and in foreign countries are subject to change in the future, possibly resulting in more stringent legal requirements. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our oil and natural gas exploration and production customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent environmental regulations include the following:

•

Ground-Level Ozone Standards.  In 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA issued area designations with respect to ground-level ozone and issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.

•

EPA Review of Drilling Waste Classification.  Drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under the RCRA and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, pursuant to a consent decree issued by the U.S. District Court for the District of Columbia in 2016, the EPA evaluated whether this exemption from hazardous waste regulation should continue to apply. In April 2019, the EPA issued its determination that revisions to those regulations were unnecessary at the current time  Notwithstanding the EPA’s determination, any future loss of the RCRA exemption for drilling fluids and related wastes could significantly increase our customers’ costs for management, transport and disposal of generated wastes, which could result in reduced demand for our products and services. Federal Jurisdiction over Waters of the United States.  In 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) under the Obama Administration released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule and recodifying the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule until such time as a final rule re-defining the Clean Water Act’s jurisdiction over water of the United States was made effective in replacement of the 2015 rule. On January 23, 2019, the two agencies issued a final rule re-defining such jurisdiction.  Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective in replacement of the October 22, 2019 final rule.  Under the new January 23, 2020 final rule, the EPA has narrowed the federal government’s jurisdictional permitting authority under the Clean Water Act relative to the 2015 final rule.   The 2015 final rule has been the subject of legal challenges by various factions in federal district court and implementation of the 2015 rule has been enjoined in slightly over half of the states pending resolution of the various federal district court challenges. Upon the effectiveness of the January 23, 2020 rule, the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States.  However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court.  To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, we or our customers could incur increased costs and delays or cancellations, which could reduce demand for our products and services.

Compliance with these regulations or other laws, regulations and regulatory initiatives, or any other new environmental and occupational health and safety legal requirements could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments could reduce demand for our products and services. Moreover, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition. See “Business” – “Environmental and Occupational Health and Safety Regulation” under Part I, Item 1 of this Form 10 K for further discussion on environmental matters.

An accidental release of materials into the environment, such as from our mobile chemical management systems, may cause us to incur significant costs and liabilities.

Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our management, transportation and disposal of regulated materials, such as oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. In addition, private parties, including the owners of properties upon which we conduct operations and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. We could incur significant costs and liabilities in the clean-up of our, our customers’ or third-party sites. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition.

Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for oil and natural gas and could have a corresponding adverse effect on us by reducing the demand for our products and services. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance. We may not be able to recover some or any of these costs from insurance. Additionally, we may not be able to recover some or any of these costs from sources of contractual indemnity or insurance, as pollution and similar environmental risks generally are not insurable or fully insurable, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance.

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

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third-party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur in connection with the use of our systems or performance of our services, the affected customer may seek to terminate or cancel its use of our services which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to bolster our staffing needs.

Our and our customers' operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation, and financial risks,  which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our customers are subject to a series of regulatory, political and litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States.  Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of any international, federal, regional or state legislation regulations or other regulatory initiatives impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels.  Such legislation or regulations could, consequently, reduce demand for, oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

The Endangered Species Act, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal Endangered Species Act and comparable state laws were established to protect endangered and threatened species.  Under the Endangered Species Act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, as a result of one or more settlements approved by the United States federal government, the U.S. Fish and Wildlife Service must make determinations on the listing of numerous species as endangered or threatened under the Endangered Species Act. The designation of previously unidentified endangered or threatened species could indirectly cause our customers to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

Any future indebtedness could adversely affect our financial condition.

Our 2019 Credit Agreement (as defined in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements”) has a borrowing capacity of up to $50.0 million. As of December 31, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and the ability to draw $50.0 million.

In addition, subject to the limits contained in our 2019 Credit Agreement, we may incur additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

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

Our 2019 Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our 2019 Credit Agreement.

Our 2019 Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions. Our ability to comply with these financial condition tests can be affected by events beyond our control and we may not be able to do so.

Our 2019 Credit Agreement contains certain financial covenants, including a certain leverage ratio and a certain minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements."

If we are unable to remain in compliance with the financial covenants of our 2019 Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

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

The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.

LIBOR, the interest rate benchmark used as a reference rate on our 2019 Credit Agreement, is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of debt. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our debt which may be detrimental to our financial position or operating results.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our chief executive officer or president and chief financial officer, could disrupt our operations. We do not have any written employment agreement with our executives at this time. Further, we do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

We rely on sophisticated information technology systems and infrastructure to support our business, including but not limited to process control technology through our integrated Railtronix and Solaris Lens inventory management systems. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our or our customers’ operations, which could adversely affect our reputation, sales and profitability.

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

We have entered into transactions with related parties. The details of certain of these transactions are set forth in Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” Related party transactions create the possibility of conflicts of interest with regard to our management or directors. Such a conflict could cause an individual in our management or on our board of directors to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors, or a committee thereof, regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Prolonged periods of low demand for our products and services, changes in technology or the sale of assets below their carrying value may cause us to experience losses. For example, the profitability of our Kingfisher Facility relies in large part upon the volumes of sand being processed through the Facility.  Any increase in local or regional sand or additional transload facilities constructed in close proximity could eliminate our current and potential customers’ need for the Kingfisher Facility, thus reducing the throughput volumes and corresponding profitability. These events, or periods of underutilization, could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

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

As described in Part II, Item 9A of this Annual Report on Form 10-K, we have taken steps to remediate this material weakness.

If further material weaknesses are discovered in the future, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results.

If additional material weaknesses occur, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NYSE.

Implementing any appropriate changes to our internal controls may require expending additional resources and providing additional management oversight, specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, ultimately be effective in allowing us to achieve and maintain adequate internal controls.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

As discussed elsewhere in this Annual Report on Form 10-K, we restated our consolidated financial statements included in our Annual Reports on Form 10-K for the periods ended December 31, 2018 and 2017 (and the quarterly periods within those years), and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. The preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. If additional restatements were to occur, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions.

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

In addition to the risks described in this section, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;
•	quarterly variation in the rate of growth of our financial indicators, such as EBITDA;
•	the public reaction to our public releases and filings;
•	actions by our competitors;
•	our failure to meet revenue and earnings estimates by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	the failure of research analysts to cover our Class A common stock;
•	speculation in the press or investment community;
•	sales of our Class A common stock by us, selling shareholders or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations, or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices or additional tariffs on the materials used to manufacture our equipment;
•	domestics and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

Our principal stockholders collectively hold a significant amount of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) own a substantial majority of our Class B common stock, which represents 35% of our combined economic interest and voting power.

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

Certain of our officers and directors hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. For example, William A. Zartler, our Chairman and Chief Executive Officer, is the Chief Executive Officer of Solaris Midstream Holdings, LLC, a midstream company that owns, operates and designs midstream assets across United States basins and is currently focused on water-specific midstream solutions in the Permian Basin, a position which may require a significant portion of his time. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL"), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations promulgated thereunder. As a result, the exclusive forum provision will not apply to actions arising under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations promulgated thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the exclusive forum provision would apply to actions arising under the Securities Act or the rules and regulations promulgated thereunder, except to the extent a particular action fell within the exception for covered class actions or the exception in the certificate of incorporation described above otherwise applied to such action, which could occur if, for example, the action also involved claims under the Exchange Act. Stockholders will not be deemed, by operation of Article 14 of the certificate of incorporation alone, to have waived claims arising under the federal securities laws and the rules and regulations promulgated thereunder.

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

We declared our first dividend to Class A stockholders in the fourth quarter of 2018 and have continued to declare dividends on a quarterly basis. Holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the DGCL. The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. While management and our board of directors remain committed to evaluating additional ways of creating shareholder value, any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors. While we have declared and paid a quarterly cash dividend on our Class A common stock as described under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report, we are not required to declare future cash dividends on our Class A common stock.

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

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, Solaris Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report, the estimated termination payments would, in the aggregate, be approximately $101.7 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $114.6 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2019). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

We are classified as an "emerging growth company" under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. The Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards. We may remain an emerging growth company until December 31, 2022, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Our principal properties are described in Item 1. “Business” under the caption “—Kingfisher Facility.”

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

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Class A common stock trade on the NYSE under the symbol “SOI.”

As of February 14, 2020, we had approximately 9  holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 14, 2020, we had 19 holders of record of our Class B common stock.

Dividend Policy

The Company pays dividends on its Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our 2019 Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2019 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan (1)	the Plan (1)
January 1 - January 31	—		$—	—	$ N/A
February 1 - February 28	—		—	—	N/A
March 1 - March 31	27,788	(2)	15.49	—	N/A
April 1 - April 30	—		—	—	N/A
May 1 - May 31	16,475	(2)	18.13	—	N/A
June 1 - June 30	—		—	—	N/A
July 1 - July 31	—		—	—	N/A
August 1 - August 31	27,641	(2)	13.69	—	N/A
September 1 - September 30	—		—	—	N/A
October 1 - October 31	—		—	—	N/A
November 1 - November 30	352	(2)	11.19	—	N/A
December 1 - December 31	251,930		12.90	251,930	21,746,202
Total	324,186		$13.45	251,930	$21,746,202

(1)	In December 2019, our Board of Directors authorized and announced the repurchase of up to $25 million of our Class A common stock.
(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2019.

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

The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 8. “Financial Statements and Supplementary Data.”

	Year ended
	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share and operating data)

Statement of Operations Data:
Total revenue	$241,687	$197,196	$67,395	$18,157	$14,205
Total operating costs and expenses (1)	133,757	97,909	41,934	15,296	15,418
Total other income (expense)	(634)	(374)	22,925	(15)	(93)
Income (loss) before income tax expense	107,296	98,913	48,386	2,846	(1,306)
Provision for income taxes	(16,936)	(12,961)	(33,709)	(43)	67
Net income (loss)	$90,360	$85,952	$14,677	$2,803	$(1,373)
Less: net (income) loss related to Solaris LLC	—	—	(3,665)	(2,803)	1,373
Less: net income related to non-controlling interests	(38,353)	(43,521)	(15,186)	—	—
Net income (loss) attributable to Solaris Inc.	$52,007	$42,431	$(4,174)	$—	$—
Earnings (loss) per share of Class A common stock—basic (2)	$1.69	$1.60	$(0.34)	$—	$—
Earnings (loss) per share of Class A common stock—diluted (2)	$1.69	$1.59	$(0.34)	$—	$—
Distribution per unit and dividend per share paid to Solaris LLC unitholders and Class A common shareholders	$0.405	$0.100	$—	$—	$—
Basic weighted-average shares of Class A common stock outstanding (2)	30,141	25,678	12,117	—	—
Diluted weighted-average shares of Class A common stock outstanding (2)	30,185	25,829	12,117	—	—
Balance Sheet Data (at period end):
Cash	$66,882	$25,057	$63,421	$3,568	$6,923
Property, plant and equipment, net	306,583	296,538	151,163	54,350	46,846
Total assets	505,072	458,607	299,743	77,236	70,553
Long-term debt (including current portion)	—	13,628	212	3,041	529
Total liabilities	95,414	117,729	45,500	5,890	3,085
Total liabilities, stockholders' and members’ equity	505,072	458,607	299,743	77,236	70,553
Cash Flow Statement Data:
Net cash provided by operating activities	$114,871	$116,365	$26,729	$4,521	$2,156
Net cash used in investing activities	(34,002)	(160,545)	(98,984)	(10,935)	(27,859)
Net cash provided by (used in) financing activities	(39,044)	5,816	132,108	3,059	7,878
Other Data:
Adjusted EBITDA (3)	$112,885	$122,835	$39,923	$6,788	$1,659

Fully utilized systems (4)	110	111	46	16	7

(1)	Total operating costs and expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share and operating data)
Cost of system rental	$34	$6	$—	$—	$—
Cost of system services	262	191	—	—	—
Cost of transloading services	13	3	—	—	—
Selling, general and administrative	4,167	3,661	3,701	127	64
Stock-based compensation expense	$4,476	$3,861	$3,701	$127	$64

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

(3)

Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read Item 7. "Note Regarding Non-GAAP Financial Measures."

(4)	The fully utilized system count is calculated as the total number of revenue days divided by the number of days in the period.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes.  This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Executive Summary

We design, manufacture and rent specialized equipment which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant and chemical management systems that unload, store and deliver proppant used in hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant and chemicals to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States.

In 2018 and 2019, we introduced new equipment and service enhancements, which we believe will help us maintain and expand our total revenue opportunity in the United States completions space. We introduced our mobile chemical management system to the market in late 2018 and we began commercializing the offering in 2019. Design enhancements introduced in 2018 include our AutoHopper™ technology, which we are deploying across our fleet to automate the delivery of proppant into the blender, and the latest version of our Solaris Lens® software, available on our systems and allows customers to view the entire last mile proppant supply chain in real time.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

The Baker Hughes US Land rig count decreased 9% to 920 average rigs in 2019 from 1,013 average rigs in 2018. This compares to a 1% decline to an average of 110 fully utilized mobile proppant systems rented during 2019 compared to 2018. The lower decline rate in demand for our systems during 2019 relative to the drilling rig count was due to investments made to grow our service fleet during 2018. During 2019 we reduced investment in fleet growth in response to the slowing activity.

Going forward, absent significant changes in markets share, we would expect our activity to follow the general trends of the US land drilling and completion activity.

Initial 2020 capital budgets announced by oil and gas operators indicate spending on US drilling and completion activity could be down 10-15% in 2020 relative to 2019.

Our service fleet currently consists of 166 mobile proppant management systems and 14 mobile chemical management systems, which is a new service offering for the Company. We do not expect to build any additional proppant systems for the remainder of 2020.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of proppant to the well site, transportation of our systems field supervision and support, as well as coordinating the delivery of proppant and chemicals to the well site. The system rental and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The rentals and services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems and related services on a monthly basis.

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

Our selling, general and administrative expenses are comprised of the salaries and related benefits for several functional areas of our organization, including sales and commercial research and development accounting and corporate administrative, as well as office rent, marketing expenses and third-party professional service providers.

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

Fully Utilized System Count

The fully utilized system count is calculated as the combined number of days that a system generates revenue in a given period divided by the number of days in that period. We view the fully utilized system count as the best measure to track utilization and changes in rental activity on a period-over-period basis as the majority of our systems are rented on a monthly basis.

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

•

we will record 85% of the estimated realizable tax benefit as an increase to our payables associated with the future payments due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital; and

•	we will reduce the payable for payments made under the Tax Receivable Agreement.

All of the effects of changes in any of our estimates after the date of the exchange will be included in net income for the period in which those changes occur. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income for the period in which the change occurs.

Fleet Growth

We have experienced significant growth over the past six years. Since commencing operations in April 2014, we have grown our fleet from two systems to 166 mobile proppant management systems and 14 mobile chemical management systems in our fleet as of December 31, 2019 and increased the number of major oil and natural gas basins in which our systems are deployed.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)

Revenue
System rental	$142,022	$143,646	$(1,624)
System services	63,871	43,010	20,861
Transloading services	34,105	8,083	26,022
Inventory software services	1,689	2,457	(768)
Total revenue	241,687	197,196	44,491
Operating costs and expenses:
Cost of system rental (excluding $22,389 and $14,920 of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively, shown separately)	9,707	7,230	2,477
Cost of system services (excluding $1,548 and $1,274 of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively, shown separately)	74,749	50,633	24,116
Cost of transloading services (excluding $1,643 and $954 of depreciation and amortization for the year ended December 31, 2018, shown separately)	2,601	2,242	359
Cost of inventory software services (excluding $772 and $794 of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively, shown separately)	604	797	(193)
Depreciation and amortization	26,925	18,422	8,503
Selling, general and administrative (excluding $573 and $480 of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively, shown separately)	18,586	16,758	1,828
Other operating expenses	585	1,827	(1,242)
Total operating costs and expenses	133,757	97,909	35,848
Operating income	107,930	99,287	8,643
Interest expense, net	(634)	(374)	(260)
Total other expense	(634)	(374)	(260)
Income before income tax expense	107,296	98,913	8,383
Provision for income taxes	(16,936)	(12,961)	(3,975)
Net income	90,360	85,952	4,408
Less: net (income) loss related to non-controlling interests	(38,353)	(43,521)	5,168
Net income attributable to Solaris	$52,007	$42,431	$9,576

Revenue

System Rental Revenue. Our system rental revenue decreased $1.6 million, or 1%, to $142.0 million for the year ended December 31, 2019 compared to $143.6 million for the year ended December 31, 2018.

System Services Revenue. Our system services revenue increased $20.9 million, or 49%, to $63.9 million for the year ended December 31, 2019 compared to $43.0 million for the year ended December 31, 2018. System services revenue increased primarily due to an increase in services provided to coordinate proppant delivered into our systems.

Transloading Services Revenue. Our transloading services revenue increased $26.0 million, or 321%, to $34.1 million for the year ended December 31, 2019 compared to $8.1 million for the year ended December 31, 2018. The increase was primarily due to the recognition of $27.1 million of deferred revenue, partially offset by a decrease in the number of tons transloaded at our Kingfisher Facility. Deferred revenue consisted of a $26.0 partial termination payment received in December 2018 in accordance with a contract modification which was accounted for prospectively and a final termination payment of $1.7 recorded as accounts receivable and recognized as revenue throughout the fourth quarter of 2019. The Company recognized the remaining $27.1 million of deferred revenue as revenue from transloading services in the year ended December 31, 2019 due to the full termination of the contract, resulting in no remaining deferred revenue as of December 31, 2019. The Company recognized $0.5 million of deferred revenue as Revenue from transloading services in the year ended December 31, 2018. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Operating Expenses

Total operating costs and expenses for the years ended December 31, 2019 and 2018 were $133.8 million and $97.9 million, respectively, which represented 55% and 50% of total revenue, respectively. Total operating costs and expenses increased year-over-year primarily as a result of the deployment of additional systems to our customers in early 2019 and services thereof, coupled with the related increase in depreciation and amortization expense. The fully utilized proppant system equivalent count of 110 for the year ended December 31, 2019 was relatively unchanged as compared to 111 for the year ended December 31, 2018. Total operating costs as a percentage of total revenue increased as a result of an increase in system services expense in relation to proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental increased $2.5 million, or 35%, to $9.7 million for the year ended December 31, 2019 compared to $7.2 million for the year ended December 31, 2018, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 7% and 5% for the years ended December 31, 2019 and 2018, respectively. Cost of system rental increased primarily due to an increase in ad valorem and other fixed costs as a result of an increase in the number of systems that were added to our fleet. Repairs and maintenance costs also increased due to maintaining a larger fleet.

Cost of system rental including depreciation and amortization expense increased $9.9 million, or 45%, to $32.1 million for the year ended December 31, 2019 compared to $22.2 million for the year ended December 31, 2018. This increase was primarily attributable to the increase in in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $24.1 million, or 48%, to $74.7 million for the year ended December 31, 2019 compared to $50.6 million for the year ended December 31, 2018. This increase was primarily due to an increase of $23.1 million in relation to services provided to coordinate proppant delivered to systems.

For the year ended December 31, 2019, the cost of system services as a percentage of system services revenue decreased to 117% compared to 118% the year ended December 31, 2018.

Cost of system services including depreciation and amortization expense increased $24.4 million, or 47%, to $76.3 million for the year ended December 31, 2019 compared to $51.9 million for the year ended December 31, 2018. This increase was primarily attributable to the factors mentioned above.

Cost of Transloading Services (excluding depreciation and amortization). Cost of transloading services increased $0.4 million,  or 18% to $2.6 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018, primarily due to increases in insurance, fuel, utilities and maintenance related to increased transloading services activity at our Kingfisher Facility.

Cost of transloading services including depreciation and amortization expense increased $1.0 million,  or 31%, to $4.2 million for the year ended December 31, 2019 compared to $3.2 million for the year ended December 31, 2018, due to depreciation expense related to our transloading facility and equipment which commenced upon completion of the construction of the Kingfisher Facility in the third quarter of 2018.

Cost of Inventory Software Services (excluding depreciation and amortization). Cost of inventory software services, which decreased $0.2 million, or 25%, to $0.6 million for the year ended December 31, 2019 compared to $0.8 million for the year ended December 31, 2018 primarily includes labor and software subscription costs related to Railtronix inventory management software.

Cost of inventory software services including depreciation and amortization expense decreased  $0.2 million, or 13%, to $1.4 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. This decrease was primarily attributable to the labor and software subscription costs. Amortization consists of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix.

Depreciation and Amortization. Depreciation and amortization increased $8.5 million, or 46%, to $26.9 million for the year ended December 31, 2019 compared to $18.4 million for the year ended December 31, 2018. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet and our transloading facility and equipment placed in service in 2018.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.8 million, or 11%, to $18.6 million for the year ended December 31, 2019 compared to $16.8 million for the year ended December 31, 2018 due primarily to an increase in stock-based compensation, salaries and bad debt expense.

Other Operating Expenses. Other operating expenses decreased $1.2 million, or 67% to $0.6 million for the year ended December 31, 2019 compared to the $1.8 million for the year ended December 31, 2018. Other operating expenses in the year ended December 31, 2019 primarily relate to $0.5 million loss on disposal of assets. Other operating expenses in the year ended December 31, 2018 were primarily related to certain performance-based cash awards totaling $1.7 million in connection with the purchase of Railtronix upon the achievement of certain financial milestones.

Provision for Income Taxes.  During the year ended December 31, 2019, we recognized a combined United States federal and state provision for income taxes of $16.9 million, an increase of $4.0 million as compared to $13.0 million we recognized during the year ended December 31, 2018.  This increase was attributable to higher operating income. The effective combined United States federal and state income tax rates were 15.8% and 13.1% for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s passthrough treatment for United States federal income tax purposes.

Net Income

Net income increased $4.4 million, or 5% to $90.4 million for the year ended December 31, 2019 compared to $86.0 million for the year ended December 31, 2018, due to the changes in revenues and expenses discussed above.

Reconciliation of Non-GAAP Financial Measures

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

	Year ended
	December 31,
	2019	2018	Change
	(in thousands)

Net income	$90,360	$85,952	$4,408
Depreciation and amortization	26,925	18,422	8,503
Interest expense, net	634	374	260
Income taxes (1)	16,936	12,961	3,975
EBITDA	$134,855	$117,709	$17,146
Stock-based compensation expense (2)	4,476	2,920	1,556
Loss on disposal of assets	463	153	310
Severance	229	—	229
Transload contract termination (3)	(27,138)	(522)	(26,616)
Non-recurring cash bonuses (4)	—	1,679	(1,679)
IPO bonuses (5)	—	896	(896)
Adjusted EBITDA	$112,885	$122,835	$(9,950)

(1)	Federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards of $4.5 million and $2.9 million in the years ended December 31, 2019 and 2018, respectively.
(3)	Deferred revenue related to full termination of a sand storage and transloading agreement; no deferred revenue balance remained as of December 31, 2019.
(4)	Certain performance-based cash awards paid in connection with the purchase of Railtronix upon the achievement of certain financial milestones.
(5)

Represents stock-based compensation expense related to restricted stock awards with one-year vesting of $0.9 million in the year ended December 31, 2018 that were granted to certain employees and consultants in connection with the IPO.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018: EBITDA and Adjusted EBITDA

EBITDA increased $17.1 million to $134.9 million for the year ended December 31, 2019 compared to $117.7 million for the year ended December 31, 2018. Adjusted EBITDA decreased $9.9 million to $112.9 million for the year ended December 31, 2019 compared to $122.8 million for the year ended December 31, 2018. EBITDA and Adjusted EBITDA increased 15% and decreased 8%, respectively, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in EBITDA and decrease in Adjusted EBITDA were primarily due to the changes in revenues and expenses discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and a November 2017 offering. Our primary uses of capital have been capital expenditures to expand our proppant and chemical management system fleets, construct the Kingfisher Facility, acquire our manufacturing facility and certain intellectual property, acquire the assets of Railtronix, pay dividends and buyback stock. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry.

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

As of December 31, 2019, cash and cash equivalents totaled $66.9 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2019	2018	2019 vs. 2018
	(in thousands)
Net cash provided by operating activities	$114,871	$116,365	$(1,494)
Net cash used in investing activities	(34,002)	(160,545)	126,543
Net cash provided by (used in) financing activities	(39,044)	5,816	(44,860)
Net change in cash	$41,825	$(38,364)	$80,189

Analysis of Cash Flow Changes for Year Ended December  31, 2019 Compared to Year Ended December  31, 2018

Operating Activities. Net cash provided by operating activities was $114.9 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $116.4 million for the year ended December 31, 2018. The decrease of $1.5 million in operating cash flow was primarily attributable to the changes in working capital items.

Investing Activities.  Net cash used in investing activities was $34.0 million for the year ended December 31, 2019, compared to $160.5 million for the year ended December 31, 2018. The decrease in investing activities of $126.5 million is primarily due to a decrease in the manufacturing rate of new proppant systems and completion of construction of the Kingfisher Facility in the third quarter of 2018. For the year ended December 31, 2019, $34.9 million of investing activities were capital expenditures related to manufacturing new systems, including work in process offset by a $0.7 million decrease in vehicles due to sales of light duty vehicles. For the year ended December 31, 2018, $143.0 million of investing activities were capital expenditures related to manufacturing new systems, $14.9 million related to the construction of our Kingfisher Facility and $3.7 million related to the purchase of light duty vehicles to support the service of our systems.

Financing Activities. Net cash used in financing activities of $39.0 million for the year ended December 31, 2019, was primarily related to quarterly dividends of $19.3 million, $13.0 million to repay borrowings under the 2019 Credit Agreement (as defined in “—Debt Agreements”), $3.2 million for payments under the share repurchase program, $2.5 million for payments under insurance premium financing and $1.1 million of payments related to the vesting stock-based compensation. Net cash provided by financing activities of $5.8 million for the year ended December 31, 2018 was primarily related to $13.0 million in proceeds from borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”), partially offset by $4.7 million related to cash dividend and distributions paid, $1.3 million of payments related to insurance premium financing, $1.1 million of payments related to vesting of stock-based compensation and $1.0 million of debt issuance costs in connection with the 2018 Credit Agreement.

Debt Agreements

Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2019 Credit Agreement replaced, in its entirety, the Company’s Amended and Restated Credit Agreement, dated as of January 19, 2018, by and among the Company, as borrower, each of the lender party thereto and Woodforest National Bank, as administrative agent (the “2018 Credit Agreement”). The 2019 Credit Agreement consists of an initial $50.0 million revolving loan commitment (the “Loan”) with a $25.0 million uncommitted accordion option to increase the Loan availability to $75.0 million. The term of the 2019 Credit Agreement expires on April 26, 2022.

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

As of December 31, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0 million.

As of December 31, 2019, we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2019.

	For the Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$1,116	$1,060	$1,091	$1,100	$1,108	$8,354	$13,829
Finance lease obligations (2)	35	33	33	33	33	11	178
Commitment fees on Revolving Loan (3)	125	125	40	—	—	—	290
Purchase commitments (4)	1,417	1,158	—	—	—	—	2,575
Other commitments	274	255	37	2			568
Total	$2,967	$2,631	$1,201	$1,135	$1,141	$8,365	17,440

(1)	Operating lease obligations are related to our 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility, as well as other office, land and equipment leases.
(2)

Finance lease obligations are related to our finance lease of a building at our Early, Texas manufacturing facility with the City of Early and leases of certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates.

(3)

Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.25%. See Note 8. “Senior Secured Credit Facility” to our consolidated financial statements as of December 31, 2019 for interest requirements per the 2019 Credit Agreement.

(4)

Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our systems. The purchase commitments represent open purchase orders to our suppliers.

As of December 31, 2019, our liability under the Tax Receivable Agreement was $68.0 million,  representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2019, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $16.9 million,  $13.0 million and $33.7 million, respectively.

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

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2019 and 2018.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Expenses related to Texas franchise tax were approximately $742,000, $684,000 and  $247,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the year ended December 31, 2019, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and a November offering.

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

Revenue Recognition

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone prices, or estimates of such prices, and recognize the related revenue as each individual service is performed, in satisfaction of the corresponding performance obligations.

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites which is considered to be our performance obligation. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We primarily provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $1.3 million of shortfall revenue during the year ended December 31, 2019.

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

Deferred Revenue

Deferred revenue consisted of a $26.0 million partial termination payment received in December 2018 in accordance with a contract modification which was accounted for prospectively and a final termination of $1.7 million recorded as accounts receivable in November 2019 and recognized as revenue throughout the fourth quarter of 2019. The termination payments represented the distinct unsatisfied portion of a contract to provide transloading services and were considered part of the transaction price and were allocated to the remaining performance obligations under the contract, which was fully settled as of December 31, 2019. The Company recognized $27.1 million of deferred revenue as Revenue from transloading services in the year ended December 31, 2019, resulting in no remaining deferred revenue as of December 31, 2019. The Company recognized $0.5 million of deferred revenue as Revenue from transloading services in the year ended December 31, 2018, resulting in $25.5 million remaining deferred revenue as of December 31, 2018

Property, Plant and Equipment

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

The costs of ordinary repairs and maintenance are charged to expense as incurred, while significant enhancements, including upgrades or overhauls, are capitalized. These enhancements include upgrades to various components of the system and to equipment at our manufacturing facility that will either extend the life or improve the utility and efficiency of the systems, plant and equipment. These enhancements include:

•

The patented Solaris Lens inventory management system enables our customers to track inventory levels in, and delivery rates from, each silo in a system. This upgrade improves our customers’ operational efficiencies and reduces operating and supply chain costs by allowing the customer to better manage proppant and chemical inventory levels both onsite and remotely.

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

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we regularly pursue acquisitions and business development opportunities. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date, which may occur many months after the announcement date. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Our most significant estimates in our allocation typically relate to the value assigned to property, plant and equipment, intangible assets and goodwill. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

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

There was no impairment for the years ended December 31, 2019, 2018 and 2017.

Leases

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating right-of-use (“ROU”) assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

We determine if an arrangement is a lease at inception. The Company made the election to not apply the recognition requirements in ASC Topic 842 to short-term leases (i.e., leases of twelve months or less). Instead, the Company recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities, net of current in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s consolidated balance sheets.

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions, or fair value of contributed assets, over the fair value of the net assets acquired and consists of synergies in combining operations and other intangible assets which do not qualify for separate recognition. We evaluate goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. The recoverability of the carrying value is assessed based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operations. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and natural gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and natural gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and natural gas companies; or a significant sustained increase in worldwide inventories of oil or natural gas. There was no impairment for years ended December 31, 2019, 2018 and 2017.

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

Income Taxes

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2019  and 2018, we had $51.4 million and $58.1 million of deferred tax assets, respectively. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

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

Payables Related to the Tax Receivable Agreement

As described in Note 10. “Income Taxes”  to our consolidated financial statements, Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — Recently Accounting Pronouncements” to our consolidated financial statements as of December 31, 2019 and 2018, for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. As of December 31, 2019, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December  31,  2019, two customers collectively accounted for 24% of our total accounts receivable. As of December 31, 2018, three customers collectively accounted for 40% of our total accounts receivable.  We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 8.      Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 18, 2020

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$66,882	$25,057
Accounts receivable, net	38,554	39,746
Prepaid expenses and other current assets	5,002	5,492
Inventories	7,144	10,470
Total current assets	117,582	80,765
Property, plant and equipment, net	306,583	296,538
Operating lease right-of-use assets	7,871	—
Goodwill	17,236	17,236
Intangible assets, net	3,761	4,540
Deferred tax assets, net	51,414	58,074
Other assets	625	1,454
Total assets	$505,072	$458,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,824	$9,127
Accrued liabilities	14,447	12,658
Current portion of payables related to Tax Receivable Agreement	1,416	—
Current portion of deferred revenue	—	12,990
Current portion of operating lease liabilities	596	—
Current portion of finance lease liabilities	30	35
Other current liabilities	74	515
Total current liabilities	20,387	35,325
Senior secured credit facility	—	13,000
Deferred revenue, net of current portion	—	12,468
Operating lease liabilities, net of current	7,855	—
Finance lease liabilities, net of current	130	154
Payables related to Tax Receivable Agreement	66,582	56,149
Other long-term liabilities	460	633
Total liabilities	95,414	117,729
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,928 issued and 30,765 outstanding as of December 31, 2019 and 27,182, issued and 27,091 outstanding as of December 31, 2018	308	271
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,939 shares issued and outstanding as of December 31, 2019 and 19,627 issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	191,843	164,086
Retained earnings	74,222	35,507
Treasury stock (at cost), 163 shares and 91 shares as of December 31, 2019 and 2018, respectively	(2,526)	(1,414)
Total stockholders' equity attributable to Solaris	263,847	198,450
Non-controlling interest	145,811	142,428
Total stockholders' equity	409,658	340,878
Total liabilities and stockholders' equity	$505,072	$458,607

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

	For the Years
	Ended December 31,
	2019	2018	2017

Revenue:
System rental	$142,022	$143,646	$54,653
System services	63,871	43,010	12,537
Transloading services	34,105	8,083	—
Inventory software services	1,689	2,457	205
Total revenue	241,687	197,196	67,395

Operating costs and expenses:
Cost of system rental (excluding $22,389, $14,920 and $5,792 of depreciation and amortization for the years ended December 31, 2019, 2018 and 2017, respectively, shown separately) (1)	9,707	7,230	2,627
Cost of system services (excluding $1,548, $1,274 and $461 of depreciation and amortization for the years ended December 31, 2019, 2018 and 2017, respectively, shown separately) (1)	74,749	50,633	14,184
Cost of transloading services (excluding $1,643 and $954 of depreciation and amortization for the year ended December 31, 2019 and 2018, shown separately) (1)	2,601	2,242	76
Cost of inventory software services (excluding $772 and $794 of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively, shown separately)	604	797	—
Depreciation and amortization	26,925	18,422	6,635
Selling, general and administrative (excluding $573, $480 and $340 of depreciation and amortization for the years ended December 31, 2019, 2018 and 2017, respectively, shown separately)	18,586	16,758	14,286
Other operating expenses	585	1,827	4,126
Total operating costs and expenses	133,757	97,909	41,934
Operating income	107,930	99,287	25,461
Interest expense, net	(634)	(374)	(97)
Income pursuant to Tax Receivable Agreement	—	—	23,022
Total other income (expense)	(634)	(374)	22,925
Income before income tax expense	107,296	98,913	48,386
Provision for income taxes	(16,936)	(12,961)	(33,709)
Net income	90,360	85,952	14,677
Less: net income related to Solaris LLC	—	—	(3,665)
Less: net income related to non-controlling interests	(38,353)	(43,521)	(15,186)
Net income (loss) attributable to Solaris	$52,007	$42,431	$(4,174)

Earnings (loss) per share of Class A common stock - basic (2)	$1.69	$1.60	$(0.34)
Earnings (loss) per share of Class A common stock - diluted (2)	$1.69	$1.59	$(0.34)

Basic weighted-average shares of Class A common stock outstanding (2)	30,141	25,678	12,117
Diluted weighted-average shares of Class A common stock outstanding (2)	30,185	25,829	12,117

(1) The consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$34	$6	$—
Cost of system services	262	191	—
Cost of transloading services	13	3	—
Selling, general and administrative	4,167	3,661	3,701
Stock-based compensation expense	$4,476	$3,861	$3,701

(2) Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 Initial Public Offering.

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

(in thousands)

		Class A		Class B		Additional	Retained			Non-	Total
	Members’	Common Stock		Common Stock		Paid-in	Earnings	Treasury Stock		controlling	Stockholders'
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2017	71,346	—	—	—	—	—	—	—	—	—	71,346
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units prior to the Reorganization	84	—	—	—	—	—	—	—	—	—	84
Accrued interest related to notes receivable that were exchanged for membership units prior to the Reorganization	(84)	—	—	—	—	—	—	—	—	—	(84)
Proceeds from pay down of promissory note and interest related to membership units prior to the Reorganization	3,808	—	—	—	—	—	—	—	—	—	3,808
Unit-based compensation expenses prior to the Reorganization	43	—	—	—	—	—	—	—	—	—	43
Net Income prior to the Reorganization	3,665	—	—	—	—	—	—	—	—	—	3,665
Effect of the Reorganization	(78,862)	10,100	101	32,366	—	77,256	—	—	—	125,056	123,551
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the reorganization transactions in connection with the Reorganization	—	—	—	—	—	(19,149)	—	—	—	—	(19,149)
Effect of the November Offering	—	8,050	81	(5,050)	—	47,127	—	—	—	(2,744)	44,464
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the November Offering	—	—	—	—	—	9,998	—	—	—	—	9,998
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	785	8	(785)	—	3,974	—	—	—	(3,982)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	(5,188)	—	—	—	—	(5,188)
Stock option exercises	—	75	—	—	—	(6)	—	16	(261)	267	—
Issuance of shares of Class B common stock in connection with the acquisition of the assets of Railtronix®	—	—	—	280	—	1,585	—	—	—	2,922	4,507
Stock-based compensation subsequent to the Reorganization	—	—	—	—	—	1,093	—	—	—	3,645	4,738
Additional members’ equity related to accrued interest on notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	28	—	—	—	—	28
Accrued interest related to notes receivable that were exchanged for membership units subsequent to the Reorganization	—	—	—	—	—	(28)	—	—	—	—	(28)
Proceeds from pay down of promissory note and interest related to membership units subsequent to the Reorganization	—	—	—	—	—	948	—	—	—	500	1,448
Net income (loss) subsequent to the Reorganization	—	—	—	—	—	—	(4,174)	—	—	15,186	11,012
Balance at December 31, 2017	—	19,010	190	26,811	—	117,638	(4,174)	16	(261)	140,850	254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	7,184	72	(7,184)	—	39,558	—	—	—	(39,630)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	649	—	—	—	—	649
Stock option exercises	—	327	3	—	—	1,530	—	1	(9)	(592)	932
Stock-based compensation	—	—	—	—	—	2,609	—	—	—	2,292	4,901
Vesting of restricted stock	—	570	6	—	—	2,042	—	74	(1,144)	(2,050)	(1,146)
Other	—	—	—	—	—	60	—	—	—	—	60
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	—	(2,750)	—	—	—	(2,750)
Net income	—	—	—	—	—	—	42,431	—	—	43,521	85,952
Balance at December 31, 2018	$—	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	—	186	(532)	—	—	(186)	(532)
Share repurchases	—	(252)	(2)	—	—	(2,916)	—	—	—	(331)	(3,249)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	3,687	36	(3,687)	—	28,496	—	—	—	(28,532)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	—	(2,383)	—	—	—	—	(2,383)
Stock option exercises	—	76	1	—	—	649	—	28	(427)	(356)	(133)
Stock-based compensation	—	—	—	—	—	3,030	—	—	—	1,633	4,663
Vesting of restricted stock	—	163	2	—	—	695	—	44	(685)	(698)	(686)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.405 per Solaris LLC Unit	—	—	—	—	—	—	—	—	—	(6,500)	(6,500)
Dividends paid ($0.405 per share of Class A common stock)	—	—	—	—	—	—	(12,760)	—	—	—	(12,760)
Net income	—	—	—	—	—	—	52,007	—	—	38,353	90,360
Balance at December 31, 2019	$—	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$90,360	$85,952	$14,677
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,925	18,422	6,635
Loss on disposal of asset	261	318	498
Stock-based compensation	4,475	3,861	3,701
Amortization of debt issuance costs	753	296	51
Write-off of deposit	202	—	—
Provision for bad debt	339	—	—
Change in payables related to Tax Receivable Agreement	—	—	(23,022)
Deferred income tax expense	16,122	12,277	33,462
Other	(150)	620	(28)
Changes in assets and liabilities:
Accounts receivable	853	(26,766)	(8,469)
Prepaid expenses and other assets	2,332	(686)	(3,273)
Inventories	(2,744)	(10,470)	(7,532)
Accounts payable	(3,582)	4,469	4,224
Accrued liabilities	4,183	2,614	5,805
Deferred revenue	(25,458)	25,458	—
Net cash provided by operating activities	114,871	116,365	26,729
Cash flows from investing activities:
Investment in property, plant and equipment	(34,852)	(161,079)	(93,912)
Cash received from insurance proceeds	618	540	—
Proceeds from disposal of assets	232	—	—
Cash paid for Railtronix® acquisition	—	—	(5,000)
Investment in intangible assets	—	(6)	(72)
Net cash used in investing activities	(34,002)	(160,545)	(98,984)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(19,260)	(4,713)	—
Share repurchases	(3,249)	—	—
Payments under finance leases	(35)	(28)	(27)
Payments under insurance premium financing	(2,485)	(1,275)	—
Payments under notes payable	—	—	(451)
Proceeds from stock option exercises	294	932	—
Payments related to purchase of treasury stock	(1,112)	(1,146)	—
Proceeds from borrowings under the senior secured credit facility	—	13,000	3,000
Repayment of senior secured credit facility	(13,000)	—	(5,500)
Payments related to debt issuance costs	(197)	(1,014)	(111)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	111,075
Proceeds from issuance of Class A common stock sold in November Offering, net of offering costs	—	—	44,684
Distributions paid to unitholders	—	—	(25,818)
Proceeds from pay down of promissory note related to membership units	—	—	5,256
Other	—	60	—
Net cash provided by (used in) financing activities	(39,044)	5,816	132,108

Net (decrease) increase in cash and cash equivalents	41,825	(38,364)	59,853
Cash and cash equivalents at beginning of period	25,057	63,421	3,568
Cash and cash equivalents at end of period	$66,882	$25,057	$63,421

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$735	$688	$668
Property and equipment additions incurred but not paid at period-end	82	3,909	7,765
Property, plant and equipment additions transferred from inventory	5,882	7,532	1,365
Issuance of shares in acquisition	—	—	4,507
Financing:
Insurance premium financing	1,869	1,552	—
Cash paid for:
Interest	275	281	104
Income taxes	663	314	45

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands)

1.        Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals used in hydraulic fracturing of oil and natural gas wells. The systems are designed to address the challenges associated with transferring large quantities of proppant and chemicals to the well site, including the cost and management of last mile logistics which includes coordinating proppant delivery to systems. Our systems are deployed in most of the active oil and natural gas basins in the United States.

We operate an independent, unit-train capable, high speed transload facility in Oklahoma (the “Kingfisher Facility”) that provides rail-to-truck transloading and high-efficiency sand silo storage and transloading services. Commercial operations commenced in January 2018 and we completed construction at the end of July 2018.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and Solaris Lens® inventory management systems. Our customers use data from our software to manage distribution of proppant and chemicals throughout their supply chain.

2.        Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires “Solaris Inc.” or the “Company”) is the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income attributable to the holders of Solaris Inc.’s Class A common stock.

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

Cash and Cash Equivalents

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for doubtful accounts (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts was $339 and $0 as of December 31, 2019 and 2018, respectively.

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials, and purchased parts and is stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2019, 2018 and 2017.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”) as described further in Note 3, as well as patents that were filed for our systems and other intellectual property. Amortization expense of identified intangibles is expected to be approximately $748 in each of the next five years. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $779,  $801, and $46 for the years ended December 31, 2019,  2018 and 2017, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2019:
Customer relationships	$4,703	$(1,400)	$3,303
Software acquired in the acquisition of Railtronix	346	(103)	243
Non-competition agreement	225	(94)	131
Patents and other	114	(30)	84
Total identifiable intangibles	$5,388	$(1,627)	$3,761

As of December 31, 2018:
Customer relationships	$4,703	$(727)	$3,976
Software acquired in the acquisition of Railtronix	346	(54)	292
Non-competition agreement	225	(49)	176
Patents and other	114	(18)	96
Total identifiable intangibles	$5,388	$(848)	$4,540

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating right-of-use (“ROU”) assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

We determine if an arrangement is a lease at inception. The Company made the election to not apply the recognition requirements in ASC Topic 842 to short-term leases (i.e., leases of twelve months or less). Instead, the Company recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities, net of current in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 7.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2019 and 2018, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix (See Note 3. “–Business Combinations”). The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. There was no impairment for the years ended December 31, 2019, 2018 and 2017.

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

Impairment of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. The Company estimates fair value based on projected future discounted cash flows. Fair value calculations for long-lived assets and intangible assets contain uncertainties because it requires the Company to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. The Company also applies judgment in the selection of a discount rate that reflects the risk inherent in the current business model. There were no impairment indicators for the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone prices, or estimates of such prices, and recognize the related revenue as each individual service is performed, in satisfaction of the corresponding performance obligations.

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites which is considered to be our performance obligation. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the rental of our systems on a monthly basis under agreements requiring the rental of a minimum number of systems for a period of twelve months. The Company is typically entitled to short fall payments if such minimum contractual obligations are not maintained by our customers. Minimum contractual obligations have been maintained and thus the Company has not recognized revenues related to shortfalls on such take or pay contractual obligations to date.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $1,332 of shortfall revenue during the year ended December 31, 2019.

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

Deferred Revenue

Deferred revenue consisted of a $25,980 partial termination payment received in December 2018 in accordance with a contract modification which was accounted for prospectively and a final termination payment of $1,680 recorded as accounts receivable and recognized as revenue throughout the fourth quarter of 2019. The termination payments represented the distinct unsatisfied portion of a contract to provide transloading services and were considered part of the transaction price and were allocated to the remaining performance obligations under the contract, which was fully settled as of December 31, 2019 upon termination of the contract. The Company recognized $27,138 of deferred revenue as Revenue from transloading services in the year ended December 31, 2019, resulting in no remaining deferred revenue as of December 31, 2019.  The Company recognized $522 of deferred revenue as Revenue from transloading services in the year ended December 31, 2018, resulting in $25,458 remaining deferred revenue as of December 31, 2018.

Stock-based Compensation

The Company accounts for its stock-based compensation including grants of restricted stock and options in the consolidated statements of operations based on their fair values on the date of grant. The Company recognizes expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period.

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

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statements of operations. No research and development costs were incurred for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, research and development costs were $210.

 Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of December 31, 2019, we had no borrowings under the 2019 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

 Fair Value Measurements

The Company’s financial assets and liabilities, as well as other recurring and nonrecurring fair value measurements such as goodwill impairment and purchase accounting, are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2019, 2018 and 2017, we recognized a combined United States federal and state provision for income taxes of $16,936, $12,961 and $33,709, respectively.

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

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of December 31, 2019 and 2018.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Current expenses related to Texas franchise tax were approximately $742,000,  $684,000 and $247,000 for the years ended December 31, 2019, 2018 and 2017.

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

Payable Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC

Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2019 and 2018, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $67,998 and $56,149, respectively,  $1,416 of which has been recorded as a current liability in the year ended December 31, 2019. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the year ended December 31, 2019.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2019 and 2018, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

Accounting Standards Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles of ASC 740 and simplifies other areas in order to reduce simplify its application. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2019-12 during the quarter ended December 31, 2019, which did not have an impact on the consolidated financial statements.

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

The actual impact of this acquisition was an increase to “Total revenues” of $205 and an increase to “Net income” of $87 in the consolidated statement of operations for the year ended December 31, 2017. The unaudited pro forma results presented below have been prepared to give the effect of the acquisition discussed above on our results of operations for the year ended December 31, 2017 as if it had been consummated on January 1, 2016. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on such date or to project our results of operation for any future date or period.

	For the Year Ended
	December 31, 2017
	Actual	Pro Forma

Pro forma (unaudited)
Total revenues	$67,395	$69,252
Net income	14,677	15,207

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

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Prepaid purchase orders	$1,055	$2,802
Prepaid insurance	865	576
Deposits	1,245	882
Other assets	1,837	1,232
Prepaid expenses and other current assets	$5,002	$5,492

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Systems and related equipment	$294,547	$258,600
Systems in process	11,867	11,245
Transloading facility and equipment	40,272	40,218
Computer hardware and software	1,335	1,185
Machinery and equipment	5,214	5,126
Vehicles	7,633	8,334
Buildings	4,339	4,280
Land	612	612
Furniture and fixtures	284	282
Property, plant and equipment, gross	366,103	329,882
Less: accumulated depreciation	(59,520)	(33,344)
Property, plant and equipment, net	$306,583	$296,538

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $26,146,  $17,621 and $6,589, respectively, of which $22,389,  $14,920 and $5,792 is attributable to cost of system rental, $1,548,  $1,274 and $461 is attributable to cost of proppant system services, $1,643,  $954 and $0  is attributable to cost of transloading services, and $566,  $473 and $336 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $735,  $688 and $668 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the years ended December 31, 2019, 2018 and 2017, respectively.

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2019 and 2018:

	2019	2018
Property, plant and equipment	$47	$2,153
Employee related expenses	4,129	4,500
Selling, general and administrative	1,016	944
Cost of revenue	5,062	2,702
Excise, franchise and sales taxes	2,526	1,461
Ad valorem taxes	1,598	774
Other	69	124
Accrued liabilities	$14,447	$12,658

7.        Leases

The Company leases land equipment under operating leases which expire at various dates through February 2047. These land leases included commitments related to 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility. Equipment leases include locomotives rented from third-parties in order to facilitate rail transloading activities at the Kingfisher Facility. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Additionally, the Company leases offices and storage from third-parties for our corporate and field locations under operating leases, which include commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental to the office space for the Company’s corporate headquarters.  Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized. Upon completion of the primary term, both parties have substantive rights to terminate the leases.  As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest.  The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. As of December 31, 2019 and 2018, the Company had property, plant and equipment under capital leases with a cost of $299 and $299, respectively, and accumulated depreciation of $105 and $85, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

December 31, 2019
Operating lease cost (1) (2)	$1,187

Finance lease cost
Amortization of ROU assets	29
Interest on lease liabilities	6
Total finance lease cost	$35
(1)	Includes short term leases.
(2)	Operating lease costs of $741, $78 and $368 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2019.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$1,116	35
2021	1,060	33
2022	1,091	33
2023	1,100	33
2024	1,108	33
Thereafter	8,354	11
Total future minimum lease payments	13,829	178
Less: effects of discounting	(5,379)	(15)
Total lease liabilities	$8,450	$163

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$1,432
2020	1,375
2021	1,299
2022	1,093
2023	1,092
Thereafter	9,725
Total minimum lease payments	$16,016

Supplemental cash flow information related to leases were as follows:

December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,120
Financing cash flows from finance leases	35

Other information related to leases was as follows:

December 31,
2019
Weighted Average Remaining Lease Term
Operating leases	13.9 years
Finance leases	5.4 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

8.        Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, 2018 credit agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent. The 2019 Credit Agreement consists of an initial $50,000 revolving loan commitment (the “Loan”) with a $25,000 uncommitted accordion option to increase the Loan availability to $75,000. The term of the 2019 Credit Agreement expires on April 26, 2022.

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

The 2019 Credit Agreement requires that we maintain ratios of (a) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (b) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (c) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3,000. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the 2019 Credit Agreement, excludes certain noncash items and any extraordinary, unusual or nonrecurring gains, losses or expenses.

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

As of December 31, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

As of December 31, 2019 we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

9.        Equity

Dividends

Solaris LLC paid distributions totaling $19,260 and $4,713 to all Solaris LLC unitholders in the years ended December 31, 2019 and 2018, respectively, of which $12,760 and $2,750 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock totaling $12,760 and $2,750 in the years ended December 31, 2019 and 2018, including $282 and $41 related to shares of restricted stock, respectively.

At its November 2019 meeting, our Board of Directors increased our regular quarterly dividend by 5%, raising it to $0.105 per share.

Share Repurchase Program

On December 3, 2019 the Company’s board of directors authorized a share repurchase plan to repurchase up to $25,000 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the year ended December 31, 2019, Solaris LLC purchased and retired 251,930 Solaris LLC Units from the Company for $3,254, and the Company purchased and retired 251,930 shares of Class A common stock for $3,254, or $12.90 average price per share. As of December 31, 2019, $21,746 remains authorized for future repurchases of Class A common stock under the share repurchase program.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option, and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. During the year ended December 31, 2019, 103,207 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 27,578 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2019 was $294. The actual tax expense realized for the tax deductions from option exercises totaled $33 for the year ended December 31, 2019. During the year ended December 31, 2018, 327,594 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 539 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2018 was $932. The actual tax expense realized for the tax deductions from option exercises totaled $128 for the year ended December 31, 2018. During the year ended December 31, 2017, 75,130 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 16,354 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2017 was $263. The actual tax expense realized for the tax deduction from option exercise totaled $20 for the year ended December 31, 2017. As of December 31, 2019, 522,285 options have been exercised, 33,350 forfeited and 35,626 remain outstanding.

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

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service-based awards (generally the vesting period of the award of four years). For the year ended December 31, 2017, the Company recognized $295 of stock-based compensation expense on options in salaries, benefits and payroll taxes in the consolidated statements of operations. All options were vested in 2017 and no further options were granted in the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company did not recognize stock-based compensation expense on options.

The following is a summary of the option activity under the LTIP for the years ended December 31, 2019, 2018 and 2017:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2017	12,938	$135.00	8.67	$—
Exercisable, January 1, 2017	3,235	$135.00	8.67	$—
Canceled	(12,938)	135.00		—
Granted	591,261	2.87		—
Exercised	(91,484)	2.87		—
Forfeited	(33,346)	2.87		—
Balance, December 31, 2017	466,431	$2.87	6.79	$8,648
Exercisable, December 31, 2017	466,431	$2.87	6.79	$8,648
Canceled	—	—		—
Granted	—	—		—
Exercised	(327,594)	2.87		—
Forfeited	—	—		—
Balance, December 31, 2018	138,837	$2.87	7.92	$1,280
Exercisable, December 31, 2018	138,837	$2.87	7.92	$1,280
Canceled	—	—		—
Granted	—	—		—
Exercised	(103,207)	2.87		—
Forfeited	(4)	2.87		—
Balance, December 31, 2019	35,626	$2.87	7.92	$397
Exercisable, December 31, 2019	35,626	$2.87	7.92	$397

As of December 31, 2019, the Company had no unvested options outstanding.

The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2019, 2018 and 2017:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Issued on May 17, 2017	648,676	$12.04
Awarded	584,477	13.25
Vested	—	—
Forfeited	(14,888)	12.87
Unvested at December 31, 2017	1,218,265	$12.61
Awarded	88,664	16.92
Vested	(644,387)	12.58
Forfeited	(251,045)	12.49
Unvested at December 31, 2018	411,497	$13.67
Awarded	448,745	16.62
Vested	(208,697)	15.13
Forfeited	(24,294)	15.52
Unvested at December 31, 2019	627,251	$15.23

For the year ended December 31, 2019, the Company recognized $34,  $262,  $13 and $4,167 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and selling, general and administrative, respectively, in the consolidated statements of operations and $187 within property, plant and equipment, net in the consolidated balance sheets. For the year ended December 31, 2018, the Company recognized $6,  $191,  $3 and $3,661 of stock-based compensation expense on restricted stock in cost of system rental, cost of system services, cost of transloading services and selling, general and administrative, respectively, in the consolidated statements of operations and $1,040 within property, plant and equipment, net in the consolidated balance sheets. For the year ended December 31, 2017, the Company recognized $3,406 of stock-based compensation expense on restricted stock in selling, general and administrative in the consolidated statements of operations and $1,080 within property, plant and equipment, net in the consolidated balance sheets. As of December 31, 2019, total unrecognized compensation cost related to non-vested restricted stock was $6,764, which is expected to be recognized over a weighted-average period of 1.81 years. 348,214 shares, 147,793 shares, and 131,243 shares of restricted stock vest in 2020, 2021 and 2022, respectively.

The number of shares remaining available for future issuance under LTIP is 3,243,549.

Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income attributable to Solaris for periods following the IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to the IPO, therefore, no earnings (loss) per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December,
Basic net income (loss) per share:	2019	2018	2017
Numerator
Net income (loss) attributable to Solaris	$52,007	$42,431	$(4,174)
Less income attributable to participating securities (1)	(1,120)	(1,230)	—
Net income (loss) attributable to common stockholders	$50,887	$41,201	$(4,174)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	30,141	25,678	12,117
Effect of dilutive securities:
Stock options (2)	44	151	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	30,185	25,829	12,117

Earnings (loss) per share of Class A common stock - basic	$1.69	$1.60	$(0.34)
Earnings (loss) per share of Class A common stock - diluted	$1.69	$1.59	$(0.34)

(1)	The Company's restricted shares of common stock are participating securities.
(2)

The years ended December 31, 2019 and 2018 include 44 and 151 shares of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2019	2018	2017
Class B common stock	16,688	20,727	31,100
Stock options	—	—	365
Restricted stock awards	320	412	225
Total	17,008	21,139	31,690

10.      Income Taxes

Income Taxes

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

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	814	684	247
	814	684	247
Deferred:
Federal	14,452	11,410	32,195
State	1,670	867	1,267
	16,122	12,277	33,462
Income tax expense	$16,936	$12,961	$33,709

Income tax expense differs from the amount computed by applying the 2019 and 2018 statutory federal income tax rate of 21% and the 2017 statutory federal income tax rate of 35% to income before taxes as follows:

	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$107,296	$98,913	$48,386
Less: net income prior to corporate reorganization	—	—	3,665
Less: net income before income taxes attributable to noncontrolling interest	38,353	43,521	15,439
Income attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	68,943	55,392	29,282
Income tax expense (benefit) at the federal statutory rate	14,548	11,632	10,249
State income taxes, net of federal benefit	1,740	1,373	1,071
Remeasurement of federal deferred tax assets due to rate change	—	—	30,447
Tax Receivable Agreement adjustments	—	—	(8,058)
Other	648	(44)	—
Income tax (benefit) expense	$16,936	$12,961	$33,709

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Assets:
Investments in subsidiaries	$7,099	$15,876
Imputed interest	1,587	1,366
Net operating loss carryforward	43,543	41,648
Total deferred tax assets	52,229	58,890
Liabilities:
Investments in subsidiaries	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset	$52,229	$58,890

The largest components of the Company’s deferred tax position relate to the Company’s investment in Solaris LLC and net operating loss carryovers. The Company recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of the Company’s investment in Solaris LLC.  This difference originates from the IPO and November Offering, exchanges of Solaris LLC Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock and from certain stock-based compensation.

As of December 31, 2019, the Company had approximately $197.3  million of federal net operating loss carryovers and $52.0 million of state net operating loss carryovers. $131.5 million of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. State net operating loss carryovers will expire in varying amounts beginning in 2037.

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

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2019 and 2018, the Company’s uncertain tax benefits totaling $816 and $816, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2019, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2019, the Company has not accrued any penalties or interest. The addition to uncertain tax benefits during the year ended December 31, 2018 related to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance, January 1,	$816	$812	$—
Additions for the current year tax	—	—	812
Additions related to prior years	—	4	—
Balance, December 31,	$816	$816	$812

Payables Related to the Tax Receivable Agreement

As of December 31, 2019, our liability under the Tax Receivable Agreement was $67,998, representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

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

11.        Concentrations

For the year ended December 31, 2019, two  customers accounted for 19% and 10% of the Company’s revenue. For the year ended December 31, 2018, three customers accounted for 15%,  10% and 10% of the Company’s revenue. For the year ended December 31, 2017, four customers accounted for 23%,  15%,  13%, and 11% of the Company’s revenue.  As of December 31, 2019, one customers accounted for 15% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 20%,  10% and 10% of the Company’s accounts receivable.

For the year ended December 31, 2019, one supplier accounted for 19% of the Company’s total purchases. For the year ended December 31, 2018, two suppliers accounted for 13% and 11% of the Company’s total purchases. For the year ended December 31, 2017, no supplier accounted for 10% or more of the Company’s total purchases. As of December 31, 2019, one supplier accounted for 44% of the Company’s accounts payable.  As of December 31, 2018, one supplier accounted for 13% of the Company’s accounts payable.

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

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing of its systems. As of December 31, 2019 and 2018, the Company had commitments of approximately $2,575 and $18,998, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of December 31, 2019, one milestone had been achieved and the Company paid and recognized $1,625 in March 2018 in other operating expense in the consolidated statements of operations. However, as of December 31, 2019, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $8,815 as of December 31, 2019. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 7. “Leases” for operating lease discussion.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2019, 2018 and 2017, Solaris LLC paid $1,127,  $1,022 and $910 , respectively, for these services. As of December 31, 2019 and 2018, the Company included $233 and $232, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2019 and 2018, the Company included $74 and $103, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

These costs are primarily incurred in connection with the administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017, including certain of our officers, directors and employees. See Note 10. “–Income Taxes” for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

14.        Subsequent Events

Share Repurchase Program

Subsequent to the balance sheet date and through February 14, 2020, Solaris LLC purchased and retired 1,131 Solaris LLC Units from the Company for $13,912, and the Company purchased and retired 1,131 shares of Class A common stock for $13,912, or $12.29 average price per share. As of February 14, 2020,  $7,834 remains authorized for future repurchases of Class A common stock under the share repurchase program.

15.      Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2019
Total revenue	$55,124	$64,101	$59,604	$62,858
Operating income	27,727	27,323	22,793	30,087
Net income	23,435	22,509	19,082	25,334
Net income attributable to Solaris	12,317	13,275	11,398	15,017
Earnings per share of Class A common stock - basic	$0.43	$0.42	$0.36	$0.48
Earnings per share of Class A common stock - diluted	$0.43	$0.42	$0.36	$0.48

2018
Total revenue	$36,018	$47,155	$56,686	$57,337
Operating income	15,526	24,796	30,790	28,175
Net income	13,415	21,448	26,437	24,652
Net income (loss) attributable to Solaris	5,930	10,597	13,019	12,885
Earnings (loss) per share of Class A common stock - basic	$0.24	$0.40	$0.49	$0.47
Earnings (loss) per share of Class A common stock - diluted	$0.23	$0.40	$0.49	$0.47

During the preparation of the financial statements for the year ended December 31, 2019, we identified that the weighted average share and Earnings per share amounts for the nine months ended September 30, 2019 and related footnote disclosures were misstated in the interim financial statements filed on Form 10-Q for the quarter ended September 30, 2019. Other than as noted above, this error had no impact on the interim financial statements for the quarter or nine months ended September 30, 2019 or the quarterly data presented above. Basic and diluted weighted average shares should have been 29,874 and 29,923, respectively,  instead of 27,270 and 27,317, respectively, and earnings per share – basic and diluted should have been $1.21 instead of $1.33. Management evaluated the error on previously issued financial statements and concluded the impact was immaterial. These amounts and related footnote disclosure will be revised when the September 30, 2020 financial information is filed.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, believes that our internal control over financial reporting was effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to have, nor did we engage our independent audit firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

Subsequent to filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2019, the Company determined there was an error affecting the deferred tax asset, additional paid-in capital, non-controlling interest and retained earnings accounts reported in the Company’s Annual Reports on Forms 10-K for the periods ended December 31, 2017 and 2018, and in the Company’s Quarterly Reports on Forms 10-Q during 2018 and for the period ended March 31, 2019. As a result,  we identified and disclosed a  material weakness related to the accounting of the Company’s investment in Solaris LLC.    Specifically, certain control activities over the completeness and accuracy of inputs used in the calculation of the Company’s investment in Solaris LLC related to the November 2017 Offering, exchanges of membership interests in Solaris LLC (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and contributions of    Class A shares in connection with stock based compensation, were not designed to operate effectively.

To remediate the material weakness, we have new implemented new controls over the reconciliation and rollforward of equity and tax accounts, ii) added levels of management review procedures and iii) required additional training to technical accounting and finance personnel. Based on testing performed by management, we believe the implemented controls are operating effectively and the material weaknesses have been remediated as of December 31, 2019. There were no other changes in our internal control over financial reporting during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2020  (the “Annual Meeting”) and is incorporated herein by reference.

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

4.1	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
4.2	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
4.3*	Description of Securities Registered under Section 12(b) of the Act
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

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.6	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.7	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.8	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.9	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.10	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.11	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.12	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.13	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.14	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.15	Indemnification Agreement (Ray N. Walker, Jr.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on August 14, 2018).
10.16	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.17	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.18+

Sand Storage and Transload Agreement, dated July 27, 2017, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A (File No. 001-38090) filed with the Commission on October 19, 2017).

10.19+

First Amendment to Sand Storage and Transload Agreement, dated December 17, 2018, between Solaris Logistics, LLC and Devon Energy Production Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on December 20, 2018).

10.20

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
21.1*

List of Subsidiaries of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 001-038090) filed with the Commission on February 27, 2019).

23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
William A. Zartler
Chairman and Chief Executive Officer
Date: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2020.

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