Form 10-Q
period 2020-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2020-05-01
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 27, 2020, the registrant had 29,394,924 shares of Class A common stock, $0.01 par value per share, and 15,889,169 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from both the coronavirus 2019 (“COVID-19”) pandemic and the continued volatility in global oil markets, and the expected impact of these events on our businesses, operations, earnings and results.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

the level of domestic capital spending by the oil and natural gas industry, which has been significantly impacted by the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly have led to a significant reduction in domestic capital spending;

•	developments in the global economy as well as the public health crisis related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
•	uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
•

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;

•	natural or man-made disasters and other external events that may disrupt our operations;
•	continued volatility of oil and natural gas prices;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	technological advancements in well completion technologies;
•	competitive conditions in our industry;
•	inability to fully protect our intellectual property rights;
•	changes in the long-term supply of and demand for oil and natural gas
•	actions taken by our customers, competitors and third-party operators;
•	fluctuations in transportation costs or the availability or reliability of transportation to supply our systems;
•	changes in the availability and cost of capital;

•	our ability to successfully implement our business plan;
•	our ability to complete growth projects on time and on budget;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	changes in our tax status;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements and expand our product and service offerings;
•	changes in market price and availability of materials;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
•	failure to secure or maintain contracts with our largest customers;
•	the effects of future litigation;
•	credit markets;
•	business acquisitions;
•	weather and other natural phenomena;
•	uncertainty regarding our future operating results;
•	significant changes in the transportation industries that service our business, such as increased regulation and embargoes;
•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$46,027	$66,882
Accounts receivable, net of allowances for credit losses of $1,232 and $339 as of March 31, 2020 and December 31, 2019, respectively	47,901	38,554
Prepaid expenses and other current assets	4,049	5,002
Inventories	2,840	7,144
Total current assets	100,817	117,582
Property, plant and equipment, net	262,887	306,583
Non-current inventories	2,397	—
Operating lease right-of-use assets	4,863	7,871
Goodwill	13,004	17,236
Intangible assets, net	3,566	3,761
Deferred tax assets	57,407	51,414
Other assets	585	625
Total assets	$445,526	$505,072
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,107	$3,824
Accrued liabilities	15,639	14,447
Current portion of payables related to Tax Receivable Agreement	1,416	1,416
Current portion of operating lease liabilities	587	596
Current portion of finance lease liabilities	30	30
Other current liabilities	75	74
Total current liabilities	24,854	20,387
Operating lease liabilities, net of current	7,754	7,855
Finance lease liabilities, net of current	122	130
Payables related to Tax Receivable Agreement	66,636	66,582
Other long-term liabilities	428	460
Total liabilities	99,794	95,414
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 28,555 shares issued and outstanding as of March 31, 2020 and 30,928 shares issued and 30,765 shares outstanding as of December 31, 2019	286	308
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,890 shares issued and outstanding as of March 31, 2020 and 180,000 shares authorized, 15,939 issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	177,393	191,843
Retained earnings	40,145	74,222
Treasury stock (at cost), 0 shares and 163 shares as of March 31, 2020 and December 31, 2019, respectively	—	(2,526)
Total stockholders' equity attributable to Solaris	217,824	263,847
Non-controlling interest	127,908	145,811
Total stockholders' equity	345,732	409,658
Total liabilities and stockholders' equity	$445,526	$505,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
System rental	$26,059	$37,348
System services	20,957	11,437
Transloading services	465	5,833
Inventory software services	349	506
Total revenue	47,830	55,124

Operating costs and expenses:
Cost of system rental (excluding $6,001 and $5,226 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	2,013	2,347
Cost of system services (excluding $357 and $398 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	24,130	13,619
Cost of transloading services (excluding $411 and $409 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	337	710
Cost of inventory software services (excluding $193 and $193 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately)	145	135
Depreciation and amortization	7,114	6,345
Selling, general and administrative (excluding $152 and $119 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	5,299	4,028
Impairment losses	47,828	—
Other operating expenses	305	213
Total operating costs and expenses	87,171	27,397
Operating income (loss)	(39,341)	27,727
Interest income (expense), net	111	(111)
Total other expense (income)	111	(111)
Income (loss) before income tax expense	(39,230)	27,616
Provision for income taxes	6,078	(4,181)
Net income (loss)	(33,152)	23,435
Less: net (income) loss related to non-controlling interests	14,071	(11,118)
Net income (loss) attributable to Solaris	$(19,081)	$12,317

Earnings per share of Class A common stock – basic	$(0.65)	$0.43
Earnings per share of Class A common stock – diluted	$(0.65)	$0.43

Basic weighted-average shares of Class A common stock outstanding	29,312	28,028
Diluted weighted-average shares of Class A common stock outstanding	29,312	28,115

(1)	The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$13	$4
Cost of system services	199	64
Cost of transloading services	3	3
Selling, general and administrative	1,114	791
Stock-based compensation expense	$1,329	$862

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	460	—	—	—	(461)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(303)	—	—	—	—	(303)
Stock option exercises	9	—	—	—	66	—	7	(80)	(11)	(25)
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,711)	(26,716)
Stock-based compensation	—	—	—	—	907	—	—	—	492	1,399
Vesting of restricted stock	105	1	—	—	471	—	37	(373)	(473)	(374)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,668)	(1,668)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,087)	—	—	—	(3,087)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Net income	—	—	—	—	—	(19,081)	—	—	(14,071)	(33,152)
Balance at March 31, 2020	28,555	286	15,890	—	177,393	40,145	—	—	127,908	345,732

	Three Months Ended March 31, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	304	16,382	—	188,458	44,173	119	(1,845)	126,773	357,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(33,152)	$23,435
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,114	6,345
Loss on disposal of asset	57	213
Allowance for credit losses	893	—
Stock-based compensation	1,329	862
Amortization of debt issuance costs	44	79
Deferred income tax expense	(5,775)	3,992
Impairment losses	47,828	—
Other	23	2
Changes in operating assets and liabilities:
Accounts receivable	(10,241)	(584)
Prepaid expenses and other assets	543	1,131
Inventories	(887)	(3,545)
Accounts payable	3,184	(5,027)
Accrued liabilities	744	(759)
Deferred revenue	—	(3,134)
Net cash provided by operating activities	11,704	23,010
Cash flows from investing activities:
Investment in property, plant and equipment	(699)	(20,370)
Cash received from insurance proceeds	26	24
Net cash used in investing activities	(673)	(20,346)
Cash flows from financing activities:
Share repurchases	(26,723)	—
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(4,755)	(4,757)
Payments under finance leases	(9)	(9)
Payments under insurance premium financing	—	(439)
Proceeds from stock option exercises	55	266
Payments related to purchase of treasury stock	(454)	(431)
Repayment of senior secured credit facility	—	(13,000)
Net cash used in financing activities	(31,886)	(18,370)

Net decrease in cash	(20,855)	(15,706)
Cash at beginning of period	66,882	25,057
Cash at end of period	$46,027	$9,351

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$161	$186
Property and equipment additions incurred but not paid at period-end	165	240
Property, plant and equipment additions transferred from inventory	229	3,427
Cash paid for:
Interest	33	119
Income Taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

1.    Organization and Background of Business

Description of Business

We are an independent provider of supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. We manufacture and provide patented mobile proppant and chemical management systems that unload, store and deliver proppant and chemicals used in hydraulic fracturing of oil and natural gas wells. The systems are designed to address the challenges associated with transferring large quantities of proppant and chemicals to the well site, including the cost and management of last mile logistics, which includes coordinating proppant and chemical delivery to systems. Our systems are deployed in most of the active oil and natural gas basins in the United States.

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Railtronix® and Solaris Lens® inventory management systems. Our customers use data from our software solutions to manage distribution of proppant and chemicals throughout their supply chain.

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers and reducing demand for our services. The commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. In response, in addition to other measures, the Company has reduced costs and lowered its capital budget for the year.

The risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked our non-essential employees to work remotely until further notice. Working remotely has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “Solaris Inc.” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Solaris Inc. is the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC's business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income attributable to the holders of Solaris Inc.’s Class A common stock

All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these condensed consolidated financial statements include, but are not limited to, collectability of accounts receivable, stock-based compensation, depreciation associated with property, plant and equipment and related impairment considerations of those assets, impairment considerations of goodwill, determination of fair value of intangible assets acquired in business combinations, income taxes, determination of the present value of lease payments and right-of-use assets, inventory valuation and certain other assets and liabilities. Actual results could differ from management’s best estimates as additional information or actual results become available in the future, and those differences could be material.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. The Company considers accounts outstanding longer than the payment terms past due. The Company determines the allowance by considering a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. Allowance for credit losses was $1,232 and $339 as of March 31, 2020 and December 31, 2019, respectively. The related expense was included in Selling, general and administrative expense on the condensed consolidated statements of operations.

The Company accounts for credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), Financial Instruments – Credit Losses (“ASC Topic 842”), and the Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2019. The Company applied ASC Topic 326 to all trade receivables existing at or commencing after January 1, 2020. The adoption of ASC Topic 326 on January 1, 2020, did not have an impact on our condensed consolidated financial statements.

Activity in the allowance for credit losses account on customer receivables for the three months ended March 31, 2020 and for the year ended December 31, 2019 is as follows:

(in thousands)
Balance, January 1, 2019	$—
Credit losses	339
Balance, December 31, 2019	$339
Credit losses	893
Balance, March 31, 2020	$1,232

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. The Company recognized a write down of the carrying value of inventory of $2.6 million to its net realizable value during the three months ended March 31, 2020. There were no impairments recorded for the three months ended March 31, 2019.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation and impairments. Depreciation is computed using the straight-line method over the estimated useful service lives of the assets as noted below:

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

Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets below for discussion of impairment triggers in the three months ended March 31, 2020.

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, LLC (“Railtronix”), as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $195 for the three months ended March 31, 2020 and 2019. Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets below for discussion of impairment triggers in the three months ended March 31, 2020.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of March 31, 2020:
Customer relationships	$4,703	$(1,568)	$3,135
Software acquired in the acquisition of Railtronix	346	(115)	231
Non-competition agreement	225	(105)	120
Patents and other	114	(34)	80
Total identifiable intangibles	$5,388	$(1,822)	$3,566

As of December 31, 2019:
Customer relationships	$4,703	$(1,400)	$3,303
Software acquired in the acquisition of Railtronix	346	(103)	243
Non-competition agreement	225	(94)	131
Patents and other	114	(30)	84
Total identifiable intangibles	$5,388	$(1,627)	$3,761

Leases

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”), effective January 1, 2019. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating right-of-use (“ROU”) assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

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

Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets below for discussion of impairment triggers in the three months ended March 31, 2020.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2019, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. Due to the impact of the outbreak of COVID-19 and recent oil market developments on our business, we updated our goodwill impairment assessment as of March 31, 2020.

Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. If the Company determines through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, the Company compares the fair value of a reporting unit with its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

We estimated the fair value for each reporting unit using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company’s valuations which could result in additional impairment charges in the future. The discount rates used to value the Company’s reporting units were between 10.35% and 13.00%.  As a result of the March 31, 2020 evaluation of goodwill, $4,231 of goodwill associated with the 2017 purchase of the assets of Railtronix was impaired. The goodwill associated with the Loadcraft Industries Ltd. purchase was not impaired. An impairment charge would have resulted if our estimate of fair value was approximately 40% less than the amount determined.

Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets

Long-lived assets, such as property, plant, equipment, definite-lived intangible assets and ROU Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value.

As a result of recent volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations and earnings, the Company concluded that such circumstances warranted an evaluation of whether indicators of impairment are present for its asset groups. Based on this evaluation, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows.

The Company noted that the undiscounted future cash flows of our proppant management systems and inventory management software exceeded the carrying value of their respective asset groups and were thus deemed recoverable.  However, undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility exceeded their carrying values and the Company recognized impairment losses of $37,775,  $2,845 and $410 for property, plant and equipment, ROU assets and other receivables, respectively. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings, including impacts resulting from continued volatility in global oil markets and the COVID-19 pandemic. If these conditions persist for an extended period of time, additional impairment losses may be recognized.

Given the inherent uncertainty in determining the assumptions underlying both undiscounted and discounted cash flow analyses, particularly in the current volatile market, actual results may differ which could result in additional impairment charges. We estimated the fair value of the Kingfisher Facility using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate.  The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. The discount rates used to value this reporting unit were between 10.35% and 13.00%. Limited marketability for the assets group exist in the current volatile market and the analysis resulted in a full impairment of the long-lived assets of the reporting unit.

There were no impairment indicators for the three months ended March 31, 2019.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $20 and $474 of shortfall revenue during the three months ended March 31, 2020 and 2019, respectively.

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

Deferred Revenue

Deferred revenue consisted of a $25,980 partial termination payment received in December 2018 in accordance with a contract modification which was accounted for prospectively and a final termination payment of $1,680 recorded as accounts receivable in November 2019 and recognized as revenue throughout the fourth quarter of 2019. The termination payments represented the distinct unsatisfied portion of a contract to provide transloading services and are considered part of the transaction price and were allocated to the remaining performance obligations under the contract, which was fully settled as of December 31, 2019. The Company recognized $3,134 of deferred revenue as Revenue from transloading services in the condensed consolidated statements of operations for the three months ended March 31, 2019. No deferred revenue was recorded or recognized as revenue during the three months ended March 31, 2020.

Stock-based Compensation

We follow the fair value recognition provisions in accordance with GAAP. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. For options to purchase Class A common stock, we have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the appropriate risk-free rate of return. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted.

Research and Development

The Company expenses research and development costs as incurred, which is included in Selling, general and administrative expenses in the condensed consolidated statements of operations. No research and development costs were incurred for the three months ended March 31, 2020 and 2019.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of March 31, 2020, we had no borrowings under the 2019 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments other than allowance for credit losses described in Accounts Receivable and Allowance for Credit Losses.

Fair Value Measurements

The Company’s financial assets and liabilities, as well as other recurring and nonrecurring fair value measurements such as goodwill impairment, long lived assets impairment and purchase accounting, are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available, including nonfinancial asset measurements for assessing the impairment of goodwill and long-lived assets.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the three months ended March 31, 2020 and 2019, we recognized a combined United States federal and state benefit and expense for income taxes of $6,078 and $4,181, respectively.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC unitholders, including Solaris Inc., are liable for United States federal income tax on their respective shares of Solaris LLC’s taxable income reported on the unitholders’ United States federal income tax returns. Solaris LLC is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2020 and December 31, 2019.

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

Payable Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of March 31, 2020 and December 31, 2019, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68,052 and $67,998,  respectively, $1,416 and $1,416 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the three months ended March 31, 2020.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of March 31, 2020 and December 31, 2019, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 effective January 1, 2020, which did not have an impact on our condensed consolidated financial statements.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Prepaid purchase orders	$1,148	$1,055
Prepaid insurance	180	865
Deposits	1,232	1,245
Incentive receivables and other assets	1,489	1,837
Prepaid expenses and other current assets	$4,049	$5,002

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Systems and related equipment	$295,969	$294,547
Systems in process	11,700	11,867
Transloading facility and equipment	—	40,272
Computer hardware and software	1,043	1,335
Machinery and equipment	5,237	5,214
Vehicles	7,233	7,633
Buildings	4,342	4,339
Land	612	612
Furniture and fixtures	219	284
Property, plant and equipment, gross	326,355	366,103
Less: accumulated depreciation	(63,468)	(59,520)
Property, plant and equipment, net	$262,887	$306,583

Depreciation expense for the three months ended March 31, 2020 and 2019 was $6,919 and $6,150, respectively, of which $6,001 and $5,226 is attributable to cost of system rental, $357 and $398 is attributable to cost of system services, $411 and $409 is attributable to cost of transloading services and $150 and $117 is attributable to selling, general and administrative expenses, respectively. The Company capitalized $161 and $186 of depreciation expense associated with machinery and equipment used in the manufacturing of its systems for the three months ended March 31, 2020 and 2019, respectively.

As described in Note 2, $37,775 of impairment losses were recognized for property, plant and equipment, associated primarily with transloading facility and equipment.

There were no impairment indicators for the three months ended March 31, 2019.

5.    Accrued Liabilities

Accrued liabilities were comprised of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Property, plant and equipment	$31	$47
Employee related expenses	2,284	4,129
Selling, general and administrative	681	1,016
Cost of revenue	9,618	5,062
Excise, franchise and sales taxes	2,797	2,526
Ad valorem taxes	158	1,598
Other	70	69
Accrued liabilities	$15,639	$14,447

6.    Leases

The Company leases land and equipment under operating leases which expire at various dates through February 2047. These land leases include commitments related to a 30-year land lease with the State of Oklahoma related to the Company’s Kingfisher Facility. Equipment leases include locomotives rented from third-parties in order to facilitate rail transloading activities at the Kingfisher Facility. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term. As described in Note 2, $2,845 of impairment losses were recognized in relation to operating lease ROU assets, associated with the Kingfisher Facility.

Additionally, the Company leases offices and storage from third parties for our corporate and field locations under operating leases, which include commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company's corporate headquarters. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest. The Company also leases certain office equipment with purchase options upon the end of lease terms which are accounted for as finance leases with various expiration dates. As of March 31, 2020, and December 31, 2019, the Company had property, plant and equipment under finance leases with a cost of $299 and $299, respectively, and accumulated depreciation of $112 and $105, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost (1) (2)	$262	$297

Finance lease cost
Amortization of ROU assets	8	8
Interest on lease liabilities	1	1
Total finance lease cost	$9	$9

(1)	Includes short term leases.
(2)

Operating lease costs of $150,  $20 and $92 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended March 31, 2020, respectively. Operating lease costs of $185,  $20 and $92 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended March 31, 2019, respectively.  No variable lease costs were recognized during the three months ended March 31, 2020 and 2019.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (remainder of)	$873	26
2021	1,060	33
2022	1,091	33
2023	1,100	33
2024	1,109	33
Thereafter	8,353	8
Total future minimum lease payments	13,586	166
Less: effects of discounting	(5,245)	(14)
Total lease liabilities	$8,341	$152

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$241
Financing cash flows from finance leases	9	9

Other information related to leases was as follows:

March 31,
2020
Weighted Average Remaining Lease Term
Operating leases	13.8 years
Finance leases	5.1 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

7.    Debt

Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2019 Credit Agreement replaced, in its entirety, Solaris LLC’s 2018 Credit Agreement (the “2018 Credit Agreement”) by and among the Company, as borrower, each of the lenders party thereto and Woodforest National Bank, as administrative agent. The 2019 Credit Agreement consists of an initial $50,000 revolving loan commitment (the “Loan”) with a $25,000 uncommitted accordion option to increase the Loan availability to $75,000. The term of the 2019 Credit Agreement expires on April 26, 2022.

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

As of March 31, 2020, and December 31, 2019, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

As of March 31, 2020, and December 31, 2019, we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

8.    Equity

Dividends

Solaris LLC paid distributions totaling $4,755  and $4,757 to all Solaris LLC unitholders in the three months ended March 31, 2020 and 2019, respectively, of which $3,087 and $3,119 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On December 3, 2019, the Company’s board of directors authorized a share repurchase plan to repurchase up to $25,000 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. On February 27, 2020, the Company’s board of directors approved an additional $5,000 repurchase of the Company’s Class A common stock. During the three months ended March 31, 2020, Solaris Inc. purchased and retired 2,374,092 shares of the Company’s Class A common stock for $26,746, or $11.27 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,374,092 Solaris LLC Units from the Company for the same amount. As of March 31, 2020, the share repurchase plan was completed. During the year ended December 31, 2019, Solaris Inc. purchased and retired 251,930 shares of the Company’s Class A common stock for $3,254, or $12.90 average price per share, and, in connection therewith, Solaris LLC purchased and retired 251,930 Solaris LLC Units from the Company for the same amount. During the full share repurchase plan, Solaris Inc. purchased and retired 2,626,022 shares of the Company’s Class A common stock for $30,000, or $11.41 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,626,022 Solaris LLC Units from the Company for the same amount.

Treasury Stock Retirement

During the three months ended March 31, 2020, the Company cancelled and retired, 207,382 shares of treasury stock.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. As of March 31, 2020, 537,285 options have been exercised, 33,348 forfeited and 20,626 remain outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of publicly traded companies which are in the same industry sector. The simplified method is used to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee’s requisite service period for service-based awards (generally the vesting period of the award of four years). For the three months ended March 31, 2020 and 2019, the Company did not recognize stock-based compensation expense on options.

The Company accounts for its stock-based compensation including grants of restricted stock in the condensed consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the three months ended March 31, 2020 and 2019:

	Restricted Stock Awards
	2020	2019
Unvested at January 1,	627,251	411,497
Awarded	386,146	375,068
Vested	(141,700)	(706)
Forfeited	(32,845)	(405)
Unvested at March 31,	838,852	785,454

For the three months ended March 31, 2020, the Company recognized $13,  $199, $3 and $1,114 of stock-based compensation expense on restricted stock in Cost of system rental, Cost of system services, Cost of transloading services and Selling, general and administrative, respectively, in the condensed consolidated statements of operations and $70 within Property, plant and equipment, net in the condensed consolidated balance sheets. As of March 31, 2020, 838,852 shares of restricted stock are issued and are outstanding. 224,934 shares, 258,377 shares, 243,715 shares, and 111,826 shares of restricted stock vest in 2020, 2021, 2022 and 2023, respectively.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Basic net income per share:	2020	2019
Numerator
Net income attributable to Solaris	$(19,081)	$12,317
Less income attributable to participating securities (1)	(89)	(253)
Net income attributable to common stockholders	$(19,170)	$12,064

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	29,312	28,028
Effect of dilutive securities:
Stock options (2)	—	87
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	29,312	28,115

Earnings per share of Class A common stock - basic	$(0.65)	0.43
Earnings per share of Class A common stock - diluted	$(0.65)	0.43

(1)	The Company’s restricted shares of common stock are participating securities.
(2)

The three months ended March 31, 2020 and 2019 include 0 shares and 87 shares, respectively, of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common shares as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2020	2019
Class B common stock	—	18,711
Restricted stock awards	—	17
Total	—	18,728

9. Income Taxes

Income Taxes

Solaris Inc. is a corporation and, as a result is subject to United States federal, state and local income taxes. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC unitholders, including Solaris Inc., are liable for United States federal income tax on their respective shares of Solaris LLC’s taxable income reported on the unitholders’ United States federal income tax returns. Solaris LLC is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

The effective combined United States federal and state income tax rates were  15.50% and 15.21% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Tax benefits and expenses related to Texas franchise tax were approximately $303 and $189 for the three months ended March 31, 2020 and 2019, respectively.

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The largest components of the Company’s deferred tax position relate to the Company’s investment in Solaris LLC and net operating loss carryovers. The Company recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of the Company’s investment in Solaris LLC. This difference originates from the equity offerings of Class A common stock, exchanges of Solaris LLC Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and a contribution of Class A common stock in connection with stock-based compensation.

Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2020 and December 31, 2019, the Company’s uncertain tax benefits totaling $816 are reported as a component of the net deferred tax asset in the condensed consolidated balance sheets. The full balance of unrecognized tax benefits as of March 31, 2020, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of March 31, 2020, the Company has not accrued any penalties or interest.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act did not have a material impact on the Company's tax provision for the three months ended March 31, 2020. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Payables Related to the Tax Receivable Agreement

As of March 31, 2020, our liability under the Tax Receivable Agreement was  $68,052, representing 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. We have recorded a liability for the anticipated payments under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement). If the estimated tax savings decreases our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our condensed consolidated statement of operations.

10.  Concentrations

For the three months ended March 31, 2020, one customer accounted for 10%  of the Company’s revenue. For the three months ended March 31, 2019, four customers accounted for 15%,  13%,  12%, and 11% of the Company’s revenue

As of March 31, 2020, no  customers accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for 15% of the Company’s accounts receivable.

For the three months ended March 31, 2020, one supplier accounted for  36% of the Company’s total purchases. For the three months ended March 31, 2019, one supplier accounted for 14% of the Company’s total purchases. As of March 31, 2020, one supplier accounted for 58%  of the Company’s accounts payable. As of December 31, 2019, one supplier accounted for 44% of the Company’s accounts payable.

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

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at March 31, 2020:

	For the Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$873	$1,060	$1,091	$1,100	$1,109	$8,353	$13,586
Finance lease obligations (2)	26	33	33	33	33	8	166
Commitment fees on Revolving Loan (3)	93	125	41	—	—	—	259
Purchase commitments (4)	1,702	208	—	—	—	—	1,910
Other commitments	55	255	37	1	—	—	348
Total	$2,749	$1,681	$1,202	$1,134	$1,142	$8,361	16,269

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

(3)Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.25%. See Note 7. “Debt,” for interest requirements per the 2019 Credit Agreement.

(4)Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our systems. The purchase commitments represent open purchase orders to our suppliers.

Other Commitments

In the normal course of business, the Company has certain short-term purchase obligations and commitments for products and services, primarily related to purchases of materials used in the manufacturing or repair and maintenance of its systems. As of March 31, 2020 and December 31, 2019, the Company had commitments of approximately $1,910 and $2,575, respectively, related to these commitments.

In connection with the acquisition of Railtronix, the seller is entitled to certain performance-based cash awards totaling $2,500 upon the achievement of certain financial milestones. As of March 31, 2020, one milestone had been achieved and the Company paid and recognized $1,625 in March 2018 in other operating expense in the condensed consolidated statements of operations. However, as of March 31, 2020, the Company had not concluded that the remaining milestone will be achieved and thus has not recognized additional obligations in the condensed consolidated financial statements.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $6,316 as of March 31, 2020. Refer to Note 12. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 6. “Leases” for operating lease discussion.

12.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions primarily incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board.  These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2020 and 2019, Solaris LLC paid $214 and $278, respectively, for these services. As of March 31, 2020 and December 31, 2019, the Company included $238 and $233, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company included $69 and $74, respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheets.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders on May 17, 2017. See Note 9. “Income Taxes” for further discussion of the impact of the Tax Receivable Agreement on Solaris Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our,” “Solaris Inc.” or the “Company”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and the Annual Report on Form 10-K for the year ended December 31, 2019 as updated by our subsequent filings with the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

Solaris Inc. is a holding company whose sole material asset consists of units in Solaris LLC (“Solaris LLC Units”). Solaris Inc. is the managing member of Solaris LLC and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business and consolidates the financial results of Solaris LLC and its subsidiaries.

Executive Summary

We design, manufacture and rent specialized equipment which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant management systems that unload, store and deliver proppant used in hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States.

We continuously innovate and enhance our offerings which have included our AutoHopper™ technology to automate the delivery of proppant into the blender, and the latest version of our Solaris Lens® software, which allows customers to view the entire last mile proppant supply chain in real time.

Recent Trends and Outlook

Demand for our products and services is predominantly driven by the level of onshore oil and natural gas well drilling and completion activity, in the United States, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

The impacts on our industry related to both the recent significant decline in commodity prices and the coronavirus 2019 (“COVID-19”) pandemic are unprecedented. Due to a combination of geopolitical and COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, as well as the actions taken by a number of global oil producers, commodity prices have significantly declined in recent months, and oil and gas operators have reduced development budgets and activity. The New York Mercantile Exchange (“NYMEX”) 12-month Strip Futures price for West Texas Intermediate (“WTI”) crude declined to the lowest level in nearly 17 years at around $27 per barrel as of April 24, 2020. This represents a 44% decline from first quarter 2020 levels and a 52% decline compared to average prices in 2019.

Oil and gas operators have responded to these price declines by announcing significant reductions in oil and gas development budgets of greater than 50% for the full year 2020 compared to 2019. However, we believe that a disproportionate amount of these budgets was likely spent during the first quarter of 2020, pointing to a steeper decline in activity for the remainder of 2020. As a result, we expect drilling and completions activity could continue to decline by 75% to 85% sequentially during the second quarter of 2020. In response to the decline in commodity prices and the COVID-19 pandemic, we have reduced direct operating costs, SG&A expenses and other support costs related to decreasing activity levels, reduced workforce across the Company and lowered our 2020 capital expenditures budget to $10 million or less. We continue to evaluate ways to increase flexibility and efficiency in our cost structure in light of these unprecedented and uncertain time.

Going forward, absent significant changes in markets share, we expect our activity should continue to follow the general trends of the US land drilling and completion activity.

Solaris Inc.’s fully utilized system count averaged 84 systems in the first quarter of 2020, down approximately 5% from the fourth quarter of 2019 and 26% from the first quarter of 2019. This compares to the Baker Hughes US Land rig count which decreased 4% sequentially in the first quarter of 2020 from the fourth quarter of 2019 and 25% from the first quarter of 2019. The US land rig count continued to decrease in the second quarter 2020, down over 40% as of April 24, 2020, from average first quarter 2019 levels.

Further, in the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. The risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked our non-essential employees to work remotely until further notice. Working remotely has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems field supervision and support, as well as coordinating the delivery of proppant and chemicals to the wellsite. The system rental and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The rentals and services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems and related services on a monthly basis.

We generate revenue for our transloading services and railcar storage at our independent, transload facility in Oklahoma (the “Kingfisher Facility”).

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

Revenue

We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of systems we have deployed to customers.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Revenue
System rental	$26,059	$37,348	$(11,289)
System services	20,957	11,437	9,520
Transloading services	465	5,833	(5,368)
Inventory software services	349	506	(157)
Total revenue	47,830	55,124	(7,294)
Operating costs and expenses:
Cost of system rental (excluding $6,001 and $5,226 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	2,013	2,347	(334)
Cost of system services (excluding $357 and $398 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	24,130	13,619	10,511
Cost of transloading services (excluding $411 and $409 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	337	710	(373)
Cost of inventory software services (excluding $193 and $193 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately)	145	135	10
Depreciation and amortization	7,114	6,345	769
Selling, general and administrative (excluding $152 and $119 of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively, shown separately) (1)	5,299	4,028	1,271
Impairment losses	47,828	—	47,828
Other operating expenses	305	213	92
Total operating costs and expenses	87,171	27,397	59,774
Operating income (loss)	(39,341)	27,727	(67,068)
Interest income (expense), net	111	(111)	222
Total other expense (income)	111	(111)	222
Income (loss) before income tax expense	(39,230)	27,616	(66,846)
Provision for income taxes	6,078	(4,181)	10,259
Net income (loss)	(33,152)	23,435	(56,587)
Less: net (income) loss related to non-controlling interests	14,071	(11,118)	25,189
Net income (loss) attributable to Solaris	$(19,081)	$12,317	$(31,398)

Revenue

System Rental Revenue. Our system rental revenue decreased $11.3 million, or 30%, to $26.0 million for the three months ended March 31, 2020 compared to $37.3 million for the three months ended March 31, 2019. This decrease was primarily due to a 26% decrease in mobile proppant systems on a fully utilized basis, due to lower rig count and hydraulic fracturing activities as a result of operating efficiencies in completion activities, as well as initial impact of volatility in global oil markets driven by significant reductions in demand for oil due to COVID and certain actions by oil producers globally.

System Services Revenue. Our system services revenue increased $9.5 million, or 83%, to $20.9 million for the three months ended March  31, 2020 compared to $11.4 million for the three months ended March  31, 2019. System services revenue increased $12.9 million due to an increase in services provided to coordinate proppant delivered into our systems, partially offset by a decrease of $3.4 million in field technician support to maintain systems and transportation of systems between customer sites.

Transloading Services Revenue. Our transloading services revenue decreased $5.4 million, or 93%, to $0.4 million for the three months ended March 31,2020 compared to $5.8 million for the three months ended March 31, 2019. This decrease was primarily due to recognition of $3.2 million of deferred revenue in the three months ended March 31, 2019 as well as a decrease in the number of tons transloaded at our Kingfisher Facility. We generally charge our customers a throughput fee for providing rail-to-truck transloading and high-efficiency sand silo storage and transloading services in relation to proppant and chemicals delivered to the Kingfisher Facility.

Operating Expenses

Total operating costs and expenses for the three months ended March 31, 2020 and 2019 were $87.1 million and $27.4 million, respectively, which represented 182% and 50% of total revenue, respectively. The increase in total operating costs and expenses as well as the increase in total operating costs as a percentage of total revenue are primarily related to impairment losses as well as an increase in the cost of system services for proppant delivery coordination services provided. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental decreased $0.3 million, or 13%, to $2.0 million for the three months ended March 31, 2020 compared to $2.3 million for the three months ended March 31, 2019, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 8% and 6% for the three months ended March 31, 2020 and 2019, respectively. Cost of system rental decreased primarily due to a decrease in maintenance expense in relation to a decrease in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system revenue increased as a result of certain fixed costs that do not decrease proportionately based on utilization.

Cost of system rental including depreciation and amortization expense increased $0.4 million, or 5%, to $8.0 million for the three months ended March 31, 2020 compared to $7.6 million for the three months ended March 31, 2019. This increase was primarily attributable to the increase in depreciation expense related to the additional systems that were manufactured and added to our fleet.

Cost of System Services (excluding depreciation and amortization). Cost of system services increased $10.5 million, or 77%, to $24.1 million for the three months ended March  31, 2020 compared to $13.6 million for the three months ended March  31, 2019. This increase was primarily due to an increase of $11.8 million in relation to services provided to coordinate proppant delivered to systems, partially offset by decreases in third-party trucking services of $1.6 million to transport systems between customer sites. For the three months ended March 31, 2020, the cost of system services as a percentage of system services revenue decreased to 115% compared to 119% for the three months ended March 31, 2019.

Cost of system services including depreciation and amortization expense increased $10.5 million, or 75%, to $24.5 million for the three months ended March 31, 2020 compared to $14.0 million for the three months ended March 31, 2019. This increase was primarily attributable to the factors mentioned above.

Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 13%, to $7.1 million for the three months ended March 31, 2020 compared to $6.3 million for the three months ended March 31, 2019. This increase was primarily attributable to additional depreciation expense related to additional systems that were manufactured and added to our fleet.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses increased $1.3 million, or 33%, to  $5.3 million for the three months ended March 31, 2020 compared to $4.0 million for the three months ended March  31, 2019 due primarily to a $0.7 million increase in credit losses as well as increases in stock-based compensation and labor costs.

Impairment losses.  As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results, we  recorded impairments losses and other charges of $37.8 million,  $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment,  goodwill, ROU assets, inventories and other assets, respectively.

Provision for Income Taxes. During the three months ended March  31, 2020, we recognized a combined United States federal and state benefit for income taxes of $6.1 million, a decrease of $10.3 million as compared to the $4.2 million income tax expense we recognized during the three months ended March 31, 2019. This decrease was attributable to lower operating income. The effective combined United States federal and state income tax rates were 15.50% and 15.21% for the three months ended March  31, 2020 and 2019, respectively. For the three months ended March  31, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Net Income (Loss)

Net income (loss) decreased $56.6 million, or 242%, to a net loss of $33.2 million for the three months ended March 31, 2020 compared to net income of $23.4 million for the three months ended March 31, 2019, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	March 31,
	2020	2019	Change
	(in thousands)
Net income (loss)	$(33,152)	$23,435	$(56,587)
Depreciation and amortization	7,114	6,345	769
Interest (income) expense, net	(111)	111	(222)
Income taxes (1)	(6,078)	4,181	(10,259)
EBITDA	$(32,227)	$34,072	$(66,299)
Stock-based compensation expense (2)	1,329	862	467
Loss on disposal of assets	68	213	(145)
Impairment loss	47,828	—	47,828
Severance	331	—	331
Bad Debt Reserve	711	—	711
Transload contract termination (3)	—	(3,134)	3,134
Adjusted EBITDA	$18,040	$32,013	$(13,973)

(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards of $1.3 million and $0.9 million in the three months ended March 31, 2020 and 2019, respectively.
(3)	Deferred revenue related to full termination of a sand storage and transloading agreement; no deferred revenue balance remained as of December 31, 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019: EBITDA and Adjusted EBITDA

EBITDA decreased $66.3 million to ($32.2) million for the three months ended March 31, 2020 compared to $34.1 million for the three months ended March 31, 2019. Adjusted EBITDA decreased $14.0 million to $18.0 million for the three months ended March 31, 2020 compared to $32.0 million for the three months ended March 31, 2019. EBITDA and Adjusted EBITDA decreased 194% and 44% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, respectively. The decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, including impairment losses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our founding investors, cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and a November 2017 offering. Our primary uses of capital have been capital expenditures to expand our proppant and chemical management system fleets, construct the Kingfisher Facility, acquire our manufacturing facility and certain intellectual property, acquire the assets of Railtronix, pay dividends and repurchase stock. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry and the current risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results.

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

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with our current cash balance, cash generated from future operations and borrowings under our 2019 Credit Agreement (as defined in “—Debt Agreements”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. In response to the decline in commodity prices and the COVID-19 pandemic, we lowered 2020 capital expenditures budget from $20.0 to $40.0 million to $10 million or less. We believe that our operating cash flow, cash balance, and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2020, cash and cash equivalents totaled $46.0 million, and we had zero drawn and $50 million of available borrowings under the 2019 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,		Change
	2020	2019	2019 vs. 2018
	(in thousands)
Net cash provided by operating activities	$11,704	$23,010	$(11,306)
Net cash used in investing activities	(673)	(20,346)	19,673
Net cash used in financing activities	(31,886)	(18,370)	(13,516)
Net change in cash	$(20,855)	$(15,706)	$(5,149)

Analysis of Cash Flow Changes for Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Activities. Net cash provided by operating activities was $11.7 million for the three months ended March  31, 2020, compared to net cash provided by operating activities of $23.0 million for the three months ended March  31, 2019. The decrease of $11.3 million in operating cash flow was primarily attributable to changes in working capital items, lower revenues and EBITDA.

Investing Activities. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2020, compared to $20.3 million for the three months ended March 31, 2019. The decrease in investing activities of $19.6 million is primarily due to a decrease in the manufacturing rate of new proppant and chemical systems,  including work process.

Financing Activities. Net cash used in financing activities of $31.9 million for the three months ended March 31, 2020 was primarily related to $26.7 million of share repurchases, quarterly dividends of $4.8 million and $0.5 million of payments related to vesting of stock-based compensation.

Net cash used in financing activities of $18.4 million for the three months ended March  31,  2019 was primarily related to $13.0 million to repay borrowings under the 2018 Credit Agreement (as defined in “—Debt Agreements”) and $4.8 million for quarterly dividends.

Debt Agreements

Senior Secured Credit Facility

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The 2019 Credit Agreement replaced, in its entirety, the Company’s Amended and Restated Credit Agreement, dated as of January 19, 2018, by and among the Company, as borrower each of the lender party thereto and Woodforest National Bank, as administrative agent (the “2018 Credit Agreement”). The 2019 Credit Agreement consists of an initial $50.0 million revolving loan commitment (the “Loan”) with a $25.0 million uncommitted accordion option to increase the Loan availability to $75.0 million. The term of the 2019 Credit Agreement expires on April 26, 2022.

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

As of March 31, 2020, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0 million.

As of March 31, 2020, we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2020 from the amounts listed under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K. See Note 7. “Debt” and Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. During the three months ended March  31, 2020, we recognized a combined United States federal and state benefit for income taxes of $6.1 million, a decrease of $10.3 million as compared to the $4.2 million income tax expense provision we recognized during the three months ended March 31, 2019.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC unitholders, including Solaris Inc., are liable for United States federal income tax on their respective shares of the Company’s taxable income reported on the unitholders’ United States federal income tax returns. Solaris LLC is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2020 and December 31, 2019.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 1%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Tax benefits and expenses related to Texas franchise tax were approximately $303,000 and $189,000 for the three months ended March 31, 2020 and 2019, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. For the three months ended March 31, 2020, the Company has recorded an uncertain tax benefit for the treatment of certain costs incurred in connection with the IPO and a November 2017 offering.

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

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading proppant at our transloading facility, which is considered to be our performance obligation. Transloading services operations commenced in January 2018. We provide rail-to-truck transloading and high-efficiency sand silo storage and transloading services at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded at the facility. We measure progress based on the proppant delivered and transloaded at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $20 thousand and $0.5 million of shortfall revenue during the three months ended March 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets

Long-lived assets, such as property, plant, equipment, definite-lived intangible assets and ROU Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value.

As a result of recent volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations and earnings, the Company concluded that such circumstances warranted an evaluation of whether indicators of impairment are present for its asset groups. Based on this evaluation, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows.

The Company noted that the undiscounted future cash flows of our proppant management systems and inventory management software exceeded the carrying value of their respective asset groups and were thus deemed recoverable.  However, undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility exceeded their carrying values and the Company recognized impairment losses of $37s.8 million, $2.8 million and $0.4 million for property, plant and equipment, ROU assets and other receivables, respectively. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings, including impacts resulting from continued volatility in global oil markets and the COVID-19 pandemic. If these conditions persist for an extended period of time, additional impairment losses may be recognized.

Given the inherent uncertainty in determining the assumptions underlying both undiscounted and discounted cash flow analyses, particularly in the current volatile market, actual results may differ which could result in additional impairment charges. We estimated the fair value of the Kingfisher Facility using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. The discount rates used to value this reporting unit were between 10.35% and 13.00%. Limited marketability for the assets group exist in the current volatile market the analysis resulted in a full impairment of the long-lived assets of the reporting unit.

There were no impairment indicators for the three months ended March 31, 2019.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), effective January 1, 2019. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating right-of-use (“ROU”) assets of $8.5 million, operating lease liabilities of $9.0 million and a cumulative effect adjustment to retained earnings for operating leases of $0.5 million.

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

Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets above for discussion of impairment triggers in the three months ended March 31, 2020.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2019, the Company reported $17.2 million of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments. Due to the impact of the outbreak of COVID-19 and recent oil market developments on our business, we updated our goodwill impairment assessment as of March 31, 2020.

Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to the business, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. If the Company determines through the qualitative approach that detailed testing methodologies are required, or if the qualitative approach is bypassed, the Company compares the fair value of a reporting unit with its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

We estimated the fair value for each reporting unit using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company’s valuations which could result in additional impairment charges in the future. The discount rates used to value the Company’s reporting units were between 10.35% and 13.00%. As a result of the March 31, 2020 evaluation of goodwill, $4.2 million of goodwill associated with the 2017 purchase of the assets of Railtronix was impaired. The goodwill associated with the Loadcraft Industries Ltd. purchase was not impaired. An impairment charge would have resulted if our estimate of fair value was approximately 40% less than the amount determined.

Stock-Based Awards

We follow the fair value recognition provisions in accordance with GAAP. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. For options to purchase Class A common stock, we have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the appropriate risk-free rate of return. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. During the three months ended March 31, 2020, we recognized a combined United States federal and state benefit for income taxes of $6.1 million, a decrease of $10.3 million as compared to the $4.2 million income tax expense provision we recognized during the three months ended March 31, 2019.

Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC unitholders, including Solaris Inc., are liable for United States federal income tax on their respective shares of Solaris LLC’s taxable income reported on the unitholders’ United States federal income tax returns. Solaris LLC is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

Our revenues are derived through transactions in several states, which may be subject to state and local taxes. Accordingly, we have recorded a liability for state and local taxes that management believes is adequate for activities as of March 31, 2020 and December 31, 2019.

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

See Note 9. “Income Taxes” to our condensed consolidated financial statements for additional information regarding income taxes.

Payables Related to the Tax Receivable Agreement

In connection with the IPO, Solaris Inc. entered into the Tax Receivable Agreement with TRA Holders on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of March 31, 2020 and December 31, 2019, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68.1 million and $68.0 million, respectively, $1.4 million and $1.4 million of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the three months ended March 31, 2020.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long lived assets and long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. Please see Part II, Item 1A. “Risk Factors” for more information regarding market risks.

Commodity Price Risk

The market for our services is indirectly exposed to fluctuations in the supply, demand and prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. We do not currently intend to hedge our indirect exposure to commodity price risk. Please see Part II, Item 1A. “Risk Factors” for more information regarding commodity price risks.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. As of March  31, 2020, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2020,  no customer accounted for more than 10%  of our total accounts receivable. As of December 31, 2019, two customers collectively accounted for 24% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part II, Item 1A. “Risk Factors” for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d15(f) under the Exchange Act) during the quarter ended March  31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

The following are certain risk factors that affect our business, financial condition, results of operations and cash flows. Many of these risks are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report. The risks and uncertainties described below are not the only ones that we face. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 29, 2020. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. If any of the events described below were to actually occur, our business, financial condition, results of operations and cash flows could be adversely affected and our results could differ materially from expected and historical results, any of which may also adversely affect the holders of our stock.

Risks Related to Our Business

Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity, and continues to be volatile. Beginning in February 2020, there has been a severe drop in the price of oil. As of March 31, 2020, the price of WTI oil was $20.48 per barrel and the Henry Hub price for natural gas was $1.64 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the actions of global oil producers, which have resulted in a substantial decrease in oil and natural gas prices, and the global outbreak of  COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. The prolonged volatility and low levels of oil and natural gas prices have depressed levels of exploration, development, and production activity, and if the drop in oil and natural gas prices we have experienced in 2020 continues or further declines, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S. and by other non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources. Any announcement by an OPEC or non-OPEC country regarding a significant reduction in export prices or an unwillingness to extend or agree to production cuts could contribute to significant declines or continued depression in the price of oil.

The COVID-19 pandemic that began in early 2020 provides an illustrative example of how a pandemic or epidemic can also impact our operations and business by reducing global and national economic activity resulting in a decline in the demand for oil and for our products and services, and affecting the health of our workforce and rendering employees unable to work or travel. The price of oil has fallen significantly since the beginning of 2020, due in part to the factors discussed above and to concerns about COVID-19 and its impact on the worldwide economy and demand for oil. In addition, if a pandemic or epidemic such as the COVID-19 pandemic were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services and products to our customers. The duration of the business disruption and related financial impact from COVID-19 cannot be reasonably estimated at this time. If the impact of COVID-19 continues for an extended period of time, it could materially adversely affect the demand for our products and services and our ability to operate our business in the manner and on the timelines previously planned. The extent to which COVID-19 or other health pandemics or epidemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, industry conditions are generally influenced by numerous factors over which we have no control, including:

•	expected economic returns to exploration and production (“E&P”) companies of new well completions;
•	domestic and foreign economic conditions and supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the level of global oil and natural gas exploration and production;
•	the level of domestic and global oil and natural gas inventories;
•	the supply of and demand for hydraulic fracturing and equipment in the United States;
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

•	technical difficulties or failures;
•	changes in the price and availability of transportation;
•	shortages or late deliveries of qualified personnel, equipment or supplies;
•	political and economic conditions in oil and natural gas producing countries;
•	actions by the members of OPEC with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;
•	global weather conditions and natural disasters;
•	worldwide political, military and economic conditions;
•	the cost of producing and delivering oil and natural gas;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the discovery rates of new oil and natural gas reserves;
•

stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	the potential acceleration of development of alternative fuels;
•	significant changes in the rail industry or the rail lines that service our business, such as increased regulation, embargoes and disruption in service;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing; and
•	global or national health concerns, including health epidemics such as the outbreak of COVID-19 at the beginning of 2020.

Reliance upon a few large customers may adversely affect our revenue and operating results.

During the years ended December 31, 2019 and 2018, our top three customers collectively represented approximately 39% and 35%, respectively, of our consolidated revenue. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, as well as the precipitous decline in oil prices and resulting reduction of capital budgets, the operations of our customers have and may continue to experience delays or disruptions and temporary suspensions of operations. If a major customer fails to pay us or ceases operations, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, prolonged volatility and low levels of oil and natural gas prices could result in certain potential customers in our addressable market filing for bankruptcy or ceasing operations, either of which could reduce our ability to replace a major customer’s level of activity with us. We typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, the impact of COVID-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.

In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors— Risks Related to Our Business— We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our Chief Executive Officer or President and Chief Financial Officer, could disrupt our operations. We do not have any written employment agreement with our executives at this time. Additionally, the public health concerns posed by COVID-19 could pose a risk to our employees and may render our employees unable to work or travel. The extent to which COVID-19 may impact our employees, and subsequently our business, cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2020 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan (1)	the Plan (1)
January 1 - January 31	438,253	(2)	$12.97	431,692	16,150,515
February 1 - February 29	1,010,200		12.05	1,010,200	3,974,807
March 1 - March 31	969,308	(2)	9.65	375,000	—
Total	2,417,761		$11.26	1,816,892	—

(1)	In December 2019, our board of directors authorized and announced the repurchase of up to $25 million of our Class A common stock, which was completed in March 2020.

(2)

Includes 6,561 and 37,108 shares of Class A common stock withheld for the payment of withholding taxes upon the vesting of restricted stock in January and March, respectively, as well as $5mm of our Class A common stock purchased in March pursuant to Rule 10b-18.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

May 1, 2020	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 1, 2020	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)