Form 10-Q
period 2020-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2020-07-31
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2020, the registrant had 29,376,398 shares of Class A common stock, $0.01 par value per share, and 15,889,169 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from both the coronavirus 2019 (“COVID-19”) pandemic and the continued volatility in global oil markets, and the expected impact of these events on our businesses, operations, earnings and results.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry, which has been significantly impacted by the continuation of material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly have led to a significant reduction in domestic capital spending;
●	developments in the global economy as well as the public health crisis related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
●	uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	natural or man-made disasters and other external events that may disrupt our operations;
●	continued volatility of oil and natural gas prices;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	changes in the long-term supply of and demand for oil and natural gas;
●	actions taken by our customers, competitors and third-party operators;
●	fluctuations in transportation costs or the availability or reliability of transportation to supply our systems;
●	changes in the availability and cost of capital;

●	our ability to successfully implement our business plan;
●	our ability to complete growth projects on time and on budget;
●	the price and availability of debt and equity financing (including changes in interest rates);
●	changes in our tax status;
●	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements and expand our product and service offerings;
●	changes in market price and availability of materials;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	failure to secure or maintain contracts with our largest customers;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	weather and other natural phenomena;
●	uncertainty regarding our future operating results;
●	significant changes in the transportation industries that service our business, such as increased regulation and embargoes;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$63,632	$66,882
Accounts receivable, net of allowances for credit losses of $1,076 and $339 as of June 30, 2020 and December 31, 2019, respectively	11,160	38,554
Prepaid expenses and other current assets	4,809	5,002
Inventories	1,016	7,144
Total current assets	80,617	117,582
Property, plant and equipment, net	255,539	306,583
Non-current inventories	3,555	—
Operating lease right-of-use assets	4,738	7,871
Goodwill	13,004	17,236
Intangible assets, net	3,372	3,761
Deferred tax assets	58,478	51,414
Other assets	545	625
Total assets	$419,848	$505,072
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,998	$3,824
Accrued liabilities	6,333	14,447
Current portion of payables related to Tax Receivable Agreement	—	1,416
Current portion of operating lease liabilities	579	596
Current portion of finance lease liabilities	30	30
Other current liabilities	75	74
Total current liabilities	11,015	20,387
Operating lease liabilities, net of current	7,499	7,855
Finance lease liabilities, net of current	115	130
Payables related to Tax Receivable Agreement	68,132	66,582
Other long-term liabilities	607	460
Total liabilities	87,368	95,414
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 28,673 shares issued and outstanding as of June 30, 2020 and 30,928 shares issued and 30,765 shares outstanding as of December 31, 2019	287	308
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,839 shares issued and outstanding as of June 30, 2020 and 180,000 shares authorized, 15,939 issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	178,511	191,843
Retained earnings	31,516	74,222
Treasury stock (at cost), 0 shares and 163 shares as of June 30, 2020 and December 31, 2019, respectively	—	(2,526)
Total stockholders' equity attributable to Solaris	210,314	263,847
Non-controlling interest	122,166	145,811
Total stockholders' equity	332,480	409,658
Total liabilities and stockholders' equity	$419,848	$505,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
System rental	$5,463	$39,740	$31,522	$77,088
System services	3,419	19,031	24,376	30,468
Transloading services	264	4,881	729	10,714
Inventory software services	192	449	542	955
Total revenue	9,339	64,101	57,169	119,225

Operating costs and expenses:
Cost of system rental (excluding $6,034 and $5,481 and $12,035 and $10,707 of depreciation and amortization for the three and six months ended June 30, 2020 and 2019, respectively, shown separately) (1)	823	2,552	2,836	4,899
Cost of system services (excluding $274 and $391 and $631 and $789 of depreciation and amortization for the three and six months ended June 30, 2020 and 2019, respectively, shown separately) (1)	6,013	21,675	30,143	35,294
Cost of transloading services (excluding $0 and $411 and $411 and $820 of depreciation and amortization for the three and six months ended June 30, 2020 and 2019, respectively, shown separately) (1)	202	689	540	1,399
Cost of inventory software services (excluding $191 and $193 and $384 and $386 of depreciation and amortization for the three and six months ended June 30, 2020 and 2019, respectively, shown separately)	122	165	267	300
Depreciation and amortization	6,671	6,622	13,785	12,967
Selling, general and administrative (excluding $172 and $146 and $324 and $265 of depreciation and amortization for the three and six months ended June 30, 2020 and 2019, respectively, shown separately) (1)	3,967	5,006	8,373	9,034
Impairment losses	—	—	47,828	—
Other operating expenses	2,274	69	3,472	282
Total operating costs and expenses	20,072	36,778	107,244	64,175
Operating income (loss)	(10,733)	27,323	(50,075)	55,050
Interest income (expense), net	(35)	(656)	76	(767)
Total other expense (income)	(35)	(656)	76	(767)
Income (loss) before income tax expense	(10,768)	26,667	(49,999)	54,283
Benefit (provision) for income taxes	1,272	(4,158)	7,350	(8,339)
Net income (loss)	(9,496)	22,509	(42,649)	45,944
Less: net (income) loss related to non-controlling interests	3,956	(9,234)	18,026	(20,352)
Net income (loss) attributable to Solaris	$(5,540)	$13,275	$(24,623)	$25,592

Earnings per share of Class A common stock – basic	$(0.20)	$0.42	$(0.85)	$0.85
Earnings per share of Class A common stock – diluted	$(0.20)	$0.42	$(0.85)	$0.85

Basic weighted-average shares of Class A common stock outstanding	28,638	30,609	28,975	29,326
Diluted weighted-average shares of Class A common stock outstanding	28,638	30,644	28,975	29,387

(1)The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$18	$10	$31	$14
Cost of system services	73	52	273	116
Cost of transloading services	4	4	7	7
Selling, general and administrative	1,231	1,112	2,345	1,903
Stock-based compensation expense	$1,326	$1,178	$2,656	$2,040

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2020
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	460	—	—	—	(461)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(303)	—	—	—	—	(303)
Stock option exercises	9	—	—	—	66	—	7	(80)	(11)	(25)
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,711)	(26,716)
Stock-based compensation	—	—	—	—	907	—	—	—	492	1,399
Vesting of restricted stock	105	1	—	—	471	—	37	(373)	(473)	(374)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,668)	(1,668)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,087)	—	—	—	(3,087)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Net income	—	—	—	—	—	(19,081)	—	—	(14,071)	(33,152)
Balance at March 31, 2020	28,555	286	15,890	—	177,393	40,145	—	—	127,908	345,732
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	395	—	—	—	(395)	1
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(310)	—	—	—	—	(310)
Stock option exercises	7	—	—	—	36	—	—	—	(16)	20
Stock-based compensation	—	—	—	—	895	—	—	—	497	1,392
Vesting of restricted stock	80	—	—	—	171	—	—	—	(171)	—
Cancelled shares withheld for taxes from RSU vesting	(19)	—	—	—	(69)	—	—	—	(38)	(107)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,663)	(1,663)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,089)	—	—	—	(3,089)
Net income	—	—	—	—	—	(5,540)	—	—	(3,956)	(9,496)
Balance at June 30, 2020	28,673	$287	15,840	$—	$178,511	$31,516	—	$—	$122,166	$332,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	304	16,382	—	188,458	44,173	119	(1,845.0)	126,773	357,863
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	442	4	(442)	—	3,571	—	—	—	(3,575)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(397)	—	—	—	—	(397)
Stock option exercises	11	—	—	—	48	—	—	—	(20)	28
Stock-based compensation	—	—	—	—	809	—	—	—	428	1,237
Vesting of restricted stock	51	1	—	—	245	—	16	(299)	(246)	(299)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,164)	—	—	—	(3,164)
Net income	—	—	—	—	—	13,275	—	—	9,234	22,509
Balance at June 30, 2019	30,905	$309	15,940	$—	$192,734	$54,284	135	$(2,144)	$131,000	$376,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(42,649)	$45,944
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,785	12,967
Loss on disposal of asset	1,402	284
Allowance for credit losses	1,633	—
Stock-based compensation	2,656	2,040
Amortization of debt issuance costs	88	665
Deferred income tax expense	(7,369)	7,880
Impairment losses	47,828	—
Other	(145)	(169)
Changes in operating assets and liabilities:
Accounts receivable	25,760	(4,597)
Prepaid expenses and other assets	(217)	1,990
Inventories	(533)	(3,296)
Accounts payable	147	(4,661)
Accrued liabilities	(8,063)	4,696
Deferred revenue	—	(6,304)
Net cash provided by operating activities	34,323	57,439
Cash flows from investing activities:
Investment in property, plant and equipment	(1,558)	(28,717)
Cash received from insurance proceeds	713	38
Net cash used in investing activities	(845)	(28,679)
Cash flows from financing activities:
Share repurchases	(26,717)	—
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(9,507)	(9,515)
Payments under finance leases	(18)	(18)
Payments under insurance premium financing	—	(932)
Proceeds from stock option exercises	64	294
Payments for shares withheld for taxes from RSU vesting and cancelled	(96)	—
Payments related to purchase of treasury stock	(454)	(730)
Payments related to debt issuance cost	—	(197)
Repayment of senior secured credit facility	—	(13,000)
Net cash used in financing activities	(36,728)	(24,098)

Net increase (decrease) in cash	(3,250)	4,662
Cash at beginning of period	66,882	25,057
Cash at end of period	$63,632	$29,719

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$316	$372
Capitalized stock based compensation	135	96
Property and equipment additions incurred but not paid at period-end	6	829
Property, plant and equipment additions transferred from inventory	356	4,939
Financing:
Insurance premium financing	—	1,812
Cash paid for:
Interest	66	183
Income Taxes	813	663

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

We also provide software solutions to remotely monitor proppant inventory from the source mine to well site through our Solaris Lens® and Railtronix® inventory management systems. Our customers use data from our software solutions to manage distribution of proppant and chemicals throughout their supply chain.

Recent Developments

The global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers and reducing demand for our services. Our revenues have decreased materially as a result of these lower activity levels. In response, we have reduced direct operating costs and SG&A expenses, including reducing workforce levels across the Company and lowered our capital expenditures. We have also recognized impairments on certain assets which is discussed further in Note. 2. Although pricing has stabilized in the second quarter, the commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. In response, in addition to other measures, the Company has reduced costs and lowered its capital budget for the year.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “Solaris Inc.” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 and notes thereto.

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

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. The Company recognized a write down of the carrying value of inventory of $2.6 million to its net realizable value during the six months ended June 30, 2020. There were no impairments recorded for the three months ended June 30, 2020 and 2019 or for the six months ended June 30, 2019. The value of our inventories not expected to be consumed or sold during our next operating cycle are classified as non-current assets in our condensed consolidated balance sheets.

Goodwill

Due to the impact of the outbreak of COVID-19 and recent oil market developments on our business, we updated our goodwill impairment assessment as of March 31, 2020.

We estimated the fair value for each reporting unit using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions, near term declines and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company’s valuations which could result in additional impairment charges in the future. The discount rates used to value the Company’s reporting units were between 10.35% and 13.00%. As a result of the March 31, 2020 evaluation of goodwill, $4,231 of goodwill associated with the 2017 purchase of the assets of Railtronix was impaired during the three months ended March 31. 2020. The goodwill associated with the Loadcraft Industries Ltd. purchase was not impaired. An impairment charge would have resulted if our estimate of fair value was approximately 40% less than the amount determined. No additional facts or circumstances warranted an impairment assessment as of June 30, 2020 and no impairment charges were recognized for the three month period then ended.

Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets

As a result of recent volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations and earnings, the Company concluded that such circumstances warranted an evaluation of whether indicators of impairment are present for its asset groups as of March 31, 2020. Based on this evaluation, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows.

The Company noted that the undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility exceeded their carrying values and the Company recognized impairment losses of $37,775, $2,845 and $410 for property, plant and equipment, ROU assets and other receivables, respectively during the three months ended March 31, 2020 and six month ended June 30, 2020. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings, including impacts resulting from continued volatility in global oil markets and the COVID-19 pandemic. No additional facts or circumstances indicated that indicators of impairment have become present during the three months ended June 30, 2020. However, if these conditions persist for an extended period of time, additional impairment losses may be recognized in relation to our proppant management systems and inventory management software.

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

There were no impairment indicators for the three or six months ended June 30, 2019.

Accounting Standards Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 effective January 1, 2020, which did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

3.    Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of June 30, 2020 and December 31, 2019 was $1,338 and $7,423, respectively.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The related expense was included in Selling, general and administrative expense on the condensed consolidated statements of operations.

The following activity related to our allowance for credit losses on customer receivables for the six months ended June 30, 2020 reflects the estimated impact of the current economic environment on our receivable balance:

(in thousands)
Balance, December 31, 2019	$339
Credit losses	1,633
Less writeoffs	(896)
Balance, June 30, 2020	$1,076

No allowance for credit losses were recognized in the six months ended June 30, 2019.

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Systems and related equipment	297,297	$294,547
Systems in process	11,386	11,867
Transloading facility and equipment	—	40,272
Computer hardware and software	980	1,335
Machinery and equipment	5,242	5,214
Vehicles	3,736	7,633
Buildings	4,342	4,339
Land	612	612
Furniture and fixtures	238	284
Property, plant and equipment, gross	323,833	366,103
Less: accumulated depreciation	(68,294)	(59,520)
Property, plant and equipment, net	$255,539	$306,583

Depreciation expense for the three months ended June 30, 2020 and 2019 was $6,480 and $6,429, respectively.

As described in Note 2, $37,775 of impairment losses were recognized for property, plant and equipment, associated primarily with transloading facility and equipment during the three months ended March 31, 2020.

There were no impairment indicators for the three and six months ended June 30, 2019 and for the three months ended June 30, 2020.

5.    Definite-lived Intangible Assets

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired in the acquisition of Railtronix, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $191 and $194 for the three months ended June 30, 2020 and 2019, respectively and amortization expense of $389 and $389 for the six months ended June 30, 2020 and 2019, respectively.

Identified intangible assets by major classification consist of the following at June 30, 2020 and December 31, 2019:

		Accumulated	Net Book
	Gross	Amortization	Value
As of June 30, 2020:
Customer relationships	$4,703	$(1,735)	$2,968
Software acquired in the acquisition of Railtronix	346	(128)	218
Non-competition agreement	225	(116)	109
Patents and other	114	(37)	77
Total identifiable intangibles	$5,388	$(2,016)	$3,372

As of December 31, 2019:
Customer relationships	$4,703	$(1,400)	$3,303
Software acquired in the acquisition of Railtronix	346	(103)	243
Non-competition agreement	225	(94)	131
Patents and other	114	(30)	84
Total identifiable intangibles	$5,388	$(1,627)	$3,761

6.    Accrued Liabilities

Accrued liabilities were comprised of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Property, plant and equipment	$26	$47
Employee related expenses	2,135	4,129
Selling, general and administrative	742	1,016
Cost of revenue	786	5,062
Excise, franchise and sales taxes	2,271	2,526
Ad valorem taxes	304	1,598
Other	69	69
Accrued liabilities	$6,333	$14,447

7.    Leases

The Company has operating and finance leases for equipment, office space, land and facilities. The terms and conditions for these leases vary by type of underlying asset.

As described in Note 2, $2,845 of impairment losses were recognized in relation to operating lease ROU assets, during the three months ended March 31, 2020.

Operating leases include the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company's corporate headquarters. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost (1) (2)	$256	$297	$511	$593

Finance lease cost
Amortization of ROU assets	8	8	8	16
Interest on lease liabilities	1	1	1	2
Total finance lease cost	$9	$9	$9	$18

(1)	Includes short term leases.
(2)	Operating lease costs of $185, $20 and $51 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended June 30, 2020, respectively. Operating lease costs of $185, $20 and $92 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the three months ended June 30, 2019, respectively. Operating lease costs of $370, $39 and $102 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the six months ended June 30, 2020, respectively. Operating lease costs of $370, $39 and $184 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the six months ended June 30, 2019, respectively. No variable lease costs were recognized during the three and six months ended June 30, 2020 and 2019.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (remainder of)	$478	18
2021	1,060	33
2022	1,091	33
2023	1,100	33
2024	1,109	33
Thereafter	8,353	7
Total future minimum lease payments	13,191	157
Less: effects of discounting	(5,114)	(12)
Total lease liabilities	$8,077	$145

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$395	$394	$638	$633
Financing cash flows from finance leases	9	9	18	18

Other information related to leases was as follows:	June 30,
2020
Weighted Average Remaining Lease Term
Operating leases	13.8 years
Finance leases	5.1 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

8.    Debt

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

The term of the 2019 Credit Agreement expires on April 26, 2022. The 2019 Credit Agreement requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20,000, taking into account certain adjustments. At June 30, 2020, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

Although there were no borrowings outstanding under the 2019 Credit Agreement, the applicable margin ranges from 1.75% to 2.50% for Eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio. We were in compliance with all covenants in accordance with the 2019 Credit Agreement as of June 30, 2020.

9.    Equity

Dividends

Solaris LLC paid distributions totaling $4,755 and $4,758 to all Solaris LLC unitholders in the three months ended June 30, 2020 and 2019, respectively, of which $3,087 and $3,164 was paid to Solaris Inc. Solaris LLC paid distributions totaling $9,507 and $9,515 to all Solaris LLC unitholders in the six months ended June 30, 2020 and 2019, respectively, of which $6,176 and $6,280 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Treasury Stock Retirement

During the six months ended June 30, 2020, the Company cancelled and retired, 207,382 shares of treasury stock. No shares were retired during the three and six months ended June 30, 2019.

Stock-based compensation

The Company’s long-term incentive plan for employees, directors and consultants (the “LTIP”) provides for the grant of all or any of the following types of equity-based awards: (1) incentive stock options qualified as such under United States federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) performance awards; (8) dividend equivalents; (9) other stock-based awards; (10) cash awards; and (11) substitute awards.

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of June 30, 2020, 3,538,005 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and six months ended June 30, 2020 and 2019:

	Restricted Stock Awards
	2020	2019
Unvested at January 1,	627,251	411,497
Awarded	386,146	375,068
Vested	(141,700)	(706)
Forfeited	(32,845)	(405)
Unvested at March 31,	838,852	785,454
Awarded	10,194	29,847
Vested	(80,203)	(67,674)
Forfeited	(37,164)	(7,896)
Unvested at June 30,	731,679	739,731

Of the unvested 731,679 shares restricted stock, it is expected that 102,164 shares, 264,046 shares, 249,839 shares, and 115,630 shares will vest in 2020, 2021, 2022 and 2023, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $6,918 of unrecognized compensation expense related to unvested restricted stock as of June 30, 2020. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.6 years.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net income per share:	2020	2019	2020	2019

Numerator
Net income (loss) attributable to Solaris	$(5,540)	$13,275	$(24,623)	$25,592
Loss (income) attributable to participating securities (1)	—	(322)	—	(575)
Net income (loss) attributable to common stockholders	$(5,540)	$12,953	$(24,623)	$25,017

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	28,638	30,609	28,975	29,326
Effect of dilutive securities:
Stock options	—	35	—	61
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	28,638	30,644	28,975	29,387

Earnings per share of Class A common stock - basic	$(0.20)	$0.42	$(0.85)	$0.85
Earnings per share of Class A common stock - diluted	$(0.20)	$0.42	$(0.85)	$0.85

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class B common stock	15,856	16,202	15,889	17,450
Restricted stock awards	761	231	726	71
Stock Options	13	—	17	—
Total	16,630	16,433	16,632	17,521

10. Income Taxes

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

For the three months ended June 30, 2020 and 2019, we recognized a combined United States federal and state benefit and expense for income taxes of ($1,272) and $4,158, respectively. For the six months ended June 30, 2020 and 2019, we recognized a combined United States federal and state benefit and expense of ($7,350) and $8,339, respectively. The effective combined United States federal and state income tax rates were 11.7% and 15.4% for the three months ended June 30, 2020 and 2019, respectively. The effective combined United States federal and state income tax rates were 14.7% and 15.3% for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

We are subject to a franchise tax imposed by the State of Texas. The franchise tax rate is 0.8%, calculated on taxable margin. Taxable margin is defined as total revenue less deductions for cost of goods sold or compensation and benefits in which the total calculated taxable margin cannot exceed 70% of total revenue. Tax expenses related to Texas franchise tax were approximately $322 and $270 for the three months ended June 30, 2020 and 2019, respectively. Tax expenses related to Texas franchise tax were approximately $19 and $459 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The largest components of the Company’s deferred tax position relate to the Company’s investment in Solaris LLC and net operating loss carryovers. The Company recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of the Company’s investment in Solaris LLC. This difference originates from the equity offerings of Class A common stock, exchanges of Solaris LLC Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock, and issuances of Class A common stock, and corresponding Solaris LLC Units, in connection with stock-based compensation.

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

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of June 30, 2020 and December 31, 2019, the Company’s uncertain tax benefits totaling $816 are reported as a component of the net deferred tax asset in the condensed consolidated balance sheets. The full balance of unrecognized tax benefits as of June 30, 2020, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of June 30, 2020, the Company has not accrued any penalties or interest.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic.  The CARES Act includes temporary changes to both income and non-income based tax laws.  For the three and six months ended June 30, 2020 the impact of the CARES Act was immaterial to the Company’s tax provision.  However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2020.  Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of June 30, 2020 and December 31, 2019, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68,132 and $67,998, respectively, $0 and $1,416 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the three months ended June 30, 2020.

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

11.  Concentrations

For the three months ended June 30, 2020, two customers accounted for 11% and 10% of the Company’s revenues. For the three months ended June 30, 2019, three customers accounted for 13%, 12%, and 11% of the Company’s revenues. For the six months ended June 30, 2020, no customer accounted for more than 10% of the Company’s revenues. For the six months ended June 30, 2019, four customers accounted for 14%, 12%, 11% and 11% of the Company’s revenues. As of June 30, 2020, two customers accounted 17% and 10% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for 15% of the Company’s accounts receivable.

For the three months ended June 30, 2020, one supplier accounted for 40% of the Company’s total purchases. For the three months ended June 30, 2019, one supplier accounted for 12% of the Company’s total purchases. For the six months ended June 30, 2020, one supplier accounted for 36% of the Company’s total purchases. For the six months ended June 30, 2019, no supplier accounted for more than 10% or more of the Company’s total purchases. As of June 30, 2020, three suppliers accounted for 19%, 18% and 15% of the Company’s accounts payable. As of December 31, 2019, one supplier accounted for 44% of the Company’s accounts payable.

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

Commitment fees on our Revolving Loan are $229 which were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.25%. See Note 8. “Debt,” for interest requirements per the 2019 Credit Agreement.

Purchase commitments of $460 primarily relate to agreements with our suppliers for material and part purchases to be used in manufacturing or maintenance activities. The purchase commitments represent open purchase orders to our suppliers.

13.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions primarily incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended June 30, 2020 and 2019, Solaris LLC paid $191 and $341, respectively, for these services. For the six months ended June 30, 2020 and 2019, Solaris LLC paid $405 and $619, respectively, for these services. As of June 30, 2020 and December 31, 2019, the Company included $231 and $233, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the

Company included $58 and $74, respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheets.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4,540 as of June 30, 2020. Refer to Note 7. “Leases” for operating lease discussion.

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

Executive Summary

We design, manufacture and rent specialized equipment which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant management systems that unload, store and deliver proppant used in hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States. We continuously innovate and enhance our offerings.

Recent Trends and Outlook

Demand for our products and services is predominantly driven by the level of onshore oil and natural gas well drilling and completion activity, in the United States, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

Due to a combination of geopolitical and the Coronavirus 2019 (“COVID-19”) pandemic related pressures on the global supply-demand balance for crude oil and related products, as well as the actions taken by a number of global oil producers, commodity prices have significantly declined in recent months, and oil and gas operators have reduced development budgets and activity. During the second quarter 2020, continued containment measures and responsive actions to the COVID-19 pandemic continue to result in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity. As cities, states and countries continue easing the confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The reinstatement of containment measures could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy. Our revenues have decreased as a result of these lower activity levels. In response, we have reduced direct operating costs and SG&A expenses, including reducing workforce levels across the Company and lowered our capital expenditures.

The risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to COVID-19 we have implemented certain health and safety guidelines which are consistent with guidelines proscribed by the Centers for Disease Control and other authorities, as well as those requested by certain of our customers. Due to concerns over health and safety, we have asked our non-essential employees to work remotely until further notice. Working remotely and under our revised policies has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

Solaris Inc.’s fully utilized system count averaged 20 systems in the second quarter of 2020, down approximately 76% from the first quarter of 2020 and 84% from the second quarter of 2019. This compares to the Baker Hughes US Land rig count which was down 64% at the end of second quarter 2020 from the end of first quarter of 2020 and down 73% from the end of second quarter of 2019.

We believe that due to the current pricing environment and reduction in oil and gas development budgets, drilling and completions activity will continue to remain at depressed levels during the third quarter although we expect a modest improvement from second quarter levels. Absent significant changes in markets share, we expect our activity should continue to follow the general trends of the US land drilling and completion activity.

In response to the decline in commodity prices and activity levels, we have reduced direct operating costs and SG&A expenses, including reducing workforce levels across the Company and lowered our 2020 capital expenditures budget to $5-10 million from $10 million or below previously. We continue to evaluate ways to increase flexibility and efficiency in our cost structure considering these unprecedented and uncertain time.

We have also seen an increase in the number of distressed companies in the sector which has resulted in several companies filing for bankruptcy or delaying payment to vendors. We continue to monitor the credit risk of our customers and take preventative and precautionary measures to protect the balance of any outstanding receivables.

How We Generate Revenue

We generate the majority of our revenue through the rental of our systems and related services, including transportation of our systems, field supervision and support, as well as coordinating the delivery of proppant to the wellsite. The system rental and provision of related services are performed under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. The master service agreements generally establish terms and conditions for the provision of our systems and service on a well site, indemnification, damages, confidentiality, intellectual property protection and payment terms and provisions. The rentals and services are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer. We typically charge our customers for the rental of our systems and related services on a monthly basis.

Costs of Conducting Our Business

The principal costs associated with operating our business are:

●	Cost of system rental (excluding depreciation and amortization);
●	Cost of system services (excluding depreciation and amortization);
●	Cost of transloading operations and services (excluding depreciation and amortization);
●	Cost of software inventory management services (excluding depreciation and amortization);
●	Depreciation and amortization associated primarily with the costs to build our systems;
●	Selling, general and administrative expenses; and
●	Other operating expenses.

Our cost of system rental (excluding depreciation and amortization) consists primarily of the costs of maintaining our equipment, developing and maintaining our Solaris Lens software, as well as insurance and property taxes related to our equipment.

Our cost of system services (excluding depreciation and amortization) consists primarily of labor costs, and related travel and lodging expenses, and system transportation costs. A large portion of our cost of system services (excluding depreciation and amortization) are variable based on the number of systems deployed with customers.

Our cost of transloading services (excluding depreciation and amortization) consists primarily of labor costs, fuel, utilities and maintenance.

Our cost of software inventory management services (excluding depreciation and amortization) consists primarily of labor costs and software subscriptions.

Our depreciation and amortization expense primarily consists of the depreciation expense related to our systems and related manufacturing machinery and equipment. The costs to build our systems, including any upgrades, are capitalized and depreciated over a life ranging from three to 15 years.

Our selling, general and administrative expenses are comprised of the salaries and related benefits for several functional areas of our organization, including sales and commercial, accounting and corporate administrative, as well as office rent, marketing expenses and third-party professional service providers.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Revenue
System rental	$5,463	$39,740	$(34,277)
System services	3,419	19,031	(15,612)
Transloading services	264	4,881	(4,617)
Inventory software services	192	449	(257)
Total revenue	9,339	64,101	(54,762)
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	823	2,552	(1,729)
Cost of system services (excluding depreciation and amortization)	6,013	21,675	(15,662)
Cost of transloading services (excluding depreciation and amortization)	202	689	(487)
Cost of inventory software services (excluding depreciation and amortization)	122	165	(43)
Depreciation and amortization	6,671	6,622	49
Selling, general and administrative (excluding depreciation and amortization)	3,967	5,006	(1,039)
Other operating expenses	2,274	69	2,205
Total operating costs and expenses	20,072	36,778	(16,706)
Operating income (loss)	(10,733)	27,323	(38,056)
Interest income, net	(35)	(656)	621
Total other income	(35)	(656)	621
Income (loss) before income tax expense	(10,768)	26,667	(37,435)
Benefit (provision) for income taxes	1,272	(4,158)	5,430
Net income (loss)	(9,496)	22,509	(32,005)
Less: net (income) loss related to non-controlling interests	3,956	(9,234)	13,190
Net income (loss) attributable to Solaris	$(5,540)	$13,275	$(18,815)

Revenue

System Rental Revenue. Our system rental revenue decreased $34.3 million, or 86%, to $5.5 million for the three months ended June 30, 2020 compared to $39.7 million for the three months ended June 30, 2019. This decrease was primarily due to an 84% decrease in mobile proppant systems on a fully utilized basis, due to severe contraction in oil company budgets and completion activities, in response to global oil market volatility.

System Services Revenue. Our system services revenue decreased $15.6 million, or 82%, to $3.4 million for the three months ended June 30, 2020 compared to $19.0 million for the three months ended June 30, 2019. System services revenue decreased due to a decrease in services provided to coordinate proppant delivered into our systems, as well as a decrease in billable system transportation and field technician services as a result of the decrease in fully utilized systems.

Transloading Services Revenue. Our transloading services revenue decreased $4.6 million, or 94%, to $0.3 million for the three months ended June 30, 2020 compared to $4.9 million for the three months ended June 30, 2019. This decrease was primarily due to recognition of $3.2 million of deferred revenue in the three months ended June 30, 2019 as well as a decrease in the number of tons transloaded at our Kingfisher Facility.

Operating Expenses

Total operating costs and expenses for the three months ended June 30, 2020 and 2019 were $20.1 million and $36.7 million, respectively, which represented 215% and 57% of total revenue, respectively. The decrease in total operating costs and expenses are primarily related to lower costs necessary to support lower fully utilized systems. The increase in total operating costs and expenses as a percentage of total revenues is related to certain fixed costs that do not fluctuate proportionately with system activities and decline as utilization declines including depreciation, insurance property taxes and other overhead costs.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental decreased $1.7 million, or 65%, to $0.8 million for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019, excluding depreciation and amortization expense. Cost of system rental decreased primarily due to a decrease in maintenance expense in relation to a decrease in mobile proppant systems on a fully utilized basis.

Cost of System Services (excluding depreciation and amortization). Cost of system services decreased $15.7 million, or 72%, to $6.0 million for the three months ended June 30, 2020 compared to $21.7 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in services provided to coordinate proppant delivered to systems as well as a decrease in field support activity and third-party trucking services required to support fewer fully utilized systems.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses decreased $1.0 million, or 20%, to $4.0 million for the three months ended June 30, 2020 compared to $5.0 million for the three months ended June 30, 2019 due primarily to cost cutting measures, including headcount, salary and support cost reductions, in response to the reduction in industry activity.

Provision for Income Taxes. During the three months ended June 30, 2020, we recognized a combined United States federal and state benefit for income taxes of $1.3 million, an increase of $5.4 million as compared to the $4.2 million income tax expense we recognized during the three months ended June 30, 2019. This change was attributable to lower operating income. The effective combined United States federal and state income tax rates were 11.8% and 15.4% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Net Income (Loss)

Net income (loss) decreased $32.0 million, or 142%, to a net loss of $9.5 million for the three months ended June 30, 2020 compared to net income of $22.5 million for the three months ended June 30, 2019, due to the changes in revenues and expenses discussed above.

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

	Three months ended
	June 30,
	2020	2019	Change

	(in thousands)
Net income (loss)	$(9,496)	$22,509	$(32,005)
Depreciation and amortization	6,671	6,622	49
Interest (income) expense, net	35	656	(621)
Income taxes (1)	(1,272)	4,158	(5,430)
EBITDA	$(4,062)	$33,945	$(38,007)
Stock-based compensation expense (2)	1,326	1,178	148
Loss on disposal of assets	1,345	71	1,274
Severance expense and other	211	—	211
Credit losses	740	—	740
Write-off of debt issuance costs (3)	—	528	(528)
Transload contract termination (4)	—	(3,169)	3,169
Adjusted EBITDA	$(440)	$32,553	$(32,993)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Write-off of certain unamortized debt issuance when the Amended and Restated Credit Agreement, dated as of January 19, 2018, was replaced in its entirety by the Agreement 2019 Credit Agreement.
(4)	Deferred revenue related to full termination of a sand storage agreement; no deferred revenue balance remained as of December 31, 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019: EBITDA and Adjusted EBITDA

EBITDA decreased $38. million to ($4.0) million for the three months ended June 30, 2020 compared to $33.9 million for the three months ended June 30, 2019. Adjusted EBITDA decreased $33.0 million to ($0.4) million for the three months ended June 30, 2020 compared to $32.6 million for the three months ended June 30, 2019. The decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Revenue
System rental	$31,522	$77,088	$(45,566)
System services	24,376	30,468	(6,092)
Transloading services	729	10,714	(9,985)
Inventory software services	542	955	(413)
Total revenue	57,169	119,225	(62,056)
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	2,836	4,899	(2,063)
Cost of system services (excluding depreciation and amortization)	30,143	35,294	(5,151)
Cost of transloading services (excluding depreciation and amortization)	540	1,399	(859)
Cost of inventory software services (excluding depreciation and amortization)	267	300	(33)
Depreciation and amortization	13,785	12,967	818
Selling, general and administrative (excluding depreciation and amortization)	8,373	9,034	(661)
Impairment Loss	47,828	—	47,828
Other operating expenses	3,472	282	3,190
Total operating costs and expenses	107,244	64,175	43,069
Operating income (loss)	(50,075)	55,050	(105,125)
Interest income (expense), net	76	(767)	843
Total other expense (income)	76	(767)	843
Income (loss) before income tax expense	(49,999)	54,283	(104,282)
Benefit (provision) for income taxes	7,350	(8,339)	15,689
Net income (loss)	(42,649)	45,944	(88,593)
Less: net (income) loss related to non-controlling interests	18,026	(20,352)	38,378
Net income (loss) attributable to Solaris	$(24,623)	$25,592	$(50,215)

Revenue

System Rental Revenue. Our system rental revenue decreased $45.6 million, or 59%, to $31.5 million for the six months ended June 30, 2020 compared to $77.1 million for the six months ended June 30, 2019. This decrease was primarily due to a 62% decrease in the number of mobile proppant systems deployed on a fully utilized basis, due primarily to lower rig count and hydraulic fracturing activities resulting from the impact of volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally.

System Services Revenue. Our system services revenue decreased $6.1 million, or 20%, to $24.4 million for the six months ended June 30, 2020 compared to $30.5 million for the six months ended June 30, 2019. System services revenue increased $7.0 million due to an increase in services provided to coordinate proppant delivered into our systems, and was offset by a decrease of $13.1 million in billable system transportation and field technician services as a result of the decrease in fully utilized systems.

Transloading Services Revenue. Our transloading services revenue decreased $10.0 million, or 93%, to $0.7 million for the six months ended June 30, 2020 compared to $10.7 million for the six months ended June 30, 2019. This decrease was primarily due to recognition of $6.3 million of deferred revenue in the six months ended June 30, 2019 as well as a decrease in the number of tons transloaded at our Kingfisher Facility.

Operating Expenses

Total operating costs and expenses for the six months ended June 30, 2020 and 2019 were $107.2 million and $64.2 million, respectively, which represented 187% and 54% of total revenue, respectively. The increase in total operating costs and expenses as well as the increase in total operating costs as a percentage of total revenue are primarily related to impairment losses. Additional details regarding the changes in operating expenses are presented below.

Cost of System Rental (excluding depreciation and amortization). Cost of system rental decreased $2.1 million, or 43%, to $2.8 million for the six months ended June 30, 2020 compared to $4.9 million for the six months ended June 30, 2019, excluding depreciation and amortization expense. Cost of system rental as a percentage of system rental revenue was 9% and 6% for the six months ended June 30, 2020 and 2019, respectively. Cost of system rental decreased primarily due to a decrease in maintenance expense in relation to a decrease in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system revenue increased as a result of certain fixed costs that do not decrease proportionately based on utilization.

Cost of System Services (excluding depreciation and amortization). Cost of system services decreased $5.2 million, or 15%, to $30.1 million for the six months ended June 30, 2020 compared to $35.3 million for the six months ended June 30, 2019. This decrease is related to an increase in services provided to coordinate proppant delivered to systems offset by a decrease in field support activity and third-party trucking services required to support fewer fully utilized systems. For the six months ended June 30, 2020, the cost of system services as a percentage of system services revenue increased to 124% compared to 116% for the six months ended June 30, 2019.

Selling, General and Administrative Expenses (excluding depreciation and amortization). Selling, general and administrative expenses decreased $0.7 million, or 8%, to $8.4 million for the six months ended June 30, 2020 compared to $9.0 million for the six months ended June 30, 2019 due primarily to increases in credit losses offset by decreases due to cost cutting measures taken in response to the reduction in industry activity.

Impairment losses. As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results, we recorded impairments losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, ROU assets, inventories and other assets, respectively, in the six months ended June 30, 2020.

Provision for Income Taxes. During the six months ended June 30, 2020, we recognized a combined United States federal and state benefit for income taxes of $7.4 million, an increase of $15.7 million as compared to the $8.3 million income tax expense we recognized during the six months ended June 30, 2019. This change was attributable to lower operating income. The effective combined United States federal and state income tax rates were 14.7% and 15.3% for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Net Income (Loss)

Net income (loss) decreased $88.6 million, or 193%, to a net loss of $42.6 million for the six months ended June 30, 2020 compared to net income of $45.9 million for the six months ended June 30, 2019, due to the changes in revenues and expenses discussed above.

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

	Six months ended
	June 30,
	2020	2019	Change

	(in thousands)
Net income (loss)	$(42,649)	$45,944	$(88,593)
Depreciation and amortization	13,785	12,967	818
Interest expense, net	(76)	767	(843)
Income taxes (1)	(7,350)	8,339	(15,689)
EBITDA	$(36,290)	$68,017	$(104,307)
Stock-based compensation expense (2)	2,656	2,040	616
Loss on disposal of assets	1,413	284	1,129
Impairment loss	47,828	—	47,828
Severance expense and other	542	—	542
Credit losses	1,451	—	1,451
Write-off of debt issuance costs (3)	—	528	(528)
Transload contract termination (4)	—	(6,303)	6,303
Adjusted EBITDA	$17,600	$64,566	$(46,966)

________________________________________

1)	United States federal and state income taxes.
2)	Represents stock-based compensation expense related to restricted stock awards.
3)	Write-off of certain unamortized debt issuance when the Amended and Restated Credit Agreement, dated as of January 19, 2018, was replaced in its entirety by the Agreement 2019 Credit Agreement.
4)	Deferred revenue related to full termination of a sand storage agreement; no deferred revenue balance remained as of December 31, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019: EBITDA and Adjusted EBITDA

EBITDA decreased $104.3 million to ($36.3) million for the six months ended June 30, 2020 compared to $68.0 million for the six months ended June 30, 2019. Adjusted EBITDA decreased $47.0 million to $17.6 million for the six months ended June 30, 2020 compared to $64.6 million for the six months ended June 30, 2019. EBITDA and Adjusted EBITDA decreased 153% and 73% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, respectively. The decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, including impairment losses, discussed above.

Liquidity and Capital Resources

Overview

Our capital structure and financing strategy are designed to provide sufficient liquidity to meet our short-term working capital and capital expenditure requirements. Our primary uses of capital have been capital expenditures to expand our proppant and chemical management system fleets, acquire our manufacturing facility and certain intellectual property, pay dividends and repurchase stock. We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our industry and the current risks and uncertainties associated with volatility in global oil markets and the expected impact on our businesses, operations, earnings and results.

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

As of June 30, 2020, cash and cash equivalents totaled $63.6 million, and we had zero drawn and $50 million of available borrowings under the 2019 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,		Change
	2020	2019	2020 vs. 2019

	(in thousands)
Net cash provided by operating activities	$34,323	$57,439	$(23,116)
Net cash used in investing activities	$(845)	$(28,679)	$27,834
Net cash used in financing activities	$(36,728)	$(24,098)	$(12,630)
Net change in cash	$(3,250)	$4,662	$(7,912)

Analysis of Cash Flow Changes for Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Activities. Net cash provided by operating activities was $34.3 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $57.4 million for the six months ended June 30, 2019. The decrease of $23.1 million in operating cash flow was primarily attributable to changes in working capital items, lower revenues and EBITDA.

Investing Activities. Net cash used in investing activities was $0.8 million for the six months ended June 30, 2020, compared to net cash used in investing activities of $(28.7) million for the six months ended June 30, 2019. Investing activities during the six months ended June 30, 2020 include system enhancements offset by the sale of assets. Investing activities during the six months ended June 30, 2019 include manufacturing of new proppant and chemical systems, including work process.

Financing Activities. Net cash used in financing activities of $(36.7) million for the six months ended June 30, 2020 was primarily related to $26.7 million of share repurchases and quarterly dividends of $9.5 million.

Net cash used in financing activities of $24.1 million for the six months ended June 30, 2019 was primarily related to $13.0 million to repay borrowings under the Company’s Amended and Restated Credit Agreement, dated as of January 19, 2018, by and among the Company, as borrower, each of the lender parties thereto and Woodforest National

Bank, as administrative agent, which such agreement was replaced, in its entirety, by the 2019 Credit Agreement, and $9.5 million for quarterly dividends.

Capital Sources

Senior Secured Credit Facility

See Note 8. “Debt– Senior Secured Credit Facility” to our condensed consolidated financial statements as of June 30, 2020, for a discussion of senior secured credit facility.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three months ended June 30, 2020 from the amounts listed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K. See Note 8, “Debt” and Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of June 30, 2020, for a discussion of recent accounting pronouncements.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2020, two customers collectively accounted for 27% of our total accounts receivable. As of December 31, 2019, two customers collectively accounted for 24% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part II, Item 1A. “Risk Factors” for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity, and continues to be volatile. Beginning in February 2020, there has been a severe drop in the price of oil. As of March 31, 2020, the price of WTI oil was $20.48 per barrel and the Henry Hub price for natural gas was $1.64 per MMBtu. As of June 30, 2020, the price of WTI oil was $39.27 per barrel and the Henry Hub price for natural gas was $1.61 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the actions of global oil producers, which have resulted in a substantial decrease in oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. The prolonged volatility and low levels of oil and natural gas prices have depressed levels of exploration, development, and production activity, and if the drop in oil and natural gas prices we have experienced in 2020 continues or further declines, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

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

In addition, industry conditions are generally influenced by numerous factors over which we have no control, including:

●	expected economic returns to exploration and production (“E&P”) companies of new well completions;
●	domestic and foreign economic conditions and supply of and demand for oil and natural gas;
●	the level of prices, and expectations about future prices, of oil and natural gas;
●	the level of global oil and natural gas exploration and production;
●	the level of domestic and global oil and natural gas inventories;
●	the supply of and demand for hydraulic fracturing and equipment in the United States;
●	federal, state and local regulation of hydraulic fracturing activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry or prohibit exploration and production activities on federal lands or in federal waters;
●	United States federal, tribal, state and local and non-United States governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
●	technical difficulties or failures;
●	changes in the price and availability of transportation;
●	shortages or late deliveries of qualified personnel, equipment or supplies;
●	political and economic conditions in oil and natural gas producing countries;
●	actions by the members of OPEC with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;
●	global weather conditions and natural disasters;
●	worldwide political, military and economic conditions;
●	the cost of producing and delivering oil and natural gas;
●	lead times associated with acquiring equipment and products and availability of qualified personnel;

●	the discovery rates of new oil and natural gas reserves;
●	stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;
●	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption;
●	the potential acceleration of development of alternative fuels;
●	significant changes in the rail industry or the rail lines that service our business, such as increased regulation, embargoes and disruption in service;
●	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing; and
●	global or national health concerns, including health epidemics such as the outbreak of COVID-19 at the beginning of 2020.

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

The public health concerns posed by COVID-19 could also pose a risk to our employees and may render our employees unable to work or travel. The extent to which COVID-19 may impact our employees, and subsequently our business, cannot be predicted at this time.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A Common Stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
April 1 - April 30	1,944	$5.27
May 1 - May 31	16,483	5.63
June 1 - June 30	782	8.39
Total	19,209	$5.71

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

July 30, 2020	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 30, 2020	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)