Form 10-Q
period 2020-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2020-10-29
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 27, 2020, the registrant had 29,647,125 shares of Class A common stock, $0.01 par value per share, and 15,683,649 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry, which has been significantly impacted by the decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly have led to a significant reduction in domestic capital spending;
●	developments in the global economy as well as the public health crisis related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
●	uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	natural or man-made disasters and other external events that may disrupt our operations;
●	continued volatility of oil and natural gas prices;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	changes in the long-term supply of and demand for oil and natural gas;
●	actions taken by our customers, competitors and third-party operators;
●	fluctuations in transportation costs or the availability or reliability of transportation to supply our systems;

●	changes in the availability and cost of capital;
●	our ability to successfully implement our business plan;
●	our ability to complete growth projects on time and on budget;
●	the price and availability of debt and equity financing (including changes in interest rates);
●	changes in our tax status;
●	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements and expand our product and service offerings;
●	changes in market price and availability of materials;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof);
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	failure to secure or maintain contracts with our largest customers;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	weather and other natural phenomena;
●	uncertainty regarding our future operating results;
●	significant changes in the transportation industries that service our business, such as increased regulation and embargoes;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,944	$66,882
Accounts receivable, net of allowances for credit losses	18,044	38,554
Prepaid expenses and other current assets	2,716	5,002
Inventories	1,073	7,144
Total current assets	82,777	117,582
Property, plant and equipment, net	250,454	306,583
Non-current inventories	3,323	—
Operating lease right-of-use assets	4,612	7,871
Goodwill	13,004	17,236
Intangible assets, net	3,177	3,761
Deferred tax assets	59,325	51,414
Other assets	464	625
Total assets	$417,136	$505,072
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,122	$3,824
Accrued liabilities	8,037	14,447
Current portion of payables related to Tax Receivable Agreement	—	1,416
Current portion of operating lease liabilities	570	596
Current portion of finance lease liabilities	30	30
Other current liabilities	75	74
Total current liabilities	17,834	20,387
Operating lease liabilities, net of current	7,391	7,855
Finance lease liabilities, net of current	108	130
Payables related to Tax Receivable Agreement	68,206	66,582
Other long-term liabilities	742	460
Total liabilities	94,281	95,414
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 28,842 shares issued and outstanding as of September 30, 2020 and 30,928 shares issued and 30,765 shares outstanding as of December 31, 2019	289	308
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,785 shares issued and outstanding as of September 30, 2020 and 180,000 shares authorized, 15,939 issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	179,811	191,843
Retained earnings	25,098	74,222
Treasury stock (at cost), 0 shares and 163 shares as of September 30, 2020 and December 31, 2019, respectively	—	(2,526)
Total stockholders' equity attributable to Solaris	205,198	263,847
Non-controlling interest	117,657	145,811
Total stockholders' equity	322,855	409,658
Total liabilities and stockholders' equity	$417,136	$505,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
System rental	$9,197	$36,638	$40,720	$113,726
System services	10,855	18,153	35,231	48,621
Transloading services	310	4,417	1,039	15,131
Inventory software services	169	396	710	1,351
Total revenue	20,531	59,604	77,700	178,829

Operating costs and expenses:
Cost of system rental (excluding $6,052, $5,773, $18,087 and $16,481 of depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, respectively, shown separately) (1)	1,181	2,838	4,018	7,737
Cost of system services (excluding $172, $384, $803 and $1,173 of depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, respectively, shown separately) (1)	13,126	21,072	43,269	56,366
Cost of transloading services (excluding $0, $411, $411 and $1,231 of depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, respectively, shown separately) (1)	243	652	783	2,051
Cost of inventory software services (excluding $193, $193, $579 and $579 of depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, respectively, shown separately)	97	160	364	460
Depreciation and amortization	6,594	6,908	20,378	19,875
Selling, general and administrative (excluding $177, $147, $497 and $411 of depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, respectively, shown separately) (1)	3,840	4,933	12,212	13,967
Impairment losses	—	—	47,828	—
Other operating expenses	1,856	248	5,329	529
Total operating costs and expenses	26,937	36,811	134,181	100,985
Operating income (loss)	(6,406)	22,793	(56,481)	77,844
Interest income (expense), net	(40)	(8)	36	(775)
Total other expense (income)	(40)	(8)	36	(775)
Income (loss) before income tax expense	(6,446)	22,785	(56,445)	77,069
Benefit (provision) for income taxes	843	(3,703)	8,193	(12,042)
Net income (loss)	(5,603)	19,082	(48,252)	65,027
Less: net (income) loss related to non-controlling interests	2,320	(7,684)	20,347	(28,036)
Net income (loss) attributable to Solaris	$(3,283)	$11,398	$(27,905)	$36,991

Earnings per share of Class A common stock – basic	$(0.12)	$0.36	$(0.97)	$1.33
Earnings per share of Class A common stock – diluted	$(0.12)	$0.36	$(0.97)	$1.33

Basic weighted-average shares of Class A common stock outstanding	28,787	30,951	28,912	27,270
Diluted weighted-average shares of Class A common stock outstanding	28,787	30,980	28,912	27,317

(1)The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$(14)	$10	$16	$24
Cost of system services	76	71	349	187
Cost of transloading services	4	5	11	12
Selling, general and administrative	1,011	1,139	3,356	3,042
Stock-based compensation expense	$1,077	$1,225	$3,732	$3,265

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	460	—	—	—	(461)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(303)	—	—	—	—	(303)
Stock option exercises	9	—	—	—	66	—	7	(80)	(11)	(25)
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,711)	(26,716)
Stock-based compensation	—	—	—	—	907	—	—	—	492	1,399
Vesting of restricted stock	105	1	—	—	471	—	37	(373)	(473)	(374)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,668)	(1,668)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,087)	—	—	—	(3,087)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Net loss	—	—	—	—	—	(19,081)	—	—	(14,071)	(33,152)
Balance at March 31, 2020	28,555	286	15,890	—	177,393	40,145	—	—	127,908	345,732
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	395	—	—	—	(395)	1
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(310)	—	—	—	—	(310)
Stock option exercises	7	—	—	—	36	—	—	—	(16)	20
Stock-based compensation	—	—	—	—	895	—	—	—	497	1,392
Vesting of restricted stock	80	—	—	—	171	—	—	—	(171)	—
Cancelled shares withheld for taxes from RSU vesting	(19)	—	—	—	(69)	—	—	—	(38)	(107)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,663)	(1,663)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,089)	—	—	—	(3,089)
Net loss	—	—	—	—	—	(5,542)	—	—	(3,955)	(9,497)
Balance at June 30, 2020	28,673	$287	15,840	$—	$178,511	$31,514	—	$—	$122,167	$332,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	55	1	(55)	—	422	—	—	—	(423)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(40)	—	—	—	—	(40)
Stock-based compensation	—	—	—	—	726	—	—	—	415	1,141
Vesting of restricted stock	140	1	—	—	308	—	—	—	(309)	—
Cancelled shares withheld for taxes from RSU vesting	(26)	—	—	—	(84)	(31)	—	—	(66)	(181)
Solaris LLC distribution paid to Solaris LLC unitholders for income tax withholding	—	—	—	—	(32)	—	—	—	(150)	(182)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,657)	(1,657)
Dividends paid ($0.105 per share of Class A common stock)	—	—		—	—	(3,102)	—	—	—	(3,102)
Net loss	—	—	—	—	—	(3,283)	—	—	(2,320)	(5,603)
Balance at September 30, 2020	28,842	$289	15,785	$—	$179,811	$25,098	—	$—	$117,657	$322,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation	—	—	—	—	186	(532)	—	—	(186)	(532)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,245	32	(3,245)	—	24,925	—	—	—	(24,957)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,895)	—	—	—	—	(1,895)
Stock option exercises	65	1	—	—	601	—	28	(427)	(336)	(161)
Stock-based compensation	—	—	—	—	553	—	—	—	346	899
Vesting of restricted stock	—	—	—	—	2	—	—	(4)	(2)	(4)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,119)	—	—	—	(3,119)
Net income	—	—	—	—	—	12,317	—	—	11,118	23,435
Balance at March 31, 2019	30,401	304	16,382	—	188,458	44,173	119	(1,845.0)	126,773	357,863
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	442	4	(442)	—	3,571	—	—	—	(3,575)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(397)	—	—	—	—	(397)
Stock option exercises	11	—	—	—	48	—	—	—	(20)	28
Stock-based compensation	—	—	—	—	809	—	—	—	428	1,237
Vesting of restricted stock	51	1	—	—	245	—	16	(299)	(246)	(299)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,164)	—	—	—	(3,164)
Net income	—	—	—	—	—	13,275	—	—	9,234	22,509
Balance at June 30, 2019	30,905	$309	15,940	$—	$192,734	$54,284	135	$(2,144)	$131,000	$376,183
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	143	—	—	—	—	143
Stock-based compensation	—	—	—	—	833	—	—	—	429	1,262
Vesting of restricted stock	111	1	—	—	443	—	28	(378)	(445)	(379)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(3,165)	—	—	—	(3,165)
Net income	—	—	—	—	—	11,398	—	—	7,684	19,082
Balance at September 30, 2019	31,016	$310	15,940	$—	$194,153	$62,517	163	$(2,522)	$137,074	$391,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(48,252)	$65,027
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,378	19,875
Loss on disposal of asset	1,439	181
Allowance for credit losses	2,880	—
Stock-based compensation	3,732	3,265
Amortization of debt issuance costs	132	709
Deferred income tax expense	(8,299)	11,284
Impairment losses	47,828	—
Other	(151)	37
Changes in operating assets and liabilities:
Accounts receivable	17,630	(4,369)
Prepaid expenses and other assets	1,876	2,088
Inventories	(359)	(2,555)
Accounts payable	5,245	(3,909)
Accrued liabilities	(6,069)	6,424
Deferred revenue	—	(9,508)
Net cash provided by operating activities	38,010	88,549
Cash flows from investing activities:
Investment in property, plant and equipment	(2,901)	(32,914)
Proceeds from disposal of assets	724	130
Cash received from insurance proceeds	53	618
Net cash used in investing activities	(2,124)	(32,166)
Cash flows from financing activities:
Share repurchases	(26,717)	—
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(14,267)	(14,274)
Distribution to Solaris LLC unitholders for income tax withholding	(150)	—
Payments under finance leases	(24)	(26)
Payments under insurance premium financing	—	(1,443)
Proceeds from stock option exercises	64	294
Payments for shares withheld for taxes from RSU vesting and cancelled	(276)	—
Payments related to purchase of treasury stock	(454)	(1,108)
Payments related to debt issuance cost	—	(197)
Repayment of senior secured credit facility	—	(13,000)
Net cash used in financing activities	(41,824)	(29,754)

Net increase (decrease) in cash	(5,938)	26,629
Cash at beginning of period	66,882	25,057
Cash at end of period	$60,944	$51,686

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$359	$559
Capitalized stock based compensation	198	133
Property and equipment additions incurred but not paid at period-end	12	235
Property, plant and equipment additions transferred from inventory	359	5,355
Financing:
Insurance premium financing	—	1,869
Cash paid for:
Interest	99	200
Income Taxes	796	663

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except share data)

1.    Organization and Background of Business

Description of Business

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company” or “Solaris”), a Delaware corporation, is an oilfield services company that provides supply chain management and logistics solutions designed to drive efficiencies and reduce costs for the oil and natural gas industry. The Company is headquartered in Houston, Texas.

Recent Developments

The global response to COVID-19 as well as the actions taken by a number of global oil producers have contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers and reducing demand for our services. Our revenues have decreased materially as a result of these lower activity levels. In response, we have reduced direct operating costs and selling, general and administrative (“SG&A”) expenses, including reducing workforce levels across the Company, and we have lowered our capital expenditures. We have also recognized impairments on certain assets which is discussed further in Note. 2. Although pricing has stabilized, the commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. In response, in addition to other measures, the Company has reduced costs and lowered its capital budget for the year.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Inventories

Inventories consist of materials used in the manufacturing of the Company’s systems, which include raw materials and purchased parts and is stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the condensed consolidated statements of operations. The Company recognized a write down of the carrying value of inventory of $2.6 to its net realizable value during the nine months ended September 30, 2020. There were no impairments recorded for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2019. The value of our inventories not expected to be consumed or sold during our next operating cycle are classified as non-current assets in our condensed consolidated balance sheets.

Goodwill

Due to COVID-19 and reduced demand for our services, we performed an interim goodwill impairment assessment as of March 31, 2020.

We estimated the fair value for each reporting unit using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions, near term declines and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company’s valuations which could result in additional impairment charges in the future. The discount rates used to value the Company’s reporting units were between 10.35% and 13.00%. As a result of the March 31, 2020 evaluation of goodwill, $4.2 of goodwill associated with the 2017 purchase of the assets of Railtronix was impaired during the three months ended March 31, 2020. The goodwill associated with the Loadcraft Industries Ltd. purchase was not impaired. An impairment charge would have resulted if our estimate of fair value was approximately 40% less than the amount determined. No additional facts or circumstances warranted an impairment assessment as of September 30, 2020 and no impairment charges were recognized for the three month period then ended.

Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets

Due to COVID-19 and reduced demand for our services, the Company concluded that such circumstances warranted an evaluation of whether indicators of impairment are present for its asset groups as of March 31, 2020. Based on this evaluation, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows.

The Company noted that the undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility exceeded their carrying values and the Company recognized impairment losses of $37.8, $2.8 and $0.4 for property, plant and equipment, ROU assets and other receivables, respectively during the three months ended March 31, 2020 and nine months ended September 30, 2020. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings, including impacts resulting from continued volatility in global oil markets and the COVID-19 pandemic. No additional facts or circumstances indicated that indicators of impairment have become present during the three months ended September 30, 2020. However, if these conditions persist for an extended period of time, additional impairment losses may be recognized in relation to our proppant management systems and inventory management software.

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

There were no impairment indicators for the three or nine months ended September 30, 2019 and for the three months ended September 30, 2020.

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

3.    Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of September 30, 2020 and December 31, 2019 was $4.2 and $7.4, respectively.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The related expense was included in Other operating expense on the condensed consolidated statements of operations.

The following activity related to our allowance for credit losses on customer receivables for the nine months ended September 30, 2020 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2019	$0.3
Credit losses	2.9
Less write-offs	(2.1)
Balance, September 30, 2020	$1.1

No allowance for credit losses were recognized in the nine months ended September 30, 2019.

4.    Property, Plant and Equipment

Property, plant and equipment was comprised of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Systems and related equipment	$297.9	$294.5
Systems in process	12.3	11.9
Transloading facility and equipment	—	40.3
Computer hardware and software	1.0	1.3
Machinery and equipment	5.3	5.2
Vehicles	3.6	7.6
Buildings	4.4	4.3
Land	0.6	0.6
Furniture and fixtures	0.2	0.3
Property, plant and equipment, gross	$325.3	$366.1
Less: accumulated depreciation	(74.8)	(59.5)
Property, plant and equipment, net	$250.5	$306.6

As described in Note 2, $37.8, of impairment losses were recognized for property, plant and equipment, associated primarily with transloading facility and equipment during the three months ended March 31, 2020.

5.    Debt

On April 26, 2019, Solaris LLC entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2019 Credit Agreement consists of an initial $50.0 revolving loan commitment (the “Loan”) with a $25.0 uncommitted accordion option to increase the Loan availability to $75.0.

The term of the 2019 Credit Agreement expires on April 26, 2022. The 2019 Credit Agreement requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20.0, taking into account certain adjustments. At September 30, 2020, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0.

Although there were no borrowings outstanding under the 2019 Credit Agreement, the applicable margin ranges from 1.75% to 2.50% for Eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio. We were in compliance with all covenants in accordance with the 2019 Credit Agreement as of September 30, 2020.

6.    Equity

Dividends

Solaris LLC paid distributions totaling $4.8 and $4.8 to all Solaris LLC unitholders in the three months ended September 30, 2020 and 2019, respectively, of which $3.1 and $3.2 was paid to Solaris Inc. Solaris LLC paid distributions totaling $14.3 and $14.3 to all Solaris LLC unitholders in the nine months ended September 30, 2020 and 2019, respectively, of which $9.3 and $9.4 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

During the nine months ended September 30, 2020, Solaris Inc. purchased and retired 2,374,092 shares of the Company’s Class A common stock for $26.7, or $11.27 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,374,092 Solaris LLC Units from the Company for the same amount. During the full share repurchase plan, Solaris Inc. purchased and retired 2,626,022 shares of the Company’s Class A common stock for $30.0, or $11.41 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,626,022 Solaris LLC Units from the Company for the same amount. As of March 31, 2020, the share repurchase plan was completed. No shares were purchased and retired during the three and nine months ended September 30, 2019.

Treasury Stock Retirement

During the nine months ended September 30, 2020, the Company cancelled and retired, 207,382 shares of treasury stock. No shares were retired during the three and nine months ended September 30, 2019.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of September 30, 2020, 3,451,445 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and nine months ended September 30, 2020 and 2019:

	Restricted Stock Awards
	2020	2019
Unvested at January 1,	627,251	411,497
Awarded	386,146	375,068
Vested	(141,700)	(706)
Forfeited	(32,845)	(405)
Unvested at March 31,	838,852	785,454
Awarded	10,194	29,847
Vested	(80,203)	(67,674)
Forfeited	(37,164)	(7,896)
Unvested at June 30,	731,679	739,731
Awarded	139,961	43,830
Vested	(137,490)	(138,821)
Forfeited	(29,537)	(9,644)
Unvested at September 30,	704,613	635,096

Of the unvested 704,613 shares restricted stock, it is expected that 1,498 shares, 344,164 shares, 254,209 shares, and 104,742 shares will vest in 2020, 2021, 2022 and 2023, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $6.8 of unrecognized compensation expense related to unvested restricted stock as of September 30, 2020. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.6 years.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income per share:	2020	2019	2020	2019

Numerator
Net income (loss) attributable to Solaris	$(3.3)	$11.4	$(27.9)	$37.0
Loss (income) attributable to participating securities (1)	(0.1)	(0.2)	(0.2)	(0.8)
Net income (loss) attributable to common stockholders	$(3.4)	$11.2	$(28.1)	$36.2

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	28,787	30,951	28,912	27,270
Effect of dilutive securities:
Stock options	—	29	—	47
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	28,787	30,980	28,912	27,317

Earnings per share of Class A common stock - basic	$(0.12)	$0.36	$(0.97)	$1.33
Earnings per share of Class A common stock - diluted	$(0.12)	$0.36	$(0.97)	$1.33

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class B common stock	15,803	15,939	15,860	15,598
Restricted stock awards	703	129	718	242
Stock Options	13	—	16	—
Total	16,519	16,068	16,594	15,840

7. Income Taxes

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

For the three months ended September 30, 2020 and 2019, we recognized a combined United States federal and state benefit and expense for income taxes of ($0.8) and $3.7, respectively. For the nine months ended September 30, 2020 and 2019, we recognized a combined United States federal and state benefit and expense of ($8.2) and $12.0, respectively. The effective combined United States federal and state income tax rates were 13.1% and 14.8% for the three months ended September 30, 2020 and 2019, respectively. The effective combined United States federal and state income tax rates were 14.5% and 14.9% for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic.  The CARES Act includes temporary changes to both income and non-income based tax laws.  For the three and nine months ended September 30, 2020 the impact of the CARES Act was immaterial to the Company’s tax provision.  However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2020.  Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of September 30, 2020 and December 31, 2019, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68.2 and $68.0, respectively, $0 and $1.4 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the nine months ended September 30, 2020.

8.  Concentrations

For the three months ended September 30, 2020, one customer accounted for 28% of the Company’s revenues. For the three months ended September 30, 2019, two customers accounted for 14% and 12% of the Company’s revenues. For the nine months ended September 30, 2020, one customer accounted for 11% of the Company’s revenues. For the nine months ended September 30, 2019, four customers accounted for 14%, 11%, 11% and 10% of the Company’s revenues. As of September 30, 2020, two customers accounted for 30% and 10% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for 15% of the Company’s accounts receivable.

For the three months ended September 30, 2020, three suppliers accounted for 16%, 12%, and 10% of the Company’s total purchases. For the three months ended September 30, 2019, one supplier accounted for 38% of the

Company’s total purchases. For the nine months ended September 30, 2020, one supplier accounted for 32% of the Company’s total purchases. For the nine months ended September 30, 2019, one supplier accounted for 17% of the Company’s total purchases. As of September 30, 2020, three suppliers accounted for 21%, 12% and 12% of the Company’s accounts payable. As of December 31, 2019, one supplier accounted for 44% of the Company’s accounts payable.

9.  Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements.

10.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions primarily incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September 30, 2020 and 2019, Solaris LLC paid $0.2 and $0.2, respectively, for these services. For the nine months ended September 30, 2020 and 2019, Solaris LLC paid $0.6 and $0.8, respectively, for these services. As of September 30, 2020 and December 31, 2019, the Company included $0.2 and $0.2, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.5 as of September 30, 2020.

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

Due to a combination of geopolitical and COVID-19 related pressures on the global supply-demand balance for crude oil and related products, as well as the actions taken by a number of global oil producers, commodity prices have significantly declined in recent months, and oil and gas operators have reduced development budgets and activity. During the third quarter 2020, continued containment measures and responsive actions to the COVID-19 pandemic continue to result in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity. As cities, states and countries continue easing the confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The reinstatement of containment measures could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy. Our revenues have increased in comparison to the second quarter but continue to reflect a decrease comparative to prior year activities as a result of these lower activity levels. In response, we have reduced direct operating costs and SG&A expenses, including reducing workforce levels across the Company and lowered our capital expenditures.

The risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to COVID-19 we have implemented certain health and safety guidelines which are consistent with guidelines proscribed by the Centers for Disease Control and other authorities, as well as those requested by certain of our customers. Due to concerns over health and safety, we are permitting our non-essential employees to work remotely until further notice. Working remotely and under our revised policies has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

Solaris Inc.’s fully utilized system count averaged 34 systems in the third quarter of 2020, an increase of approximately 70% from the second quarter of 2020 and a decrease of approximately 70% from the third quarter of 2019. The increase in fully utilized systems in the third quarter of 2020 is related to completion activities for wells that were previously drilled and waiting on completion. This compares to the Baker Hughes US Land rig count which was flat at the end of the third quarter 2020 from the end of the second quarter of 2020 and down 70% from the end of the third quarter of 2019.

We believe that due to the continued COVID-19 pandemic driven depressed pricing environment for oil and gas commodities and reduction in oil and gas development budgets, drilling and completions activity will continue to remain at depressed levels during the fourth quarter. Absent significant changes in markets share, we expect our activity should follow the general trends of the US land drilling and completion activity.

In response to the decline in commodity prices and activity levels, we have reduced direct operating costs and SG&A expenses, including reducing workforce levels across the Company and maintained our 2020 capital expenditures budget of approximately $5 million. We continue to evaluate ways to increase flexibility and efficiency in our cost structure considering these unprecedented and uncertain times.

We have also seen an increase in the number of distressed companies in the sector which has resulted in several companies filing for bankruptcy or delaying payment to vendors. We continue to monitor the credit risk of our customers and take preventative and precautionary measures to protect the balance of any outstanding receivables.

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)			(in thousands)
Revenue
System rental	$9,197	$36,638	$(27,441)	$40,720	$113,726	$(73,006)
System services	10,855	18,153	(7,298)	35,231	48,621	(13,390)
Transloading services	310	4,417	(4,107)	1,039	15,131	(14,092)
Inventory software services	169	396	(227)	710	1,351	(641)
Total revenue	20,531	59,604	(39,073)	77,700	178,829	(101,129)
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	1,181	2,838	(1,657)	4,018	7,737	(3,719)
Cost of system services (excluding depreciation and amortization)	13,126	21,072	(7,946)	43,269	56,366	(13,097)
Cost of transloading services (excluding depreciation and amortization)	243	652	(409)	783	2,051	(1,268)
Cost of inventory software services (excluding depreciation and amortization)	97	160	(63)	364	460	(96)
Depreciation and amortization	6,594	6,908	(314)	20,378	19,875	503
Selling, general and administrative (excluding depreciation and amortization)	3,840	4,933	(1,093)	12,212	13,967	(1,755)
Impairment losses	—	—	—	47,828	—	47,828
Other operating expenses	1,856	248	1,608	5,329	529	4,800
Total operating costs and expenses	26,937	36,811	(9,874)	134,181	100,985	33,196
Operating income (loss)	(6,406)	22,793	(29,199)	(56,481)	77,844	(134,325)
Interest income, net	(40)	(8)	(32)	36	(775)	811
Total other income	(40)	(8)	(32)	36	(775)	811
Income (loss) before income tax expense	(6,446)	22,785	(29,231)	(56,445)	77,069	(133,514)
Benefit (provision) for income taxes	843	(3,703)	4,546	8,193	(12,042)	20,235
Net income (loss)	(5,603)	19,082	(24,685)	(48,252)	65,027	(113,279)
Less: net (income) loss related to non-controlling interests	2,320	(7,684)	10,004	20,347	(28,036)	48,383
Net income (loss) attributable to Solaris	$(3,283)	$11,398	$(14,681)	$(27,905)	$36,991	$(64,896)

System Rental

System rental revenue decreased $27.4 million, or 75%, to $9.2 million for the three months ended September 30, 2020 compared to $36.6 million for the three months ended September 30, 2019. System rental revenue decreased $73.0 million, or 64%, to $40.7 million for the nine months ended September 30, 2020 compared to $113.7 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in mobile proppant systems on a fully utilized basis, due to severe contraction in oil company budgets and completion activities, in response to global oil market volatility.

Cost of system rental decreased $1.7 million, or 61%, to $1.2 million for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019, excluding depreciation and amortization expense. Cost of system rental decreased $3.7 million, or 48%, to $4.0 million for the nine months ended September 30, 2020 compared to $7.7 million for the nine months ended September 30, 2019, excluding depreciation and amortization expense. Cost of system rental decreased primarily due to a decrease in maintenance expense in relation to a decrease in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system rental revenue was

13% and 8% for the three months ended September 30, 2020 and 2019, respectively and was 10% and 7% for the nine months ended September 30, 2020 and 2019, respectively.

System Services

System services revenue decreased $7.3 million, or 40%, to $10.9 million for the three months ended September 30, 2020 compared to $18.2 million for the three months ended September 30, 2019. System services revenue decreased $13.4 million, or 28%, to $35.2 million for the nine months ended September 30, 2020 compared to $48.6 million for the nine months ended September 30, 2019. System services revenue decreased due to a decrease in services provided to coordinate proppant delivered into our systems, as well as a decrease in mobile proppant systems on a fully utilized basis.

Cost of system services decreased $7.9 million, or 38%, to $13.1 million for the three months ended September 30, 2020 compared to $21.1 million for the three months ended September 30, 2019, excluding depreciation and amortization expense. Cost of system services decreased $13.1 million, or 23%, to $43.3 million for the nine months ended September 30, 2020 compared to $56.4 million for the nine months ended September 30, 2019, excluding depreciation and amortization expense. Cost of system services decrease in services provided to coordinate proppant delivered to systems as well as a decrease in field support activity and third-party trucking services required to support fewer fully utilized systems. Cost of system services as a percentage of system services revenue was 121% and 116% for the three months ended September 30, 2020 and 2019, respectively and was 123% and 116% for the nine months ended September 30, 2020 and 2019, respectively.

Transloading Services

Transloading services revenue decreased $4.1 million, or 93%, to $0.3 million for the three months ended September 30, 2020 compared to $4.4 million for the three months ended September 30, 2019. Transloading services revenue decreased $14.1 million, or 93%, to $1.0 million for the nine months ended September 30, 2020 compared to $15.1 million for the nine months ended September 30, 2019. This decrease was primarily due to recognition of $3.2 million and $9.5 million of deferred revenue in the three and nine months ended September 30, 2019, respectively, as well as a decrease in the number of tons transloaded.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million, or 22%, to $3.8 million for the three months ended September 30, 2020 compared to $4.9 million for the three months ended September 30, 2019, excluding depreciation and amortization. Selling, general and administrative expenses decreased $1.8 million, or 13%, to $12.2 million for the nine months ended September 30, 2020 compared to $14.0 million for the nine months ended September 30, 2019, excluding depreciation and amortization. The decrease is due primarily to cost cutting measures, including headcount, salary and support cost reductions, in response to the reduction in industry activity.

Impairment Losses

As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results, we recorded impairment losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, ROU assets, inventories and other assets, respectively, in the nine months ended September 30, 2020.

Provision for Income Taxes

During the three months ended September 30, 2020, we recognized a combined United States federal and state benefit for income taxes of $0.8 million, an increase of $4.5 million as compared to the $3.7 million income tax expense we recognized during the three months ended September 30, 2019. During the nine months ended September 30, 2020, we recognized a combined United States federal and state benefit for income taxes of $8.2 million, an increase of $20.2 million as compared to the $12.0 million income tax expense we recognized during the nine months ended September 30, 2019. This change was attributable to lower operating income. The effective combined United States federal and state income tax rates were 13.1% and 14.8% for the three months ended September 30, 2020 and 2019, respectively. The effective combined United States federal and state income tax rates were 14.5% and 14.9% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)			(in thousands)
Net income (loss)	$(5,603)	$19,082	$(24,685)	$(48,252)	$65,027	$(113,279)
Depreciation and amortization	6,594	6,908	(314)	20,378	19,875	503
Interest (income) expense, net	40	8	32	(36)	775	(811)
Income taxes (1)	(843)	3,703	(4,546)	(8,193)	12,042	(20,235)
EBITDA	$188	$29,701	$(29,513)	$(36,103)	$97,719	$(133,822)
Stock-based compensation expense (2)	1,077	1,225	(148)	3,732	3,265	467
Loss on disposal of assets	38	99	(61)	1,451	383	1,068
Impairment loss	—	—	—	47,828	—	47,828
Severance expense	3	154	(151)	542	154	388
Credit losses	1,246	—	1,246	2,698	—	2,698
Other write-offs (3)	586	—	586	589	528	61
Transload contract termination (4)	—	(3,204)	3,204	—	(9,507)	9,507
Adjusted EBITDA	$3,138	$27,975	$(24,837)	$20,737	$92,542	$(71,805)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Write-off of prepaid and cancelled purchase orders in the three and nine months ended September 30, 2020 and unamortized debt issuance costs in the nine months ended September 30, 2019 when the Amended and Restated Credit Agreement, dated as of January 19, 2018, was replaced in its entirety by the 2019 Credit Agreement.
(4)	Deferred revenue related to full termination of a sand storage agreement; no deferred revenue balance remained as of December 31, 2019.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019: EBITDA and Adjusted EBITDA

EBITDA decreased $29.5 million to $0.2 million for the three months ended September 30, 2020 compared to $29.7 million for the three months ended September 30, 2019. Adjusted EBITDA decreased $24.8 million to $3.1 million for the three months ended September 30, 2020 compared to $28.0 million for the three months ended September 30, 2019. EBITDA decreased $133.8 million to ($36.1) million for the nine months ended September 30, 2020 compared to $97.7 million for the nine months ended September 30, 2019. Adjusted EBITDA decreased $71.8 million to $20.7 million for the nine months ended September 30, 2020 compared to $92.5 million for the nine months ended September 30, 2019. The decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with our current cash balance, cash generated from future operations and borrowings under our 2019 Credit Agreement (as defined in “—Debt Agreements”). We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. In response to the decline in commodity prices and the COVID-19 pandemic, we lowered 2020 capital expenditures budget from $20.0 to $40.0 million to $5 million or less. We believe that our operating cash flow, cash balance, and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

As of September 30, 2020, cash and cash equivalents totaled $60.9 million, and we had zero drawn and $50 million of available borrowings under the 2019 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Net cash provided by operating activities	$38,010	$88,549	$(50,539)
Net cash used in investing activities	(2,124)	(32,166)	30,042
Net cash used in financing activities	(41,824)	(29,754)	(12,070)
Net change in cash	$(5,938)	$26,629	$(32,567)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $38.0 million for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $88.5 million for the nine months ended September 30, 2019. The decrease of $50.5 million in operating cash flow was primarily attributable to changes in working capital items, lower revenues and changes in working capital.

Investing Activities. Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $32.2 million for the nine months ended September 30, 2019. Investing activities during the nine months ended September 30, 2020 include system enhancements offset by the sale of assets. Investing activities during the nine months ended September 30, 2019 include manufacturing of new proppant and chemical systems, including work in process.

Financing Activities. Net cash used in financing activities of $41.8 million for the nine months ended September 30, 2020 was primarily related to $26.7 million of share repurchases and quarterly dividends of $14.3 million. Net cash used in financing activities of $29.8 million for the nine months ended September 30, 2019 was primarily related to

$13.0 million to repay borrowings under the Company’s Amended and Restated Credit Agreement, dated as of January 19, 2018, by and among the Company, as borrower, each of the lender parties thereto and Woodforest National Bank, as administrative agent, which such agreement was replaced, in its entirety, by the 2019 Credit Agreement, and $14.3 million for quarterly dividends.

Capital Sources

Senior Secured Credit Facility

See Note 5. “Debt” to our condensed consolidated financial statements as of September 30, 2020, for a discussion of senior secured credit facility.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three or nine months ended September 30, 2020 from the amounts listed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K. See Note 5, “Debt” and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of September 30, 2020, for a discussion of recent accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2020, two customers collectively accounted for 40% of our total accounts receivable. As of December 31, 2019, two customers collectively accounted for 24% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part II, Item 1A. “Risk Factors” for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K.

The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significate impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations and financial condition.

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity, and continues to be volatile. Beginning in February 2020, there has been a severe drop in the price of oil. As of March 31, 2020, the price of WTI oil was $20.48 per barrel and the Henry Hub price for natural gas was $1.64 per MMBtu. As of September 30, 2020, the price of WTI oil was $40.22 per barrel and the Henry Hub price for natural gas was $1.92 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the actions of global oil producers, which have resulted in a substantial decrease in oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. The prolonged volatility and low levels of oil and natural gas prices have depressed levels of exploration, development, and production activity, and if the drop in oil and natural gas prices we have experienced in 2020 continues or further declines, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

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

In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
July 1 - July 31	2,258	$7.12
August 1 - August 31	23,550	7.53
Total	25,808	$7.49

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

October 29, 2020	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 29, 2020	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)