Form 10-K
period 2020-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2021-02-23
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2020: $214,610,750

As of February 18, 2021, the registrant had 30,148,968 shares of Class A common stock, $0.01 par value per share, and 15,178,649 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from both the coronavirus disease 2019 (“COVID-19”) pandemic and the continued volatility in global oil markets, and the expected impact of these events on our businesses, results of operations and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry and uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
●	developments in the global economy, as well as the public health crisis related to the COVID-19 pandemic, and the resulting impacts to the demand and supply for oil and natural gas or volatility of oil and natural gas prices;
●	operational challenges relating to the COVID-19 pandemic, distribution and administration of the COVID-19 vaccines and efforts to mitigate the impact and spread of the virus;
●	uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;

●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	changes in our tax status;
●	changes in market price and availability of materials;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

PART I

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

Item 1.      Business

Our Company

We are a Houston, Texas based business that designs and manufactures specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. Our equipment and services are deployed in most of the active oil and natural gas basins in the United States. For a discussion of our Organizational Structure, See Part II, Item 6 “Selected Financial Data.”

Products and Services

We provide several products and services designed to increase efficiency, ensure reliable supply and reduce logistical costs to deliver and manage proppant and chemicals used during the completion phase of oil and gas well development. Our primary offerings include:

(1)	Systems – We provide equipment to manage the delivery, handling and storage of proppant and chemicals at the well site. Our systems are highly mobile and can be easily deployed to any North American basin. We use digital technology and machine learning to provide customers with customizable data tracking and analytics around sand usage, measurement accuracy and trucking logistics.
a.	Mobile Proppant Management System – Our patented mobile proppant management systems typically store approximately 2.5 million pounds of proppant in a six-silo configuration and provide 24 unloading points for pneumatic trucks to deliver proppant into the silos. We also offer a non-pneumatic kit that allows our system to receive proppant from belly dump trucks. We believe our six-silo system provides increased inventory capacity compared to other systems, which reduces the amount of truck demurrage, or wait time, at the well site. Our systems are scalable in increments of three, including our 12-silo configuration, which provides a larger buffer to help manage increased proppant loadings and trucking logistics. Design enhancements include our AutoHopperTM technology, which automates the delivery of proppant into the blender and the addition of belt scales for improved measurement accuracy and data analytics around sand usage.
b.	Mobile Chemical Management System – Our patent-pending mobile chemical management systems typically contain three silos, one base unit, and a system of pumps, meters and hoses to measure and deliver up to six different completion chemicals to the pressure pumping company’s blender. The three-silo configuration provides increased inventory capacity and control in a smaller footprint when compared to traditional storage and delivery methods which typically include a chem add unit, frac tanks, ISO tanks and dozens of manually operated totes on flatbed trailers.
c.	Digital Inventory Software – Each of our systems is equipped with sensors and our integrated Solaris Lens® software system that enables our customers to track inventory and throughput volumes of each silo or silo compartment on a remote and real-time basis. With the integration of third-party trucking applications, we can provide full visibility of the proppant and chemical from the vendor to the well site supply chain for certain customers.

(2)	Field and Logistics Services – We provide trained personnel to support our systems, train our customers to operate the systems and assist in the transportation of our systems. In addition, we provide last mile proppant logistics services, including managing trucking logistics from source to well site.
(3)	Transloading Services – At our Kingfisher Facility in Oklahoma, we provide rail transloading services, store rail cars and provide forward staging storage of proppant and other industrial materials.

Our Properties

Our corporate headquarters are located at 9811 Katy Freeway, Suite 700, Houston, TX 77024, and our offices are leased. Our other properties include:

Early, TX

We manufacture our systems in our facility in Early, Texas (the “Early Facility”). We own the Early Facility, and its location in central Texas provides convenient access to several of our most active operating areas, including the Permian Basin, the Eagle Ford Shale, the Haynesville Shale and the SCOOP/STACK formations.

Kingfisher, OK

Our 300 acre transload facility in Kingfisher, Oklahoma (the “Kingfisher Facility”), which is leased, is located central to the SCOOP/STACK plays and is capable of servicing multiple large volume customers through transloading, forward staging or storage services. The assets of the Kingfisher Facility were impaired during the year ended December 31, 2020 as a result of reduced activities.

Suppliers

We have built long-term relationships with third-party suppliers to both transport equipment and products and provide certain materials used in the manufacturing and maintenance of our systems. During the years ended December 31, 2020 and 2019, one supplier, Automatize Logistics, LLC, a provider of third party trucking services, accounted for approximately 24% and 19%, respectively, of our total spending.

To date, we have been able to obtain the third party-trucking services necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of third-party trucking services by one or more of our suppliers, we may not always be able to do so. We do not currently have long-term agreements with third-party trucking suppliers and could experience shortages and price increases in the future.

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. For the year ended December 31, 2020, Devon Energy Corporation accounted for approximately 14% of our total revenue. For the year ended December 31, 2019, Devon Energy Corporation and ProPetro Services, Inc., accounted for approximately 19% and 10%, respectively, of our total revenue.

Competition

The oil and natural gas services industry is highly competitive. We face competition from numerous proppant and chemical producers and proppant and chemical transporters who also offer solutions for unloading, storing and delivering proppant and chemicals at well sites and also from competitors who are focused on developing more efficient proppant and chemical logistic solutions. Our main competitors include U.S. Silica, Proppant Express Solutions, LLC and Hi-Crush Partners LP. We also face competition from pressure pumping, logistics and sand companies that own their own proppant and chemical handling equipment. Many of these companies may be customers of ours on certain jobs while also utilizing their own equipment on other jobs.

We believe that the principal competitive factors in the markets we serve are equipment reliability, technical expertise, patented-protected technology, unique services offerings, equipment capacity, transportation and storage, work force competency, efficiency, safety record, reputation, experience and price. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter activity has historically been impacted by holidays and our clients’ budget cycles, during which we may experience declines in our operating results.

In addition, we provide our proppant and chemical systems and services to E&P companies operating in oil and natural gas producing basins where severe weather conditions may curtail drilling activities and, as a result, impact our revenues generated from those regions. For a discussion of the impact of weather on our operations, please see Item 1A. “Risk Factors—Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”

Human Capital

We believe that our employees are the foundation to fostering our innovative culture, the safe operation of our assets and delivery of services to our customers. We foster a collaborative, inclusive, and safety-minded work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2020, we employed 125 employees overall, who were employed pursuant to an administrative services agreement that primarily supports our operations. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Diversity and Inclusion

We are committed to fostering a work environment in which all employees treat each other with dignity and respect and are continually striving to attract a diverse workforce. Our employee demographic profile allows us to promote inclusion of thought, skill, knowledge, and culture across our operations to achieve our social obligations, commitments and to drive enhanced decision making and execution for the business. We are proud of the diversity of our workforce and promote inclusion at all levels of our organization. As of December 31, 2020:

(1)	Females represented approximately 16% of our organization and 24% of supervisory or managerial roles.
(2)	Minorities represented 28% of our organization and 21% of supervisory or managerial roles.

Health and Safety

Safety is a core value of ours and begins with the protection and safety of our employees. We value people above all else and remain committed to making safety and health our top priority. To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated system of policies, practices, and controls, including requirements to complete regular detailed safety and regulatory compliance training for all applicable individuals.

In response to the ongoing COVID-19 pandemic, we moved early and quickly to protect the health and safety of our employees and are continuing to proactively manage our response to an evolving national and global situation. We took several strategic and proactive measures in response to information from the Centers for Disease Control and the local, state and national authorities to try to minimize the risk of business disruption and to protect our ability to deliver reliable services to our customers. Some of these actions include forming a critical response team of senior management to collaborate, review and execute our business response to the pandemic, instituting social distancing practices and routine deep cleaning protocols at all facility locations to manage the spread of COVID-19, permitting our non-essential employees to work remotely until further notice, where applicable, and implementing plans for safely returning to our offices over time. Working remotely and under our revised policies has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may, among other things require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services. For further information on the risks related to the effects that environmental, health and safety and other governmental regulations have on our business, see Part I, Item 1A.” Risk Factors”.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

(1)	the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
(2)	the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters, including wetlands, and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
(3)	the Oil Pollution Act of 1990, which, among other things, subjects owners and operators of onshore facilities to liability for removal costs and damages arising from an oil spill in waters of the United States;
(4)	the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
(5)	the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
(6)	the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
(7)	the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;
(8)	the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats by the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas; and

(9)	the U.S. Department of Transportation (“DOT”) regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

As a result of operating on properties that have been used for crude oil and natural gas wellsite support services for many years, regulations such as CERCLA and RCRA could impose significant liability and costs associated with damages to natural resources or remediation, an accidental release of materials into the environment and costs related to clean-up of third-party sites. Additionally, there exist regional, state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations and such costs may have a material adverse effect on our business and operational results in the future.

If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:

(1)	Hydraulic Fracturing. At the federal level, the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities and released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. While the U.S. Congress has from time to time considered but refused to adopt federal regulation of hydraulic fracturing, with President Biden taking office and the shift in party control of the Congressional Senate in January 2021, there is a possibility that the Biden Administration will pursue such regulation through legislation or executive order. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.
(2)	Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
(3)	Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.

(4)	Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has made addressing climate change one of his Administration’s top four priorities, has already signed several executive orders to this effect in January 2021 and is expected to pursue legislative as well as other executive and regulatory initiatives in the future to limit GHG emissions. Moreover, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules impacting the oil and gas sector and relating to permitting, monitoring, reporting or restricting GHG emissions, such as methane. In recent years, there has been considerable uncertainty surrounding regulation of the emissions of methane, with the Obama Administration first implementing performance standards in 2016 and the Trump Administration subsequently taking measures to delay implementation of those standards, including issuing final policy amendments in September 2020 that, among other things, rescinded the 2016 methane standards. Various industry and environmental groups are separately challenging both the 2016 standards and the September 2020 final policy amendments, and President Biden has issued an executive order on January 20, 2021 that, among other things, called for issuance of proposed rules by no later than September 2021 that would restore the Obama-era Administration’s rules for methane standards applicable to new, modified, and reconstructed sources and establish new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement, which the United States under the Trump Administration had withdrawn from effective November 4, 2020. In other political actions, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately on January 20, 2021, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. Building on this suspension, President Biden issued an executive order on January 27, 2021 that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. These January 20, 2021 and January 27, 2021 orders do not apply to existing leases, and the January 27, 2021 order further directs applicable agencies to take measures to eliminate fossil fuel subsidies from federal budget requests beginning in federal fiscal year 2022. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. There are also increasing financial risks for fossil fuel producers as well as other companies handling fossil fuels, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Finally, increasing concentrations of GHG in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events.

We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA’s hazard communication standard, the EPA’s Emergency Planning and Community Right-to-Know Act and comparable state regulations and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements.

Additionally, as part of the services we provide, we engage third parties that operate as motor carriers and therefore, are subject to regulation by the DOT and analogous state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, including increased costs, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

Intellectual Property

We continuously seek to innovate our product and service offerings to improve our operations and deliver increased value to our customers and our software team is constantly designing and building increased software capabilities to enable efficient supply chain planning and management for our customers. As such, we seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights. We believe our patents, trademarks, and other protections for our proprietary technologies are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.

As of December 31, 2020, we had six issued patents in the United States, five corollary patents issued in Canada and two corollary patents issued in Mexico; two utility patent applications in the United States, two in Canada, and one in Mexico. Each patent and patent application relates to our systems and services and other technologies. Our issued patents expire, if all of the maintenance fees are paid, between 2032 and 2039. We cannot assure you that any of our patent applications will result in the issuance of a patent, or whether the examination process will require us to narrow our claims. In addition, any patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

Risks Related to Our Operations and Industry:

The volatility of oil and natural gas prices may adversely affect the demand for our systems, products and services, and negatively impact our results of operations.

The demand for our products and services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. The COVID-19 pandemic, combined with a period of increased production from major oil producing nations and decreasing availability of crude oil storage, contributed to lower commodity prices compared to historical levels, both of which are expected to continue to impact demand over the short-to-medium term. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease or remain stagnant) affects the spending patterns of our customers and may result in the drilling of fewer new wells. As a result, demand for proppants or chemicals may decrease, which could, in turn, lead to lower demand for our products and services and may cause lower prices and lower utilization of our assets. We have, and may in the future, experienced significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices.

Events outside of our control, including a pandemic or outbreak of an infectious disease, such as the global COVID-19 pandemic, political unrest and economic recessions occurring around the globe, could materially adversely affect our business, liquidity, results of operations and financial condition.

We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:

●	the ongoing COVID-19 pandemic and the extent to which it has caused business disruptions, disrupted the oil and gas industry and global supply chains, negatively impacted the global economy, reduced global demand for oil and gas and created significant volatility and disruption of financial and commodity markets;
●	the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East; or
●	domestic civil unrest, including: recent acts of protest and civil unrest related to the 2020 presidential election, political instability and societal disruption, or damage to infrastructure or our customers’ operations.

The degree to which events outside of our control adversely impacts our results will also depend on future developments, which are highly uncertain and cannot be predicted, including the timing, extent, trajectory and duration of the COVID-19 pandemic, the development, availability and administration of effective treatments and vaccines and the impact of the pandemic on the global economy and any subsequent recovery of normal economic and operating conditions.

These factors collectively have contributed to unprecedented negative global economic impacts, including a significant decrease in demand, and which such impacts may continue into the future. While we expect these matters discussed above will continue to disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

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

Silica-related legislation, including compliance with OSHA regulations relating to respirable crystalline silica, or litigation could have a material adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. For example, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. If we are unable to satisfy these obligations, or are not able to do so in a manner that is cost effective or attractive to our customers, our business operations may be adversely affected or availability or demand for our products could be significantly affected. Federal and state regulatory authorities, including OSHA, and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment, and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that the costs of complying with such future laws and regulations would not have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with health risks, including the lung disease silicosis. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers' use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or the filing of lawsuits naming us as a defendant, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on occupational health and safety matters.

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

The transportation industry is subject to possible legislative and regulatory changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Disruption of transportation services due to factors outside of our control, including shortages of rail cars or trucks, extreme weather-related events, accidents, strikes, lockouts, increased regulation, more stringent railcar or safety regulatory initiatives, or other events could temporarily impair the ability of our customers to take delivery of our systems and proppant or chemicals at the well site or affect the provision of last mile services. Accordingly, if there are disruptions of the services utilized by our customers (whether these services are provided by us or a third party), and they are unable to find alternative transportation providers, our business could be adversely affected. Additionally, alternative transportation methods for transporting and delivering proppant or chemicals to the well site could make our product offerings less attractive than those of our competitors and affect our results of operations.

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

We do not have insurance against all foreseeable risks and we may not be able to maintain adequate insurance in the future at rates we consider reasonable. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, results of operations and financial condition.

Reliance upon a few large customers may adversely affect our revenue and operating results.

It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future and the operations of our customers have and may continue to experience delays or disruptions and temporary suspensions of operations. We typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.

We have completed and may, in the future, pursue asset acquisitions or acquisitions of businesses. We must plan and manage any acquisitions and integrations effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage acquisitions and integrations effectively, our results of operations could be adversely affected.

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.

Our operations are located in different regions of the United States, some of which are prone to periods of heavy snow, ice or rain and others of which may be prone to certain natural disasters such as tornadoes or prolonged periods of drought. The occurrence of any such severe weather conditions or natural disasters could cause our E&P customers to suspend operations, thereby reducing the demand for our systems and services and our ability to generate revenues.

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

Our failure to protect our proprietary information and intellectual property rights, or any successful intellectual property challenges or infringement proceedings against us, could result in a loss in our competitive advantage or market share.

Because of the technical nature of our business, we rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. We also rely on third-party intellectual property licenses in connection with our business. We may not be able to successfully preserve these intellectual property rights in the future or they may be invalidated. Third parties may knowingly or unknowingly infringe our patents or other proprietary rights, third parties may challenge patents or proprietary rights held by us, and pending and future trademark and patent applications may not be approved. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Alternatively, third parties may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights and we may be required to obtain necessary licenses or substantially re-engineer our products in order to avoid infringement. Failure to protect, monitor and control the use of our existing intellectual property rights or any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive advantage and result in us being enjoined from using or offering such products or technology and cause us to incur significant expenses.

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

We rely on sophisticated information technology systems and infrastructure to support our business, including but not limited to our Solaris Lens® inventory management systems. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our or our customers’ operations, which could adversely affect our reputation, sales and profitability.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital and information technologies to deliver our systems and perform many of our services and to process and record financial and operating data and in the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. This could result in significant losses, loss of customers and business opportunities, reputation damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. Our systems and controls for protecting against cyber security risks, and those used by our business partners, may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, any technology required for any mandate by authorities requiring the transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems. Any material disruption in our information technology systems or systems that affect our business operations, delays or difficulties in implementing or integrating new systems or enhancing current systems, or any vulnerabilities rending data or systems unusable following any mandated remote work situations, could have an adverse effect on our business and results of operations.

Increasing attention to environmental, social and governance (ESG) matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets.  Increasing attention to climate change, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, whether permanently or temporarily could adversely affect our business. We do not have any written employment agreements with our executives at this time. Further, we do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

If we are unable to access the services of a sufficient number of skilled and qualified workers, or are required to significantly increase wages to attract or retain such workers, our capacity and profitability could be diminished and our growth potential could be impaired.

The manufacture and delivery of our products and performance of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work.  As a result of the volatility of the oilfield services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive.  Increased competition for their services could result in a loss of available, skilled workers or at a price that is not as advantageous to our business, both of which could negatively affect our operating results. Though our historical turnover rates have been significantly lower than those of our competitors, if we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change.  Multiple or particularly severe accidents and high employee turnover, can contribute to a deterioration of our safety record.  If one or more accidents were to occur in connection with the use of our systems or performance of our services, the affected customer may seek to terminate or cancel its use of our services which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable.

Risks Related to Financial Condition:

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

Industry conditions are influenced by numerous factors over which we have no control, including:

●	expected economic returns to E&P companies of new well completions;
●	domestic and foreign economic conditions and supply of and demand for oil and natural gas;
●	the level of prices, and expectations about future prices, of oil and natural gas;
●	the level of global oil and natural gas exploration and production, and inventories;
●	the supply of and demand for hydraulic fracturing and equipment in the United States, including the supply and demand for lower emissions hydraulic fracturing equipment;
●	federal, state and local regulation of hydraulic fracturing and exploration and production activities;
●	United States federal, tribal, state and local and non-United States governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
●	changes in the transportation industry that services our business, including the price and availability of transportation;
●	political and economic conditions in oil and natural gas producing countries;
●	the current supply and demand imbalance for crude oil and actions by the members of OPEC with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with supply limitation and production cuts;
●	global or national health concerns including health epidemics such as the outbreak of COVID-19 at the beginning of 2020;
●	political or civil unrest in the United States or elsewhere;
●	worldwide political, military and economic conditions;
●	stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption; and
●	the potential acceleration of development of alternative fuels.

We may be adversely affected by uncertainty in the global financial markets or the deterioration of the financial condition, and resulting credit risk, of our customers.

Our future results may be impacted by the uncertainty caused by an economic downturn, weak economic conditions and widespread financial distress, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers' spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers' spending for our systems and services. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting bankruptcy or increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.

Our 2019 Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our 2019 Credit Agreement.

Our 2019 Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions. Our 2019 Credit Agreement contains certain financial covenants, including a certain leverage ratio and a certain minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements." Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of our 2019 Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Our ability to use net operating loss carryovers may be limited.

As of December 31, 2020, the Company had approximately $203.9 million of federal net operating loss carryovers and $58.0 million of state net operating loss carryovers. $138.1 million of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. State net operating loss carryovers will expire in varying amounts beginning in 2037. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

Risks Related to Regulatory Matters

Laws, regulations, executive orders and other regulatory initiatives relating to hydraulic fracturing could increase our and our customers costs of doing business and result in restrictions, delays or cancellations that may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our business, results of operations and financial condition.

Although we do not directly engage in hydraulic fracturing, our operational services support our E&P customers in such activities. The practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. Additionally, with concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. Our customers' inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their exploration and production operations and result in a corresponding reduction in demand for our services. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these hydraulic fracturing, seismicity and water availability matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing, seismic activities, or leasing activities on federal properties, or the inability of our customers to maintain adequate water supplies could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations and the operations of our customers are subject to stringent federal, tribal, regional, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, and the management, transportation and disposal of wastes and other materials. In addition, our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our management, transportation and disposal of regulated materials, such as oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these matters.

Compliance with these regulations and other regulatory initiatives, or any other new environmental laws, regulations and executive actions could impact our customers, increase the costs associated with our business or reduce demand for our services, any of which could have a material adverse effect on our business, results of operations and financial condition.

Fuel conservation measures could reduce demand for oil and natural gas which would in turn reduce the demand for our systems and services.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, and biofuels) could reduce demand for hydrocarbons and therefore for our systems and services, which would lead to a reduction in our revenues.

Our and our customers' operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation, and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our E&P customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Endangered Species Act, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal Endangered Species Act and comparable state laws were established to protect endangered and threatened species. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations”. The designation of previously unidentified endangered or threatened species could indirectly cause our customers to incur additional costs, cause our or our oil and natural gas E&P customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

Solaris Inc. is a holding company and has no material assets other than its equity interest in Solaris LLC. Solaris Inc. has no independent means of generating revenue. To the extent that Solaris Inc. needs funds, including making payments under the Tax Receivable Agreement, and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the 2019 Credit Agreement or any future financing arrangements, or are otherwise unable to provide such funds, Solaris Inc.’s liquidity and financial condition could be materially adversely affected.

Our stock price could be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors outside of our control, including public reaction to our releases and filings, actions by our competitors and actions by our stockholders. Additionally, if our results fail to meet analyst expectations or if analysts cease coverage of our Company, fail to publish reports on us regularly, or downgrade our Class A common stock, our stock price or trading volume could decline. Volatility in the market price of our Class A common stock may prevent you from being able to sell your Class A common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

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

We declared our first dividend to Class A stockholders in the fourth quarter of 2018 and have continued to declare dividends on a quarterly basis. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report. We are not required to declare future dividends and holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.

Our principal stockholders collectively hold a significant amount of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) own a substantial majority of our Class B common stock, which represents approximately 35% of our combined economic interest and voting power.

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

In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

●	permits such Designated Parties to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

●	provides that if such Designated Parties, or any employee, partner, member, manager, officer or director of such Designated Parties who is also one of our directors, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

The Designated Parties may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, the Designated Parties may dispose of oil and natural gas service assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to the Designated Parties could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours or become more expensive for us to pursue.

Certain of our directors, including our Chairman and Chief Executive Officer, have significant duties with, and spend significant time serving, entities that may or may not compete with us and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. These executive officers and directors may have conflicts of interest in allocating their time between these entities or whether to present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include, among other things: a staggered, or classified, board of directors; permitting the majority of directors then in office, even if less than a majority, the right to fill vacancies; restricting the ability of stockholders to act by written consent or call special meetings of stockholders; supermajority requirements (75%) to remove directors from office; prohibitions on cumulative voting of directors; advance notice requirements for stockholders proposals; and express power to our board of directors to adopt, or alter or repeal our bylaws.

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

In connection with the closing of the IPO, Solaris Inc. entered into a Tax Receivable Agreement with the TRA Holders (as defined herein). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the initial public offering as a result of certain increases in tax basis and certain benefit attributable to imputed interest. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. For additional information, see “Payables Related to the Tax Receivable Agreement” inNote 10. “Income Taxes” and Note. 13 “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary

Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.

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

If we experience a change of control (as defined in the Tax Receivable Agreement), which includes certain mergers, asset sales and other forms of business combinations, or the Tax Receivable Agreement terminates early, we would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate of one year London Interbank Offered Rate (“LIBOR”) plus 100 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) Solaris Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to currently utilize any accumulated net operating loss carryforwards) and (ii) any Solaris LLC Units (other than those held by Solaris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. If we experience a change of control, such potential termination payment could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control.

For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $87.6 million (calculated using a discount rate equal to one year LIBOR plus 100 basis points, applied against an undiscounted liability of $93.1 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2020). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

Additionally, holders of our Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, Solaris Inc.’s payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued

interest in Solaris Inc. or Solaris LLC. Accordingly, the TRA Holders' interests may conflict with those of the holders of our Class A common stock.

Finally, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act and related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses.

Furthermore, while we must comply with Section 404 of the Sarbanes-Oxley Act, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending December 31, 2022. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to internal controls, accounting standards and disclosure about our executive compensation, that apply to other public companies.

Under Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. If material weaknesses are discovered in the future, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results. As a result, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions, including delisting from the NYSE.

Additionally, for as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (ii) provide certain disclosures regarding executive compensation required of larger public companies; or (iii) hold nonbinding advisory votes on executive compensation.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Our principal properties are described in Item 1. “Business” under the caption “—Our Properties.”

Item 3.       Legal Proceedings

Disclosure concerning legal proceedings is incorporated by reference to “Part II. Item 8. “Financial Statements and Supplementary Data—Note 3. Legal Proceedings” in this Annual Report.

Item 4.      Mine Safety Disclosures

Not applicable.

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Class A common stock trade on the NYSE under the symbol “SOI.”

As of February 18, 2021, we had approximately 6 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 18, 2021, we had 16 holders of record of our Class B common stock.

Dividend Policy

The Company paid quarterly cash dividends of $0.105 per share of Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our 2019 Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Oilfield Service Index since May 12, 2017, the first day our Class A common stock traded on the NYSE.

The graph assumes $100 was invested in our common stock on May 12, 2017 and in each of the indexes and further assumes the reinvestment of dividends. We elected to include the Oilfield Service Index as our published industry or line-of-business index as we believe it is an appropriate benchmark for our line of business/industry.

225
200
175
150
125
100
75
50
25
0
S&P 500
SOI
OSX
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Jan-19
Feb-19
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sep-19
Oct-19
Nov-19
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
SOI
S&P 500
OSX

Source: Bloomberg. Assumes dividend reinvestment on pay date.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2020 and the average price paid per share:

				Total Number of	Maximum Dollar
				Shares Purchased as	Value of Shares
	Total Number of		Average Price	Part of Publicly	that May Yet be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan (1)	the Plan (1)
January 1 - January 31	438,253	(2)	$12.97	431,692	$16,150,515
February 1 - February 28	1,010,200		12.05	1,010,200	3,974,807
March 1 - March 31	969,308	(2)	9.65	375,000	—
April 1 - April 30	1,944	(3)	5.27	—	—
May 1 - May 31	16,483	(3)	5.63	—	—
June 1 - June 30	782	(3)	8.39	—	—
July 1 - July 31	2,258	(3)	7.12	—	—
August 1 - August 31	23,550	(3)	7.53	—	—
September 1 - September 30	—		—	—	—
October 1 - October 31	—		—	—	—
November 1 - November 30	358	(3)	6.53	—	—
December 1 - December 31	—		—	—	—
Total	2,463,136		$11.17	1,816,892	$—

(1)	In December 2019, our Board of Directors authorized and announced the repurchase of up to $25 million of our Class A common stock, which was completed in March 2020.
(2)	Includes 6,561 and 37,108 shares of Class A common stock withheld for the payment of withholding taxes upon the exercise of options and the vesting of restricted stock in January and March, respectively, as well as $5 million of our Class A common stock purchased in March pursuant to Rule 10b-18.
(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Sales of Unregistered Equity Securities

None.

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

The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to

Consolidated Financial Statements in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 8. “Financial Statements and Supplementary Data.”

	Year ended
	December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share and operating data)

Statement of Operations Data:
Total revenue	$102,976	$241,687	$197,196	$67,395	$18,157
Total operating costs and expenses (1)	162,876	133,757	97,909	41,934	15,296
Total other income (expense)	(162)	(634)	(374)	22,925	(15)
Income (loss) before income tax expense	(60,062)	107,296	98,913	48,386	2,846
Provision for income taxes	8,969	(16,936)	(12,961)	(33,709)	(43)
Net income (loss)	$(51,093)	$90,360	$85,952	$14,677	$2,803
Less: net (income) loss related to Solaris LLC	—	—	—	(3,665)	(2,803)
Less: net income (loss) related to non-controlling interests	21,752	(38,353)	(43,521)	(15,186)	—
Net income (loss) attributable to Solaris Inc.	$(29,341)	$52,007	$42,431	$(4,174)	$—
Earnings (loss) per share of Class A common stock—basic (2)	$(1.03)	$1.69	$1.60	$(0.34)	$—
Earnings (loss) per share of Class A common stock—diluted (2)	$(1.03)	$1.69	$1.59	$(0.34)	$—
Distribution per unit and dividend per share paid to Solaris LLC unitholders and Class A common shareholders	$0.420	$0.405	$0.100	$—	$—
Basic weighted-average shares of Class A common stock outstanding (2)	28,915	30,141	25,678	12,117	—
Diluted weighted-average shares of Class A common stock outstanding (2)	28,915	30,185	25,829	12,117	—
Balance Sheet Data (at period end):
Cash	$60,366	$66,882	$25,057	$63,421	$3,568
Property, plant and equipment, net	245,884	306,583	296,538	151,163	54,350
Total assets	411,896	505,072	458,607	299,743	77,236
Long-term debt (including current portion)	—	—	13,628	212	3,041
Total liabilities	96,417	95,414	117,729	45,500	5,890
Total liabilities, stockholders' and members’ equity	411,896	505,072	458,607	299,743	77,236
Cash Flow Statement Data:
Net cash provided by operating activities	$43,853	$114,871	$116,365	$26,729	$4,521
Net cash used in investing activities	(3,775)	(34,002)	(160,545)	(98,984)	(10,935)
Net cash provided by (used in) financing activities	(46,594)	(39,044)	5,816	132,108	3,059
Other Data:
Adjusted EBITDA (3)	$25,591	$113,413	$122,835	$39,923	$6,788
Fully utilized systems (4)	45	110	111	46	16
(1)	Total operating costs and expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share and operating data)
Cost of system rental	$21	$34	$6	$—	$—
Cost of system services	412	262	191	—	—
Cost of transloading services	15	13	3	—	—
Selling, general and administrative	4,287	4,167	3,661	3,701	127
Stock-based compensation expense	$4,735	$4,476	$3,861	$3,701	$127

(2)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the May 17, 2017 IPO.

(3)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Non-GAAP Financial Measures."

(4)	The fully utilized system count is calculated as the total number of revenue days divided by the number of days in the period.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

We design and manufacture specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers to drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant and patent-pending chemical management systems that unload, store and deliver proppant and chemicals used in the hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States.

Our service fleet currently consists of 165 mobile proppant management systems, 14 mobile chemical management systems and three mobile water management systems.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

During 2020, changing market expectations around the COVID-19 global economic impact drove extreme volatility in oil and gas commodity prices and activity. WTI oil prices fell from $60 per barrel to under $20 per barrel during the second quarter and recovered throughout the course of 2020. The Baker Hughes US Land rig count decreased 55% to 417 average rigs in 2020 from 920 average rigs in 2019. This compares to a 59% decline to an average of 45 fully utilized mobile proppant systems rented during 2020 compared to 2019.

The Baker Hughes US Land rig count bottomed at 231 rigs in the third quarter of 2020, down 70% from its prior recent peak, and recovered 45% to 331 rigs by year end. Since the start of 2021, the Baker Hughes US Land rig count has increased another 14% to 380 rigs and WTI oil prices have recovered to pre-pandemic levels. Absent significant changes in market share, we would expect our activity to follow the general trends of the US land drilling and completion activity. Further recovery in oil and gas prices and activity will depend on multiple factors, including the ultimate pace of economic recovery, the success of COVID-19 vaccine rollouts, potential regulatory changes and the resulting supply-demand balance in oil and gas. We expect continued financial discipline from most public operators despite near-term fluctuations in commodity prices as they continue prioritizing balance sheets and dividends in additional to recent merger and acquisition activity.

During 2020, we reduced our capital expenditures to under $5 million compared to approximately $35 million in 2019. For full year 2021, we expect our capital spending to be in the range of $5 to $10 million.

How We Generate Revenue

We generate the majority of our revenue by providing sand storge equipment and services and logistics services, including transportation of proppant to the well site, transportation of our systems field supervision and support under a variety of contract structures, primarily master service agreements as supplemented by individual work orders detailing statements of work, pricing agreements and specific quotes. Our systems and services provided to customers are generally priced based on prevailing market conditions at the time the services are provided, giving consideration to the specific requirements and activity levels of the customer.

At our transload facility in Oklahoma (the “Kingfisher Facility”), we generally charge our customers a throughput fee for rail-to-truck transloading and high-efficiency sand silo storage and transloading services. We also earn fees for storing railcars at the facility.

Finally, we generate revenue through our Railtronix® inventory management software. We generally charge our customers a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck at either a transload facility or mine.

Costs of Conducting Our Business

The principal costs associated with operating our business are direct costs of personnel, costs of maintaining our equipment, facilities and software, insurance and property taxes related to our equipment, transportation costs to move our equipment and proppant to the well site, general and administrative expenses, and depreciation and amortization. A large portion of the costs we incur in our business are variable based on the requirements of our equipment and services provided to our customers. We manage the level of our fixed costs, except depreciation and amortization, based on several factors, including industry conditions and expected demand for our equipment and services.

How We Evaluate Our Operations

We use a variety of qualitative, operational and financial metrics to assess our performance. Among other measures, management considers revenue, fully utilized system count, tons transloaded, EBITDA and Adjusted EBITDA.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)

Revenue
System rental	$52,171	$142,022	$(89,851)
System services	48,625	63,871	(15,246)
Transloading services	1,250	34,105	(32,855)
Inventory software services	930	1,689	(759)
Total revenue	102,976	241,687	(138,711)
Operating costs and expenses:
Cost of system rental (excluding $24,175 and $22,389 of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively, shown separately)	5,501	9,707	(4,206)
Cost of system services (excluding $971 and $1,548 of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively, shown separately)	58,767	74,749	(15,982)
Cost of transloading services (excluding $411 and $1,643 of depreciation and amortization for the year ended December 31, 2020 and 2019, shown separately)	1,040	2,601	(1,561)
Cost of inventory software services (excluding $772 and $772 of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively, shown separately)	456	604	(148)
Depreciation and amortization	27,021	26,925	96
Selling, general and administrative (excluding $692 and $573 of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively, shown separately)	16,481	18,586	(2,105)
Impairment losses	47,828	—	47,828
Other operating expenses	5,782	585	5,197
Total operating costs and expenses	162,876	133,757	29,119
Operating income (loss)	(59,900)	107,930	(167,830)
Interest expense, net	(162)	(634)	472
Total other expense	(162)	(634)	472
Income (loss) before income tax expense	(60,062)	107,296	(167,358)
Benefit (provision) for income taxes	8,969	(16,936)	25,905
Net income (loss)	(51,093)	90,360	(141,453)
Less: net (income) loss related to non-controlling interests	21,752	(38,353)	60,105
Net income (loss) attributable to Solaris	$(29,341)	$52,007	$(81,348)

System Rental

System rental revenue decreased $89.9 million, or 63%, to $52.2 million for the year ended December 31, 2020 compared to $142.0 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in mobile proppant systems on a fully utilized basis, due to severe contraction in oil company completion activities that occurred in response to global oil market volatility, including the impact of COVID-19.

Cost of system rental decreased $4.2 million, or 43%, to $5.5 million for the year ended December 31, 2020 compared to $9.7 million for the year ended December 31, 2019, excluding depreciation and amortization expense. Cost of system rental decreased primarily due to a decrease in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system rental revenue was 11% and 7% for the year ended December 31, 2020 and 2019, respectively.

System Services

System services revenue decreased $15.2 million, or 24%, to $48.6 million for the year ended December 31, 2020 compared to $63.9 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in mobile proppant systems on a fully utilized basis, which was offset by an increase in services provided to coordinate proppant delivered into our systems.

Cost of system services decreased $16.0 million, or 21%, to $58.8 million for the year ended December 31, 2020 compared to $74.7 million for the year ended December 31, 2019, excluding depreciation and amortization expense. Cost of system services decreased due to lower field support activity and third-party trucking services required to support fewer fully utilized systems, which was offset by an increase in services provided to coordinate proppant delivered to systems. Cost of system services as a percentage of system services revenue was 121% and 117% for the year ended December 31, 2020 and 2019, respectively.

Transloading Services

Transloading services revenue decreased $32.9 million, or 96%, to $1.3 million for the year ended December 31, 2020 compared to $34.1 million for the year ended December 31, 2019. This decrease was primarily due to recognition of $27.1 million of deferred revenue in the year ended December 31, 2019 related to contract termination payments. The remaining decrease in revenues, as well as the decrease in Cost of transloading services, is related to a reduction in transloading and storage activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.1 million, or 11%, to $16.5 million for the year ended December 31, 2020 compared to $18.6 million for the year ended December 31, 2019, excluding depreciation and amortization. The decrease is due primarily to cost cutting measures, including headcount, salary and support cost reductions, in response to the reduction in industry activity, including the impact of COVID-19.

Impairment Losses

As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to certain actions by oil producers globally, which have been exacerbated by COVID-19, and the expected impact on our business, results of operations and earnings, we recorded impairment losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, right of use assets, and inventories and other assets, respectively, in the year ended December 31, 2020.

Other Operating Expenses

Other operating expenses increased $5.2 million, or 888% to $5.8 million for the year ended December 31, 2020 compared to the $0.6 million for the year ended December 31, 2019. Other operating expenses in the year ended December 31, 2020 primarily relate to credit losses, loss on disposal of assets, severance costs and the write off of prepaid purchase orders that were not fulfilled. Other operating expenses in the year ended December 31, 2019 primarily relate to $0.5 million loss on disposal of assets.

Provision for Income Taxes

During the year ended December 31, 2020, we recognized a combined United States federal and state benefit for income taxes of $9.0 million, an increase of $25.9 million as compared to the $16.9 million income tax expense we recognized during the year ended December 31, 2019. This change was attributable to lower operating income. The effective combined United States federal and state income tax rates were 14.9% and 15.8% for the year ended December 31, 2020 and 2019, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for an analysis of our results of operation and financial condition as reported in accordance with accounting standards generally accepted in the United States (“GAAP”). Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Year ended
	December 31,
	2020	2019	Change

	(in thousands)

Net income (loss)	$(51,093)	$90,360	$(141,453)
Depreciation and amortization	27,021	26,925	96
Interest expense, net	162	634	(472)
Income taxes (1)	(8,969)	16,936	(25,905)
EBITDA	$(32,879)	$134,855	$(167,734)
Stock-based compensation expense (2)	4,735	4,476	259
Loss on disposal of assets	1,428	463	965
Impairment loss	47,828	—	47,828
Severance	547	229	318
Credit losses	2,728	—	2,728
Other write-offs (3)	601	528	73
Transaction costs (4)	603	—	603
Transload contract termination (5)	—	(27,138)	27,138
Adjusted EBITDA	$25,591	$113,413	$(87,822)
(1)	Federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards of $4.7 million and $4.5 million in the years ended December 31, 2020 and 2019, respectively.
(3)	Write-off of prepaid and cancelled purchase orders in the year ended December 31, 2020 and unamortized debt issuance costs in the year ended December 30, 2019 when the Amended and Restated Credit Agreement, dated as of January 19, 2018, was replaced in its entirety by the 2019 Credit Agreement.

(4)	Costs related to the pursuit of acquisitions.
(5)	Deferred revenue related to full termination of a sand storage and transloading agreement.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019: EBITDA and Adjusted EBITDA

EBITDA decreased $167.7 million to ($32.9) million for the year ended December 31, 2020 compared to $134.9 million for the year ended December 31, 2019. Adjusted EBITDA decreased $87.8 million to $25.6 million for the year ended December 31, 2020 compared to $113.4 million for the year ended December 31, 2019. The decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and a November 2017 offering. Our primary uses of capital have been to fund ongoing operations, capital expenditures to support organic growth, including our fleet development and related maintenance and fleet upgrades, repurchase shares of Class A common stock in the open market, and pay dividends. Although no assurance can be given, depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

As of December 31, 2020, cash and cash equivalents totaled $60.4 million. We have no borrowings outstanding under our 2019 Credit Agreement and have $50.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2020	2019	2020 vs. 2019

	(in thousands)
Net cash provided by operating activities	$43,853	$114,871	$(71,018)
Net cash used in investing activities	(3,775)	(34,002)	30,227
Net cash used in financing activities	(46,594)	(39,044)	(7,550)
Net change in cash	$(6,516)	$41,825	$(48,341)

Analysis of Cash Flow Changes for Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Operating Activities. Net cash provided by operating activities was $43.9 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $114.9 million for the year ended December 31, 2019. The decrease of $71.0 million in operating cash flow was primarily attributable to lower revenues and changes in working capital.

Investing Activities. Net cash used in investing activities was $3.8 million for the year ended December 31, 2020, compared to $34.0 million for the year ended December 31, 2019. The decrease in investing activities of $30.2 million is primarily due to a decrease in the manufacturing rate of new proppant systems. Investing activities for the year ended December 31, 2020 include system enhancements offset by the sale of assets. Investing activities for the year ended December 31, 2019 primarily include $34.9 million of capital expenditures related to manufacturing new systems.

Financing Activities. Net cash used in financing activities of $46.6 million for the year ended December 31, 2020, was primarily related to $26.7 million of share repurchases and quarterly distributions and dividends of $19.0 million. Net cash used in financing activities of $39.0 million for the year ended December 31, 2019 was primarily related to quarterly distributions and dividends of $19.3 million, $13.0 million to repay borrowings under the 2019 Credit Agreement, $3.2 million of share repurchases and $2.5 million for payments under insurance premium financing.

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

As of December 31, 2020, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0 million and we were in compliance with all covenants.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2020.

	For the Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total

	(in thousands)
Operating lease obligations (1)	$1,138	$1,169	$1,165	$1,109	$966	$7,389	$12,936
Finance lease obligations (2)	33	33	33	33	5	—	137
Commitment fees on Revolving Loan (3)	125	40	—	—	—	—	165
Purchase commitments (4)	1,136	—	—	—	—	—	1,136
Other commitments	255	37	2	—			294
Total	$2,687	$1,279	$1,200	$1,142	$971	$7,389	14,668
(1)	Operating lease obligations are related to our 30-year land lease with the State of Oklahoma related to the Company's Kingfisher Facility, as well as other office, land and equipment leases.
(2)	Finance lease obligations are related to our finance lease of a building at our Early Facility.
(3)	Commitment fees on our Revolving Loan were calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.25%. See “Debt Agreements - Senior Secured Credit Facility” above for interest requirements per the 2019 Credit Agreement.
(4)	Purchase commitments primarily relate to our agreement with our suppliers for material and parts purchases to be used in the manufacturing of our systems. The purchase commitments represent open purchase orders to our suppliers.

As of December 31, 2020, our liability under the Tax Receivable Agreement was $68.7 million, representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2020 we recognized a combined United States federal and state benefit for income taxes of $9.0 million. For the year ended December 31, 2019 we recognized an income tax expense of $16.9 million. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2020 and 2019, we had $59.8 million and $51.4 million of deferred tax assets, respectively.

See Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” for additional information.

Tax Receivable Agreement

As described in Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data”, Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the calculated net cash savings in United States federal, state and local income tax and franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability relating to the Tax Receivable Agreement. The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies.

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

Revenue Recognition

Our revenue is derived from short-term contracts and consists of fees charged to customers for the use of our patented mobile proppant management systems and patent-pending mobile chemical management systems, for services including field supervision, mobilization and transportation of our systems, for support and services coordinating proppant delivery to our systems, for transloading services and for inventory software services, each of which are considered to be separate performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at either a point in time or over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance obligation, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. Contracts with customers are typically on thirty- to sixty-day payment terms.

See Note 2. “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding revenue recognition.

Value of Long-Lived Assets, Definite-Lived Intangible Assets and Goodwill

We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We conduct impairment tests on goodwill annually, on October 31, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Key estimates relate to the fair value and recoverability of carrying values of long-lived assets, definite-lived intangible assets and goodwill. These estimates include management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets, a discount rate based on our weighted average cost of capital, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. Impairment assessments also incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic and actual results could materially differ from the estimated assumptions utilized in our forecasts.

See Note 2. “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” under Item 8. “Financial Statements and Supplementary Data” for impairments and other charges recorded during the year ended December 31, 2020. If market conditions further deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record additional impairments of the carrying value of our long-lived assets, definite-lived intangible assets or goodwill in the future which could have a material adverse impact on our operating results.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” under Item 8. “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long lived assets and long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. Please see Part I, Item 1A. “Risk Factors” for more information regarding market risks.

Commodity Price Risk

The market for our services is indirectly exposed to fluctuations in the price of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the 2019 Credit Agreement. As of December 31, 2020, however, we had no outstanding borrowings under our 2019 Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2020, four customers collectively accounted for 42% of our total accounts receivable. A concentration of counterparties operating in the oil and natural gas industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, our gross profit and cash flows may be adversely affected. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 23, 2021

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$60,366	$66,882
Accounts receivable, net of allowances of $1,099 and $339, respectively	18,243	38,554
Prepaid expenses and other current assets	2,169	5,002
Inventories	954	7,144
Total current assets	81,732	117,582
Property, plant and equipment, net	245,884	306,583
Non-current inventories	3,318	—
Operating lease right-of-use assets	4,708	7,871
Goodwill	13,004	17,236
Intangible assets, net	2,982	3,761
Deferred tax assets, net	59,805	51,414
Other assets	463	625
Total assets	$411,896	$505,072
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,863	$3,824
Accrued liabilities	11,986	14,447
Current portion of payables related to Tax Receivable Agreement	606	1,416
Current portion of operating lease liabilities	647	596
Current portion of finance lease liabilities	30	30
Other current liabilities	75	74
Total current liabilities	20,207	20,387
Operating lease liabilities, net of current	7,419	7,855
Finance lease liabilities, net of current	100	130
Payables related to Tax Receivable Agreement	68,097	66,582
Other long-term liabilities	594	460
Total liabilities	96,417	95,414
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized and 28,943 shares issued and outstanding as of December 31, 2020 and 30,928 issued and 30,765 outstanding as of December 31, 2019	290	308
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,685 shares issued and outstanding as of December 31, 2020 and 15,939 shares issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	180,415	191,843
Retained earnings	20,549	74,222
Treasury stock (at cost), 163 shares as of December 31, 2019	—	(2,526)
Total stockholders' equity attributable to Solaris	201,254	263,847
Non-controlling interest	114,225	145,811
Total stockholders' equity	315,479	409,658
Total liabilities and stockholders' equity	$411,896	$505,072

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amount)

	For the Years
	Ended December 31,
	2020	2019	2018

Revenue:
System rental	$52,171	$142,022	$143,646
System services	48,625	63,871	43,010
Transloading services	1,250	34,105	8,083
Inventory software services	930	1,689	2,457
Total revenue	102,976	241,687	197,196

Operating costs and expenses:
Cost of system rental (excluding $24,175, $22,389 and $14,920 of depreciation and amortization for the years ended December 31, 2020, 2019 and 2018, respectively, shown separately) (1)	5,501	9,707	7,230
Cost of system services (excluding $971, $1,548 and $1,274 of depreciation and amortization for the years ended December 31, 2020, 2019 and 2018, respectively, shown separately) (1)	58,767	74,749	50,633
Cost of transloading services (excluding $411, $1,643 and $954 of depreciation and amortization for the year ended December 31, 2020, 2019, and 2018, shown separately) (1)	1,040	2,601	2,242
Cost of inventory software services (excluding $772, $772 and $794 of depreciation and amortization for the years ended December 31, 2020, 2019 and 2018, respectively, shown separately)	456	604	797
Depreciation and amortization	27,021	26,925	18,422
Selling, general and administrative (excluding $692, $573 and $480 of depreciation and amortization for the years ended December 31, 2020, 2019 and 2018, respectively, shown separately) (1)	16,481	18,586	16,758
Impairment losses	47,828	—	—
Other operating expenses	5,782	585	1,827
Total operating costs and expenses	162,876	133,757	97,909
Operating income (loss)	(59,900)	107,930	99,287
Interest expense, net	(162)	(634)	(374)
Total other income (expense)	(162)	(634)	(374)
Income (loss) before income tax expense	(60,062)	107,296	98,913
(Provision) benefit for income taxes	8,969	(16,936)	(12,961)
Net income (loss)	(51,093)	90,360	85,952
Less: net (income) loss related to non-controlling interests	21,752	(38,353)	(43,521)
Net income (loss) attributable to Solaris	$(29,341)	$52,007	$42,431

Earnings (loss) per share of Class A common stock - basic	$(1.03)	$1.69	$1.60
Earnings (loss) per share of Class A common stock - diluted	$(1.03)	$1.69	$1.59

Basic weighted-average shares of Class A common stock outstanding	28,915	30,141	25,678
Diluted weighted-average shares of Class A common stock outstanding	28,915	30,185	25,829

(1) The consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$21	$34	$6
Cost of system services	412	262	191
Cost of transloading services	15	13	3
Selling, general and administrative	4,287	4,167	3,661
Stock-based compensation expense	$4,735	$4,476	$3,861

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional	Retained			Non-	Total
	Common Stock		Common Stock		Paid-in	Earnings	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2018	19,010	$190	26,811	$—	$117,638	$(4,174)	16	$(261)	$140,850	$254,243
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	7,184	72	(7,184)	—	39,558	—	—	—	(39,630)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	649	—	—	—	—	649
Stock option exercises	327	3	—	—	1,530	—	1	(9)	(592)	932
Stock-based compensation	—	—	—	—	2,609	—	—	—	2,292	4,901
Vesting of restricted stock	570	6	—	—	2,042	—	74	(1,144)	(2,050)	(1,146)
Other	—	—	—	—	60	—	—	—	—	60
Solaris LLC distribution paid to Solaris LLC unitholders at $0.10 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Dividends paid ($0.10 per share of Class A common stock)	—	—	—	—	—	(2,750)	—	—	—	(2,750)
Net income	—	—	—	—	—	42,431	—	—	43,521	85,952
Balance at December 31, 2018	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation (Refer to Note 2)	—	—	—	—	186	(532)	—	—	(186)	(532)
Share repurchases	(252)	(2)	—	—	(2,916)	—	—	—	(331)	(3,249)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,687	36	(3,687)	—	28,496	—	—	—	(28,532)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(2,383)	—	—	—	—	(2,383)
Stock option exercises	76	1	—	—	649	—	28	(427)	(356)	(133)
Stock-based compensation	—	—	—	—	3,030	—	—	—	1,633	4,663
Vesting of restricted stock	163	2	—	—	695	—	44	(685)	(698)	(686)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.405 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(6,500)	(6,500)
Dividends paid ($0.405 per share of Class A common stock)	—	—	—	—	—	(12,760)	—	—	—	(12,760)
Net income	—	—	—	—	—	52,007	—	—	38,353	90,360
Balance at December 31, 2019	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,712)	(26,717)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	255	4	(255)	—	2,023	—	—	—	(2,027)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,485)	—	—	—	—	(1,485)
Stock option exercises	16	—	—	—	101	—	7	(80)	(25)	(4)
Stock-based compensation	—	—	—	—	3,216	—	—	—	1,775	4,991
Vesting of restricted stock	326	2	—	—	956	—	37	(373)	(958)	(373)
Cancelled shares withheld for taxes from RSU vesting	(45)	—	—	—	(156)	(32)	—	—	(102)	(290)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(6,635)	(6,635)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(12,391)	—	—	—	(12,391)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979		—
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	(32)	—	—	—	(150)	(182)
Net income (loss)	—	—	—	—	—	(29,341)	—	—	(21,752)	(51,093)
Balance at December 31, 2020	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$(51,093)	$90,360	$85,952
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,021	26,925	18,422
Impairments	47,828	—	—
Loss on disposal of asset	1,428	261	318
Stock-based compensation	4,735	4,475	3,861
Amortization of debt issuance costs	176	753	296
Allowance for credit losses	2,910	339	—
Write-off of deposit	—	202	—
Deferred income tax expense	(9,153)	16,122	12,277
Other	(193)	(150)	620
Changes in assets and liabilities:
Accounts receivable	17,400	853	(26,766)
Prepaid expenses and other assets	2,423	2,332	(686)
Inventories	(235)	(2,744)	(10,470)
Accounts payable	3,051	(3,582)	4,469
Accrued liabilities	(2,445)	4,183	2,614
Deferred revenue	—	(25,458)	25,458
Net cash provided by operating activities	43,853	114,871	116,365
Cash flows from investing activities:
Investment in property, plant and equipment	(4,661)	(34,852)	(161,079)
Cash received from insurance proceeds	100	618	540
Proceeds from disposal of assets	786	232	—
Investment in intangible assets	—	—	(6)
Net cash used in investing activities	(3,775)	(34,002)	(160,545)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(19,026)	(19,260)	(4,713)
Share and unit repurchases	(26,717)	(3,249)	—
Payments under finance leases	(35)	(35)	(28)
Payments under insurance premium financing	—	(2,485)	(1,275)
Proceeds from stock option exercises	64	294	932
Cancelled shares withheld for taxes from RSU vesting	(276)	—	—
Payments related to purchase of treasury stock	(454)	(1,112)	(1,146)
Proceeds from borrowings under the senior secured credit facility	—	—	13,000
Repayment of senior secured credit facility	—	(13,000)	—
Payments related to debt issuance costs	—	(197)	(1,014)
Distribution to Solaris LLC unitholder for income tax withholding	(150)	—	—
Other	—	—	60
Net cash provided by (used in) financing activities	(46,594)	(39,044)	5,816

Net (decrease) increase in cash and cash equivalents	(6,516)	41,825	(38,364)
Cash and cash equivalents at beginning of period	66,882	25,057	63,421
Cash and cash equivalents at end of period	$60,366	$66,882	$25,057

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$613	$735	$688
Capitalized stock based compensation	255	189	110
Property and equipment additions incurred but not paid at period-end	172	82	3,909
Property, plant and equipment additions transferred from inventory	358	5,882	7,532
Financing:
Insurance premium financing	—	1,869	1,552
Cash paid for:
Interest	282	275	281
Income taxes	796	663	314

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands)

1.        Organization and Background of Business

Description of Business

We design and manufacture specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies and reduce costs during the completion phase of well development. Our equipment and services are deployed in most of the active oil and natural gas basins in the United States.

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

COVID-19 and Global Economic and Market Conditions

The novel strain of coronavirus ("COVID-19") has caused, and continues to cause, severe disruptions to the U.S. and global economies, including the oil and gas industry and the demand for our products and services.

The degree to which COVID-19 and related events outside of our control adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the timing, extent, trajectory and duration of the COVID-19 pandemic, the development, availability and administration of effective treatments and vaccines and the impact of the pandemic on the global economy and any subsequent recovery of normal economic and operating conditions.

While we expect these matters discussed above will continue to disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates relate to stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment, net realizable value of inventory, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for doubtful accounts. The Company accounts for credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), Financial Instruments – Credit Losses. The Company applied ASC Topic 326 to all trade receivables existing at or commencing after January 1, 2020. The adoption of ASC 326 on January 1, 2020, did not have an impact on our condensed consolidated financial statements.

Inventories

Inventories consist of materials used in the manufacturing and maintenance of the Company’s systems, which include raw materials which are stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2019 and 2018. The Company recognized a write down of the carrying value of inventory of $2,565 to its net realizable value during the year ended December 31, 2020.

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

Systems and equipment that are in the process of being manufactured are considered property, plant and equipment. However, the systems do not depreciate until they are fully completed. Systems in process are a culmination of material, labor and overhead.

Expenditures for maintenance and repairs are expensed as incurred. Betterments that increase the value or materially extend the life of the related assets are capitalized. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated financial statements and any resulting gain or loss is recognized in the consolidated statements of operations.

Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and Right of Use (“ROU”) Assets below for discussion of impairment triggers in the year ended December 31, 2020.

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $779, $779, and $801 for the years ended December 31, 2020, 2019 and 2018, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2020:
Customer relationships	$4,703	$(2,072)	$2,631
Software acquired in the acquisition of Railtronix	346	(152)	194
Non-competition agreement	225	(139)	86
Patents and other	114	(43)	71
Total identifiable intangibles	$5,388	$(2,406)	$2,982

As of December 31, 2019:
Customer relationships	$4,703	$(1,400)	$3,303
Software acquired in the acquisition of Railtronix	346	(103)	243
Non-competition agreement	225	(94)	131
Patents and other	114	(30)	84
Total identifiable intangibles	$5,388	$(1,627)	$3,761

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019. The Company applied ASC Topic 842 to all leases existing at or commencing after January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient to adopt the new lease requirements through a cumulative effect adjustment in the period of adoption and did not adjust comparative periods. As a result of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded operating ROU assets of $8,503, operating lease liabilities of $9,016 and a cumulative effect adjustment to retained earnings for operating leases of $532.

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

Refer to Impairment of Long-Lived Assets, Definite-lived Intangible Assets and ROU Assets below for discussion of impairment triggers in the year ended December 31, 2020.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2020, the Company reported $13,004 of goodwill related to the purchase of the silo manufacturing business from Loadcraft Industries Ltd. As of December 31, 2019, the Company reported $17,236 of goodwill related to the 2014 purchase of the silo manufacturing business from Loadcraft Industries Ltd. and the 2017 purchase of the assets of Railtronix, LLC. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments.

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

Due to the ongoing impact of the outbreak of COVID-19 and recent oil market developments on our business, we also updated our goodwill impairment assessment as of March 31, 2020. As of March 31, 2020, we estimated the fair value for each reporting unit using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company’s valuations which could result in additional impairment charges in the future.  The discount rates used to value the Company’s reporting units were between 10.35% and 13.00%.  As a result of the March 31, 2020 evaluation of goodwill, $4,231 of goodwill associated with the 2017 purchase of the assets of Railtronix was impaired.  The goodwill associated with the Loadcraft Industries Ltd. purchase was not impaired. An impairment charge would have resulted if our estimate of fair value was approximately 40% less than the amount determined. A qualitative approach was used for the annual evaluation of goodwill for impairment as of October 31, 2020 and no additional impairments were recognized. There was no impairment for the years ended December 31, 2019 and 2018.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets and ROU Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment.

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

As a result of recent volatility in global oil markets driven by significant reductions in demand for oil due to certain actions by oil producers globally, which have been exacerbated by COVID-19, and the expected impact on our business, results of operations and earnings, the Company concluded that such circumstances warranted an evaluation of whether indicators of impairment are present for its asset groups. Based on this evaluation, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows as of March 31, 2020.

The Company noted that the undiscounted future cash flows of our proppant management systems and inventory management software exceeded the carrying value of their respective asset groups and were thus deemed recoverable.  However, undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility were below their carrying values and the Company recognized impairment losses of $37,775, $2,845 and $410 for property, plant and equipment, ROU assets and other receivables, respectively, during the year ended December 31, 2020. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings, including impacts resulting from continued volatility in global oil markets and the COVID-19 pandemic. If these conditions persist for an extended period of time, additional impairment losses may be recognized.

Given the inherent uncertainty in determining the assumptions underlying both undiscounted and discounted cash flow analyses, particularly in the current volatile market, actual results may differ which could result in additional impairment charges. We estimated the fair value of the Kingfisher Facility using an income approach including a discounted cash flow analysis and the use of significant unobservable inputs representative of a Level 3 fair value measurement. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate.  The Company selected assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. The discount rates used to value the asset group were between 10.35% and 13.00%. Limited marketability for the asset groups exist in the current volatile market and the analysis resulted in a full impairment of the long-lived assets of the Kingfisher Facility.

There were no impairments for the years ended December 31, 2019 and 2018.

Revenue Recognition

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract using a residual approach based on relative standalone prices, and recognize the related revenue as each individual service is performed, in satisfaction of the corresponding performance obligations.

Revenues from system rental consist primarily of fixed monthly fees charged to customers for the use of our patented mobile proppant management systems that unload, store and deliver proppant and chemicals at oil and natural gas well sites which is considered to be our performance obligation. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are recognized over time as the performance obligations are satisfied under the terms of the customer contract. We determined that the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of services, typically as our systems are used by the customer. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We typically charge our customers for the use of our systems on a monthly basis.

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

Revenues from transloading services consist primarily of the fees charged to customers for transloading and storage of proppant or railcars at our transloading facility, which is considered to be our performance obligation. We provide rail-to-truck transloading, high-efficiency sand silo storage and transloading services, and railcar storage at the facility. Contracts with customers are typically on thirty- to sixty-day payment terms. Revenues are typically recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance of the transloading service based on a throughput fee per ton rate for proppant delivered to and transloaded or fixed railcar storage fees at the facility. We measure progress based on the proppant delivered and transloaded or railcars stored at the facility. Under our agreements at the facility, quarterly minimum throughput volumes are required and the Company is entitled to short fall payments if such minimum quarterly contractual obligations are not maintained. These shortfalls are based on fixed minimum volumes at a fixed rate and are recognized over time as throughput volumes transloaded are below minimum throughput volumes required. The Company recorded $1,332 of shortfall revenue during the year ended December 31, 2019.

Revenues from inventory software services consist primarily of the fees charged to customers for the use of our Railtronix® inventory management software, which is considered to be our performance obligation. Revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the entity’s performance based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. For options to purchase Class A common stock, we have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the risk-free rate of return. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted.

Research and Development

The Company expenses research and development costs as incurred, which is included in selling, general and administrative expenses in the consolidated statements of operations. No research and development costs were incurred for the years ended December 31, 2020, 2019 and 2018.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes receivable, accounts payable and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of a revolving credit facility and term loans, for which fair value approximates carrying value as the debt bears interest at a variable rate which is reflective of current rates otherwise available to the Company. As of December 31, 2020 and 2019, we had no borrowings under the 2019 Credit Agreement (as defined below) outstanding. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments other than allowance for credit losses described in Accounts Receivable and Allowance for Credit Losses.

Fair Value Measurements

The Company’s financial assets and liabilities, as well as other recurring and nonrecurring fair value measurements such as goodwill impairment and long lived assets impairment, are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

●	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
●	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2020, we recognized a combined United States federal and state benefit for income taxes of $8,969. For the years ended December 31, 2019 and 2018, we recognized income tax expense of $16,936 and $12,961, respectively.

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of events included in the condensed consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

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

Payable Related to the Tax Receivable Agreement

Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2020 and 2019, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $68,703 and $67,998, respectively, $606 and $1,416 of which has been recorded as a current liability. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the year ended December 31, 2020.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2020 and 2019, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

3. Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of December 31, 2020 and 2019 was $7,265 and $7,423, respectively.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. The related expense associated with the recognition of the allowance for credit losses was included in Other operating expense on our condensed consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are reflected as a write-off applied against the allowance for credit losses and occur when the financial condition of our customers deteriorate and result in an impairment of their ability to make payments, include the impact of customer bankruptcies.

The following activity related to our allowance for credit losses on customer receivables for the year ended December 31, 2020 and 2019 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2018	$—
Credit losses	339
Balance, December 31, 2019	$339
Credit losses	3,073
Adjustments	(163)
Less write-offs	(2,150)
Balance, December 31, 2020	$1,099

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other currents assets were comprised of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Prepaid purchase orders	$243	$1,055
Prepaid insurance	554	865
Deposits	77	1,245
Other assets	1,295	1,837
Prepaid expenses and other current assets	$2,169	$5,002

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Systems and related equipment	$299,413	$294,547
Systems in process	12,601	11,867
Transloading facility and equipment	—	40,272
Computer hardware and software	1,004	1,335
Machinery and equipment	5,272	5,214
Vehicles	3,591	7,633
Buildings	4,342	4,339
Land	612	612
Furniture and fixtures	348	284
Property, plant and equipment, gross	327,183	366,103
Less: accumulated depreciation	(81,299)	(59,520)
Property, plant and equipment, net	$245,884	$306,583

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2020 and 2019:

	2020	2019
Property, plant and equipment	$231	$47
Employee related expenses	4,300	4,129
Selling, general and administrative	1,236	1,016
Cost of revenue	4,272	5,062
Excise, franchise and sales taxes	1,813	2,526
Ad valorem taxes	107	1,598
Other	27	69
Accrued liabilities	$11,986	$14,447

7.        Leases

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

Solaris LLC leases property from the City of Early, Texas under an agreement classified as a finance lease. The lease expires on February 25, 2025. The finance lease obligation is payable in monthly installments including imputed interest. As of December 31, 2020 and 2019, the Company had property, plant and equipment under capital leases with a cost of $299 and $299, respectively, and accumulated depreciation of $128 and $105, respectively.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The components of lease expense were as follows:

	December 31, 2020	December 31, 2019
Operating lease cost (1) (2)	$1,022	$1,187

Finance lease cost
Amortization of ROU assets	30	29
Interest on lease liabilities	5	6
Total finance lease cost	$35	$35
(1)	Includes short term leases.
(2)	Operating lease costs of $741, $78 and $203 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2020, respectively. Operating lease costs of $741, $78 and $368 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2019, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$1,138	33
2022	1,169	33
2023	1,165	33
2024	1,109	33
2025	966	6
Thereafter	7,389	—
Total future minimum lease payments	12,936	138
Less: effects of discounting	(4,870)	(8)
Total lease liabilities	$8,066	$130

Supplemental cash flow information related to leases were as follows:

December 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,141
Financing cash flows from finance leases	35

Other information related to leases was as follows:

December 31,
2020
Weighted Average Remaining Lease Term
Operating leases	13.2 years
Finance leases	4.2 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

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

As of December 31, 2020, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50,000.

As of December 31, 2020 we were in compliance with all covenants in accordance with the 2019 Credit Agreement.

9.        Equity

Dividends

Solaris LLC paid distributions totaling $19,026 and $19,260 to all Solaris LLC unitholders in the years ended December 31, 2020 and 2019, respectively, of which $12,391 and $12,760 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock totaling $12,391 and $12,760 in the years ended December 31, 2020 and 2019, including $314 and $282 related to shares of restricted stock, respectively.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option, and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. During the year ended December 31, 2020, 22,421 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 6,561 shares were surrendered and cancelled. Cash received from option exercises for the year ended December 31, 2020 was $64. The actual tax expense realized for the tax deductions from option exercises totaled $18 for the year ended December 31, 2020. During the year ended December 31, 2019, 103,207 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 27,578 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2019 was $294. The actual tax expense realized for the tax deductions from option exercises totaled $33 for the year ended December 31, 2019. During the year ended December 31, 2018, 327,594 options were exercised in exchange for an equal number of shares of Class A common stock and a total of 539 shares were surrendered and recorded as treasury stock on the consolidated balance sheets. Cash received from option exercises for the year ended December 31, 2018 was $932. The actual tax expense realized for the tax deductions from option exercises totaled $128 for the year ended December 31, 2018. As of December 31, 2020, 544,706 options have been exercised, 33,350 forfeited and 13,205 remain outstanding.

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

For the years ended December 31, 2020, 2019 and 2018, the Company did not recognize stock-based compensation expense on options.

The following is a summary of the option activity under the LTIP for the years ended December 31, 2020, 2019 and 2018:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2018	466,431	$2.87	6.79	$8,648
Exercisable, January 1, 2018	466,431	$2.87	6.79	$8,648
Canceled	—	—		—
Granted	—	—		—
Exercised	(327,594)	2.87		—
Forfeited	—	—		—
Balance, December 31, 2018	138,837	$2.87	6.92	$1,280
Exercisable, December 31, 2018	138,837	$2.87	6.92	$1,280
Canceled	—	—		—
Granted	—	—		—
Exercised	(103,207)	2.87		—
Forfeited	(4)	2.87		—
Balance, December 31, 2019	35,626	$2.87	5.92	$397
Exercisable, December 31, 2019	35,626	$2.87	5.92	$397
Canceled	—	—		—
Granted	—	—		—
Exercised	(22,421)	2.87		—
Forfeited	—	2.87		—
Balance, December 31, 2020	13,205	$2.87	4.92	$70
Exercisable, December 31, 2020	13,205	$2.87	4.92	$70

As of December 31, 2020, the Company had no unvested options outstanding.

The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Unvested at January 1, 2018	1,218,265	$12.61
Awarded	88,664	16.92
Vested	(644,387)	12.58
Forfeited	(251,045)	12.49
Unvested at December 31, 2018	411,497	$13.67
Awarded	448,745	16.62
Vested	(208,697)	15.13
Forfeited	(24,294)	15.52
Unvested at December 31, 2019	627,251	$15.23
Awarded	536,301	9.72
Vested	(360,891)	14.48
Forfeited	(99,546)	13.14
Unvested at December 31, 2020	703,115	$12.33

As of December 31, 2020, total unrecognized compensation cost related to non-vested restricted stock was $5,698, which is expected to be recognized over a weighted-average period of 0.93 years. 344,164 shares, 254,209 shares, and 104,742 shares of restricted stock vest in 2021, 2022 and 2023, respectively.

The number of shares remaining available for future issuance under LTIP is 2,893,892.

Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December,
Basic net income (loss) per share:	2020	2019	2018
Numerator
Net income (loss) attributable to Solaris	$(29,341)	$52,007	$42,431
Less income attributable to participating securities (1)	(314)	(1,120)	(1,230)
Net income (loss) attributable to common stockholders	$(29,655)	$50,887	$41,201

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	28,915	30,141	25,678
Effect of dilutive securities:
Stock options (2)	—	44	151
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	28,915	30,185	25,829

Earnings (loss) per share of Class A common stock - basic	$(1.03)	$1.69	$1.60
Earnings (loss) per share of Class A common stock - diluted	$(1.03)	$1.69	$1.59
(1)	The Company's restricted shares of common stock are participating securities.
(2)	The years ended December 31, 2019 and 2018 include 44 and 151 shares of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2020	2019	2018
Class B common stock	15,842	16,688	20,727
Stock options	13	—	—
Restricted stock awards	38	320	412
Total	15,893	17,008	21,139

10.      Income Taxes

Income Tax (Benefit) Expense

The components of the income tax (benefit) expense are:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	184	814	684
	184	814	684
Deferred:
Federal	(8,166)	14,452	11,410
State	(987)	1,670	867
	(9,153)	16,122	12,277
Income tax (benefit) expense	$(8,969)	$16,936	$12,961

Income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$(60,062)	$107,296	$98,913
Less: net income (loss) before income taxes attributable to noncontrolling interest	(21,752)	38,353	43,521
Income (loss) attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	(38,310)	68,943	55,392
Income tax expense (benefit) at the federal statutory rate	(8,176)	14,548	11,632
State income taxes, net of federal benefit	(350)	1,740	1,373
Remeasurement of deferred taxes	(348)	—	—
Other	(95)	648	(44)
Income tax (benefit) expense	$(8,969)	$16,936	$12,961

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Assets:
Investments in subsidiaries	$13,686	$7,099
Imputed interest	1,594	1,587
Net operating loss carryforward	45,339	43,543
Total deferred tax assets	60,619	52,229
Liabilities:
Investments in subsidiaries	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset	$60,619	$52,229

As of December 31, 2020, the Company had approximately $203,870 of federal net operating loss carryovers and $57,976 of state net operating loss carryovers. $138,061 of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. State net operating loss carryovers will expire in varying amounts beginning in 2037.

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

Section 382 of the Internal Revenue Code of 1986, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carryovers and certain built-in losses recognized in years after the “ownership change.” An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating loss carryovers to offset taxable income earned after the ownership change. We do not believe the Section 382 annual limitation related to historical ownership changes impacts our ability to utilize our tax attributes.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic.  The CARES Act includes temporary changes to both income and non-income based tax laws.  For the year ended December 31, 2020 the impact of the CARES Act was immaterial to the Company’s tax provision.  However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2020.  Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2020 and 2019, the Company’s uncertain tax benefits totaling $816 and $816, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2020, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2020, the Company has not accrued any penalties or interest. The addition to uncertain tax benefits during the year ended December 31, 2018 related to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance, January 1,	$816	$816	$812
Additions for the current year tax	—	—	—
Additions related to prior years	—	—	4
Balance, December 31,	$816	$816	$816

Payables Related to the Tax Receivable Agreement

As of December 31, 2020, our liability under the Tax Receivable Agreement was $68,703, representing 85% of the calculated net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement).

11.        Concentrations

For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenue. For the year ended December 31, 2019, two customers accounted for 19% and 10% of the Company’s revenue. For the year ended December 31, 2018, three customers accounted for 15%, 10% and 10% of the Company’s revenue. As of December 31, 2020, four customers accounted for 42% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for 15% of the Company’s accounts receivable.

For the year ended December 31, 2020, one supplier accounted for 24% of the Company’s total purchases. For the year ended December 31, 2019, one supplier accounted for 19% of the Company’s total purchases. For the year ended December 31, 2018, two suppliers accounted for 13% and 11% of the Company’s total purchases. As of December 31, 2020, two suppliers accounted for 13% and 10% of the Company’s accounts payable. As of December 31, 2019, one supplier accounted for 44% of the Company’s accounts payable.

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

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4,280 as of December 31, 2020. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 7. “Leases” for operating lease discussion.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2020, 2019 and 2018, Solaris LLC paid $723, $1,127 and $1,022 , respectively, for these services. As of December 31, 2020 and 2019, the Company included $103 and $233, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2020 and 2019, the Company included $55 and $74, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

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

14.        Subsequent Events

None.

15. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share amounts)
2020
Total revenue	$47,830	$9,339	$20,531	$25,276
Operating loss	(39,341)	(10,733)	(6,406)	(3,420)
Net loss	(33,152)	(9,496)	(5,603)	(2,842)
Net loss attributable to Solaris	(19,081)	(5,540)	(3,283)	(1,437)
Earnings per share of Class A common stock - basic	$(0.65)	$(0.20)	$(0.12)	$(0.06)
Earnings per share of Class A common stock - diluted	$(0.65)	$(0.20)	$(0.12)	$(0.06)

2019
Total revenue	$55,124	$64,101	$59,604	$62,858
Operating income	27,727	27,323	22,793	30,087
Net income	23,435	22,509	19,082	25,334
Net income attributable to Solaris	12,317	13,275	11,398	15,017
Earnings per share of Class A common stock - basic	$0.43	$0.42	$0.36	$0.48
Earnings per share of Class A common stock - diluted	$0.43	$0.42	$0.36	$0.48

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, believes that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 (the “Annual Meeting”) and is incorporated herein by reference.

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

4.1	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
4.2	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-227758) filed with the Commission on October 9, 2018).
4.3	Description of Securities Registered under Section 12(b) of the Act.
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

23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

†	Management contract or compensatory plan or arrangement.
+	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
Date: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

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