Form 10-Q
period 2021-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2021-05-03
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 28, 2021, the registrant had 31,866,167 shares of Class A common stock, $0.01 par value per share, and 13,818,517 shares of Class B common stock, $0.00 par value per share, outstanding.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$55,060	$60,366
Accounts receivable, net of allowances for credit losses of $754 and $1,099, respectively	21,421	18,243
Prepaid expenses and other current assets	1,934	2,169
Inventories	1,509	954
Total current assets	79,924	81,732
Property, plant and equipment, net	242,413	245,884
Non-current inventories	2,994	3,318
Operating lease right-of-use assets	4,579	4,708
Goodwill	13,004	13,004
Intangible assets, net	2,787	2,982
Deferred tax assets	63,734	59,805
Other assets	422	463
Total assets	$409,857	$411,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,869	$6,863
Accrued liabilities	7,551	11,986
Current portion of payables related to Tax Receivable Agreement	606	606
Current portion of operating lease liabilities	662	647
Current portion of finance lease liabilities	30	30
Other current liabilities	75	75
Total current liabilities	20,793	20,207
Operating lease liabilities, net of current	7,288	7,419
Finance lease liabilities, net of current	93	100
Payables related to Tax Receivable Agreement	72,908	68,097
Other long-term liabilities	591	594
Total liabilities	101,673	96,417
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,978 shares issued and outstanding as of March 31, 2021 and 28,943 shares issued and outstanding as of December 31, 2020	310	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,820 shares issued and outstanding as of March 31, 2021 and 15,685 issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	193,890	180,415
Retained earnings	15,715	20,549
Total stockholders' equity attributable to Solaris	209,915	201,254
Non-controlling interest	98,269	114,225
Total stockholders' equity	308,184	315,479
Total liabilities and stockholders' equity	$409,857	$411,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
System rental	$13,648	$26,059
System services	14,710	20,957
Transloading services	114	465
Inventory software services	197	349
Total revenue	28,669	47,830

Operating costs and expenses:
Cost of system rental (excluding $6,140 and $6,001 of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively, shown separately) (1)	1,608	2,013
Cost of system services (excluding $174 and $357 of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively, shown separately) (1)	17,252	24,130
Cost of transloading services (excluding $0 and $411 of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively, shown separately) (1)	244	337
Cost of inventory software services (excluding $194 and $193 of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively, shown separately)	102	145
Depreciation and amortization	6,693	7,114
Selling, general and administrative (excluding $185 and $152 of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively, shown separately) (1)	4,606	4,406
Impairment losses	—	47,828
Other operating expenses	253	1,198
Total operating costs and expenses	30,758	87,171
Operating loss	(2,089)	(39,341)
Interest income (expense), net	(49)	111
Total other expense (income)	(49)	111
Loss before income tax expense	(2,138)	(39,230)
Benefit for income taxes	213	6,078
Net loss	(1,925)	(33,152)
Less: net loss related to non-controlling interests	756	14,071
Net loss attributable to Solaris	$(1,169)	$(19,081)

Loss per share of Class A common stock – basic	$(0.04)	$(0.65)
Loss per share of Class A common stock – diluted	$(0.04)	$(0.65)

Basic weighted-average shares of Class A common stock outstanding	29,957	29,312
Diluted weighted-average shares of Class A common stock outstanding	29,957	29,312

(1)The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$5	$13
Cost of system services	172	199
Cost of transloading services	9	3
Selling, general and administrative	1,013	1,114
Stock-based compensation expense	$1,199	$1,329

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2021	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,865	19	(1,865)	—	13,526	—	—	—	(13,545)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,184)	—	—	—	—	(1,184)
Stock option exercises	4	—	—	—	18	—	—	—	(6)	12
Stock-based compensation	—	—	—	—	854	—	—	—	418	1,272
Vesting of restricted stock	223	2	—	—	407	—	—	—	(409)	—
Cancelled shares withheld for taxes from RSU vesting	(57)	(1)	—	—	(146)	(319)	—	—	(207)	(673)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net loss	—	—	—	—	—	(1,169)	—	—	(756)	(1,925)
Balance at March 31, 2021	30,978	310	13,820	—	193,890	15,715	—	—	98,269	308,184

	Three Months Ended March 31, 2020
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	460	—	—	—	(461)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(303)	—	—	—	—	(303)
Stock option exercises	9	—	—	—	66	—	7	(80)	(11)	(25)
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,711)	(26,716)
Stock-based compensation	—	—	—	—	907	—	—	—	492	1,399
Vesting of restricted stock	105	1	—	—	471	—	37	(373)	(473)	(374)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,668)	(1,668)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,087)	—	—	—	(3,087)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Net loss	—	—	—	—	—	(19,081)	—	—	(14,071)	(33,152)
Balance at March 31, 2020	28,555	286	15,890	—	177,393	40,145	—	—	127,908	345,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,925)	$(33,152)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,693	7,114
Loss on disposal of asset	18	57
Allowance for credit losses	283	893
Stock-based compensation	1,199	1,329
Amortization of debt issuance costs	48	44
Deferred income tax benefit	(302)	(5,775)
Impairment losses	—	47,828
Other	5	23
Changes in operating assets and liabilities:
Accounts receivable	(3,460)	(10,241)
Prepaid expenses and other assets	235	543
Inventories	(622)	(887)
Accounts payable	5,055	3,184
Accrued liabilities	(4,461)	744
Net cash provided by operating activities	2,766	11,704
Cash flows from investing activities:
Investment in property, plant and equipment	(2,647)	(699)
Proceeds from disposal of assets	40	—
Cash received from insurance proceeds	—	26
Net cash used in investing activities	(2,607)	(673)
Cash flows from financing activities:
Share repurchases	—	(26,723)
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(4,797)	(4,755)
Payments under finance leases	(7)	(9)
Proceeds from stock option exercises	12	55
Payments for shares withheld for taxes from RSU vesting and cancelled	(673)	—
Payments related to purchase of treasury stock	—	(454)
Net cash used in financing activities	(5,465)	(31,886)

Net decrease in cash	(5,306)	(20,855)
Cash at beginning of period	60,366	66,882
Cash at end of period	$55,060	$46,027

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$143	$161
Capitalized stock based compensation	73	67
Property and equipment additions incurred but not paid at period-end	604	165
Property, plant and equipment additions transferred from inventory	392	229
Cash paid for:
Interest	33	33

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and notes thereto.

All material intercompany transactions and balances have been eliminated upon consolidation.

COVID-19 and Global Economic and Market Conditions

The novel strain of coronavirus ("COVID-19") has caused, and continues to cause, severe disruptions to the U.S. and global economies, including the oil and gas industry and the demand for our products and services.

The degree to which COVID-19 and related events outside of our control adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the timing, extent, trajectory and duration of the COVID-19 pandemic, the development, availability and administration of effective treatments and vaccines and the impact of the COVID-19 pandemic on the global economy and any subsequent recovery of normal economic and operating conditions.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

3.    Property, Plant and Equipment

Property, plant and equipment are stated at cost. We manufacture or construct most of our systems. During the manufacture of these assets, they are reflected as systems in process until complete. Modifications to existing systems, including the expenditures for upgrades and enhancements that result in additional functionality, increased efficiency, or the extension of the estimated useful life, are capitalized. Property, plant and equipment consists of the following:

	March 31,	December 31,
	2021	2020
Systems and related equipment	$302.7	$299.4
Systems in process	12.0	12.6
Computer hardware and software	1.0	1.0
Machinery and equipment	5.3	5.3
Vehicles	4.2	3.6
Buildings	4.3	4.3
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$330.5	$327.2
Less: accumulated depreciation	(88.1)	(81.3)
Property, plant and equipment, net	$242.4	$245.9

4.    Debt

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

The term of the 2019 Credit Agreement expires on April 26, 2022. The 2019 Credit Agreement requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20.0, taking into account certain adjustments. At March 31, 2021, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $35.0.

Although there were no borrowings outstanding under the 2019 Credit Agreement, the applicable margin ranges from 1.75% to 2.50% for Eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio. We were in compliance with all covenants in accordance with the 2019 Credit Agreement as of March 31, 2021.

5.    Equity

Dividends

Solaris LLC paid distributions totaling $4.8 and $4.8 to all Solaris LLC unitholders in the three months ended March 31, 2021 and 2020, respectively, of which $3.3 and $3.1 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of March 31, 2021, 2,542,120 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three months ended March 31, 2021 and 2020:

	Restricted Stock Awards
	2021	2020
Unvested at January 1,	703,115	627,251
Awarded	414,185	386,146
Vested	(223,275)	(141,700)
Forfeited	(5,388)	(32,845)
Unvested at March 31,	888,637	838,852

Of the unvested 888,637 shares of restricted stock, it is expected that 185,855 shares, 330,887 shares, 237,793 shares, and 134,102 shares will vest in 2021, 2022, 2023 and 2024, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $9.3 of unrecognized compensation expense related to unvested restricted stock as of March 31, 2021. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.5 years.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Basic net income per share:	2021	2020

Numerator
Net loss attributable to Solaris	$(1.2)	$(19.1)
Loss attributable to participating securities (1)	(0.1)	(0.1)
Net loss attributable to common stockholders	$(1.3)	$(19.2)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	29,957	29,312
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	29,957	29,312

Earnings per share of Class A common stock - basic	$(0.04)	$(0.65)
Earnings per share of Class A common stock - diluted	$(0.04)	$(0.65)

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2021	2020
Class B common stock	14,729	15,922
Restricted stock awards	113	27
Stock Options	10	17
Total	14,852	15,966

6. Income Taxes

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

For the three months ended March 31, 2021 and 2020, we recognized a combined United States federal and state benefit for income taxes of ($0.2) and ($6.1), respectively. The effective combined United States federal and state income tax rates were 10.0% and 15.5% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Section 382 of the Internal Revenue Code of 1986, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carryovers and certain built-in losses recognized in years after the “ownership change.” An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating loss carryovers to offset taxable income earned after the ownership change. We do not believe the Section 382 annual limitation related to historical ownership changes impacts our ability to utilize our net operating losses; however, if we were to experience a future ownership change our ability to use net operating losses may be impacted.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic.  The CARES Act includes temporary changes to both income and non-income based tax laws.  For the three months ended March 31, 2021 and 2020 the impact of the CARES Act was immaterial to the Company’s tax provision.  However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022.  Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of March 31, 2021 and December 31, 2020, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $73.5 and $68.7, respectively, $0.6 and $0.6 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the three months ended March 31, 2021.

7.  Concentrations

For the three months ended March 31, 2021, two customers accounted for 26% of the Company’s revenues. For the three months ended March 31, 2020, one customer accounted for 10% of the Company’s revenues. As of March 31, 2021, two customers accounted for 24% of the Company’s accounts receivable. As of December 31, 2020, four customers accounted for 42% of the Company’s accounts receivable.

For the three months ended March 31, 2021, one supplier accounted for 12% of the Company’s total purchases. For the three months ended March 31, 2020, one supplier accounted for 36% of the Company’s total purchases. As of March 31, 2021, no supplier accounted for 10% of the Company’s accounts payable. As of December 31, 2020, two suppliers accounted for 23% of the Company’s accounts payable.

8.  Commitments and Contingencies

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements.

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions primarily incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2021 and 2020, Solaris LLC paid $0.2 and $0.2, respectively, for these services. As of March 31, 2021, and December 31, 2020, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of March 31, 2021 and December 31, 2020, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.7 as of March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our,” “Solaris Inc.” or the “Company”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and the Annual Report on Form 10-K for the year ended December 31, 2020 as updated by our subsequent filings with the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Our service fleet currently consists of 164 mobile proppant management systems, 14 mobile chemical management systems and five mobile water management systems which reflects the conversion of proppant management systems to water management systems.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

Since the first quarter of 2020, changing market expectations around the COVID-19 global economic impact drove extreme volatility in oil and gas commodity prices and activity. WTI oil prices fell from $60 per barrel to under $20 per barrel during the second quarter of 2020 and recovered throughout to over $60 in March of 2021. The Baker Hughes US Land rig count decreased 55% to 417 average rigs in 2020 from 920 average rigs in 2019. Since the start of 2021, the Baker Hughes US Land rig count has increased another 24% to 470 rigs compared to a 24% increase in our fully utilized systems during the first quarter of 2021 over the fourth quarter of 2020. Further recovery in oil and gas prices and activity will depend on multiple factors, including the ultimate pace of economic recovery, the success of COVID-19 vaccine rollouts, potential regulatory changes and the resulting supply-demand balance in oil and gas.

Recent consolidation amongst some of our E&P and oil service customers combined with financial discipline from publicly traded energy companies has reduced industry-wide capital spending, resulting in activity levels that remain below pre-pandemic levels despite the recovery in commodity prices. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

For full year 2021, we expect our capital spending to be in the range of $10 to $15 million.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Revenue
System rental	$13,648	$26,059	$(12,411)
System services	14,710	20,957	(6,247)
Transloading services	114	465	(351)
Inventory software services	197	349	(152)
Total revenue	28,669	47,830	(19,161)
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	1,608	2,013	(405)
Cost of system services (excluding depreciation and amortization)	17,252	24,130	(6,878)
Cost of transloading services (excluding depreciation and amortization)	244	337	(93)
Cost of inventory software services (excluding depreciation and amortization)	102	145	(43)
Depreciation and amortization	6,693	7,114	(421)
Selling, general and administrative (excluding depreciation and amortization)	4,606	4,406	200
Impairment losses	—	47,828	(47,828)
Other operating expenses	253	1,198	(945)
Total operating costs and expenses	30,758	87,171	(56,413)
Operating loss	(2,089)	(39,341)	37,252
Interest income (expense), net	(49)	111	(160)
Total other income (expense)	(49)	111	(160)
Loss before income tax expense	(2,138)	(39,230)	37,092
Benefit for income taxes	213	6,078	(5,865)
Net loss	(1,925)	(33,152)	31,227
Less: net loss related to non-controlling interests	756	14,071	(13,315)
Net loss attributable to Solaris	$(1,169)	$(19,081)	$17,912

System Rental

System rental revenue decreased $12.4 million, or 48%, to $13.6 million for the three months ended March 31, 2021 compared to $26.1 million for the three months ended March 31, 2020. This decrease was primarily due to a decrease in mobile proppant systems on a fully utilized basis, due to severe contraction in oil company budgets and completion activities, in response to global oil market volatility.

Cost of system rental decreased $0.4 million, or 20%, to $1.6 million for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020, excluding depreciation and amortization expense. Cost of system rental decreased primarily due to a decrease in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system rental revenue was 12% and 8% for the three months ended March 31, 2021 and 2020, respectively.

System Services

System services revenue decreased $6.2 million, or 30%, to $14.7 million for the three months ended March 31, 2021 compared to $20.9 million for the three months ended March 31, 2020. System services revenue decreased due to a decrease in last mile services provided to coordinate proppant delivered into our systems, as well as a decrease in mobile proppant systems on a fully utilized basis.

Cost of system services decreased $6.8 million, or 28%, to $17.3 million for the three months ended March 31, 2021 compared to $24.1 million for the three months ended March 31, 2020, excluding depreciation and amortization expense. Cost of system services decreased due to a decrease in last mile services provided to coordinate proppant delivered to systems as well as a decrease in fully utilized systems. Cost of system services as a percentage of system services revenue was 117% and 115% for the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million, or 5%, to $4.6 million for the three months ended March 31, 2021 compared to $4.4 million for the three months ended March 31, 2020, excluding depreciation and amortization.

Impairment Losses

As a result changing market expectations around the COVID-19 global economic impact which drove extreme volatility in oil and gas commodity prices and activity and the expected impact on our businesses, operations, earnings and results, we recorded impairment losses and other charges totaling of $47.8 million, in the three months ended March 31, 2020. No impairment losses were recorded in the three months ended March 31, 2021.

Provision for Income Taxes

During the three months ended March 31, 2021, we recognized a combined United States federal and state benefit for income taxes of $0.2 million, a decrease of $5.9 million as compared to the $6.1 million income tax benefit we recognized during the three months ended March 31, 2020. This change was attributable to lower operating losses. The effective combined United States federal and state income tax rates were 10.0% and 15.5% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	March 31,
	2021	2020	Change

	(in thousands)
Net loss	$(1,925)	$(33,152)	$31,227
Depreciation and amortization	6,693	7,114	(421)
Interest (income) expense, net	49	(111)	160
Income taxes (1)	(213)	(6,078)	5,865
EBITDA	$4,604	$(32,227)	$36,831
Stock-based compensation expense (2)	1,199	1,329	(130)
Loss on disposal of assets	18	68	(50)
Impairment loss	—	47,828	(47,828)
Severance expense	—	331	(331)
Credit losses	283	711	(428)
Transaction costs (3)	14	—	14
Adjusted EBITDA	$6,118	$18,040	$(11,922)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Costs related to the evaluation of acquisitions.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020: EBITDA and Adjusted EBITDA

EBITDA increased $36.8 million to $4.6 million for the three months ended March 31, 2021 compared to ($32.2) million for the three months ended March 31, 2020. Adjusted EBITDA decreased $11.9 million to $6.1 million for the three months ended March 31, 2021 compared to $18.0 million for the three months ended March 31, 2020. The increases and decreases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under our credit agreements and proceeds from the IPO and a November 2017 follow-on equity offering. Our primary uses of capital have been to fund ongoing operations, capital expenditures to support organic growth, including our fleet development and related maintenance and fleet upgrades, repurchase shares of Class A common stock in the open market, and pay dividends. Although no assurance can be given, depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

As of March 31, 2021, cash and cash equivalents totaled $55.1 million. We have no borrowings outstanding under our 2019 Credit Agreement and have $35.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Net cash provided by operating activities	$2,766	$11,704	$(8,938)
Net cash used in investing activities	(2,607)	(673)	(1,934)
Net cash used in financing activities	(5,465)	(31,886)	26,421
Net change in cash	$(5,306)	$(20,855)	$15,549

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of $11.7 million for the three months ended March 31, 2020. The decrease of $8.9 million in operating cash flow was primarily attributable to lower revenues and changes in working capital.

Investing Activities. Net cash used in investing activities was $2.6 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $0.7 million for the three months ended March 31, 2020. The increase in investing activities of $1.9 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $5.5 million for the three months ended March 31, 2021 was primarily related to quarterly dividends of $4.8 million and $0.6 million of payments related to vesting of stock-based compensation. Net cash used in financing activities of $31.9 million for the three months ended March 31, 2020 was primarily related to $26.7 million of share repurchases, quarterly dividends of $4.8 million and $0.5 million of payments related to vesting of stock-based compensation.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Debt” to our condensed consolidated financial statements as of March 31, 2021, for a discussion of senior secured credit facility.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2021 from the amounts listed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K. See Note 4, “Debt” and Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies – Accounting Standards Recently Adopted” to our condensed consolidated financial statements as of March 31, 2021, for a discussion of recent accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2021, two customers collectively accounted for 24% of our total accounts receivable. As of December 31, 2020, four customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
January 1 - January 31	—	$—
February 1 - February 28	—	—
March 1 - March 31	57,026	$11.78
Total	57,026	$11.78

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

Exhibit No.	Description
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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

May 3, 2021	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2021	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)