Form 10-Q
period 2021-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2021-08-05
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021, the registrant had 31,862,999 shares of Class A common stock, $0.01 par value per share, and 13,818,517 shares of Class B common stock, $0.00 par value per share, outstanding.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$46,276	$60,366
Accounts receivable, net of allowances for credit losses of $920 and $1,099, respectively	31,341	18,243
Prepaid expenses and other current assets	3,813	2,169
Inventories	1,939	954
Total current assets	83,369	81,732
Property, plant and equipment, net	241,048	245,884
Non-current inventories	2,882	3,318
Operating lease right-of-use assets	4,449	4,708
Goodwill	13,004	13,004
Intangible assets, net	2,593	2,982
Deferred tax assets	63,842	59,805
Other assets	381	463
Total assets	$411,568	$411,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,145	$6,863
Accrued liabilities	12,006	11,986
Current portion of payables related to Tax Receivable Agreement	606	606
Current portion of operating lease liabilities	693	647
Current portion of finance lease liabilities	30	30
Other current liabilities	813	75
Total current liabilities	28,293	20,207
Operating lease liabilities, net of current	6,981	7,419
Finance lease liabilities, net of current	85	100
Payables related to Tax Receivable Agreement	72,908	68,097
Other long-term liabilities	587	594
Total liabilities	108,854	96,417
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,984 shares issued and outstanding as of June 30, 2021 and 28,943 shares issued and outstanding as of December 31, 2020	310	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,820 shares issued and outstanding as of June 30, 2021 and 15,685 issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	194,690	180,415
Retained earnings	11,137	20,549
Total stockholders' equity attributable to Solaris	206,137	201,254
Non-controlling interest	96,577	114,225
Total stockholders' equity	302,714	315,479
Total liabilities and stockholders' equity	$411,568	$411,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
System rental	$14,323	$5,463	$27,971	$31,522
System services	20,616	3,419	35,326	24,376
Transloading services	38	264	152	729
Inventory software services	202	192	399	542
Total revenue	35,179	9,339	63,848	57,169

Operating costs and expenses:
Cost of system rental (excluding $6,187 and $6,034 and $12,328 and $12,035 of depreciation and amortization for the three and six months ended June 30, 2021 and 2020, respectively, shown separately) (1)	1,556	823	3,164	2,836
Cost of system services (excluding $188 and $274 and $362 and $631 of depreciation and amortization for the three and six months ended June 30, 2021 and 2020, respectively, shown separately) (1)	23,282	6,013	40,534	30,143
Cost of transloading services (excluding $0 and $0 and $0 and $411 of depreciation and amortization for the three and six months ended June 30, 2021 and 2020, respectively, shown separately) (1)	197	202	441	540
Cost of inventory software services (excluding $195 and $191 and $390 and $384 of depreciation and amortization for the three and six months ended June 30, 2021 and 2020, respectively, shown separately) (1)	100	122	202	267
Depreciation and amortization	6,752	6,671	13,445	13,785
Selling, general and administrative (excluding $182 and $172 and $365 and $324 of depreciation and amortization for the three and six months ended June 30, 2021 and 2020, respectively, shown separately) (1)	4,964	3,967	9,570	8,373
Impairment losses	—	—	—	47,828
Other operating expenses	360	2,274	613	3,472
Total operating costs and expenses	37,211	20,072	67,969	107,244
Operating loss	(2,032)	(10,733)	(4,121)	(50,075)
Interest income (expense), net	(55)	(35)	(104)	76
Total other expense (income)	(55)	(35)	(104)	76
Loss before income tax expense	(2,087)	(10,768)	(4,225)	(49,999)
Benefit for income taxes	217	1,272	430	7,350
Net loss	(1,870)	(9,496)	(3,795)	(42,649)
Less: net loss related to non-controlling interests	659	3,956	1,415	18,026
Net loss attributable to Solaris	$(1,211)	$(5,540)	$(2,380)	$(24,623)

Loss per share of Class A common stock – basic	$(0.04)	$(0.20)	$(0.08)	$(0.85)
Loss per share of Class A common stock – diluted	$(0.04)	$(0.20)	$(0.08)	$(0.85)

Basic weighted-average shares of Class A common stock outstanding	30,984	28,638	30,473	28,975
Diluted weighted-average shares of Class A common stock outstanding	30,984	28,638	30,473	28,975

(1)The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$7	$18	$12	$31
Cost of system services	88	73	260	273
Cost of transloading services	4	4	13	7
Selling, general and administrative	1,254	1,231	2,267	2,345
Stock-based compensation expense	$1,353	$1,326	$2,552	$2,656

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2021
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2021	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,865	19	(1,865)	—	13,526	—	—	—	(13,545)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,184)	—	—	—	—	(1,184)
Stock option exercises	4	—	—	—	18	—	—	—	(6)	12
Stock-based compensation	—	—	—	—	854	—	—	—	418	1,272
Vesting of restricted stock	223	2	—	—	407	—	—	—	(409)	—
Cancelled shares withheld for taxes from RSU vesting	(57)	(1)	—	—	(146)	(319)	—	—	(207)	(673)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net loss	—	—	—	—	—	(1,169)	—	—	(756)	(1,925)
Balance at March 31, 2021	30,978	310	13,820	—	193,890	15,715	—	—	98,269	308,184
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(198)	—	—	—	—	(198)
Stock-based compensation	—	—	—	—	989	—	—	—	442	1,431
Vesting of restricted stock	8	—	—	—	15	—	—	—	(15)	—
Cancelled shares withheld for taxes from RSU vesting	(2)	—	—	—	(6)	(21)	—	—	(9)	(36)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net loss	—	—	—	—	—	(1,211)	—	—	(659)	(1,870)
Balance at June 30, 2021	30,984	$310	13,820	$—	$194,690	$11,137	—	$—	$96,577	$302,714

	Six Months Ended June 30, 2020
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	460	—	—	—	(461)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(303)	—	—	—	—	(303)
Stock option exercises	9	—	—	—	66	—	7	(80)	(11)	(25)
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,711)	(26,716)
Stock-based compensation	—	—	—	—	907	—	—	—	492	1,399
Vesting of restricted stock	105	1	—	—	471	—	37	(373)	(473)	(374)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,668)	(1,668)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,087)	—	—	—	(3,087)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Net loss	—	—	—	—	—	(19,081)	—	—	(14,071)	(33,152)
Balance at March 31, 2020	28,555	286	15,890	—	177,393	40,145	—	—	127,908	345,732
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	50	1	(50)	—	395	—	—	—	(395)	1
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(310)	—	—	—	—	(310)
Stock option exercises	7	—	—	—	36	—	—	—	(16)	20
Stock-based compensation	—	—	—	—	895	—	—	—	497	1,392
Vesting of restricted stock	80	—	—	—	171	—	—	—	(171)	—
Cancelled shares withheld for taxes from RSU vesting	(19)	—	—	—	(69)	—	—	—	(38)	(107)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,663)	(1,663)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,089)	—	—	—	(3,089)
Net loss	—	—	—	—	—	(5,540)	—	—	(3,956)	(9,496)
Balance at June 30, 2020	28,673	$287	15,840	$—	$178,511	$31,516	—	$—	$122,166	$332,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,795)	$(42,649)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,445	13,785
Loss on disposal of assets	117	1,402
Allowance for credit losses	599	1,633
Stock-based compensation	2,552	2,656
Amortization of debt issuance costs	88	88
Deferred income tax benefit	(607)	(7,369)
Impairment losses	—	47,828
Other	(146)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(13,697)	25,760
Prepaid expenses and other assets	(742)	(217)
Inventories	(1,085)	(533)
Accounts payable	7,239	147
Accrued liabilities	72	(8,063)
Net cash provided by operating activities	4,040	34,323
Cash flows from investing activities:
Investment in property, plant and equipment	(7,716)	(1,558)
Cash received from insurance proceeds	6	—
Proceeds from disposal of assets	40	713
Net cash used in investing activities	(7,670)	(845)
Cash flows from financing activities:
Share repurchases	—	(26,717)
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(9,594)	(9,507)
Payments under finance leases	(12)	(18)
Payments under insurance premium financing	(164)	—
Proceeds from stock option exercises	12	64
Payments for shares withheld for taxes from RSU vesting and cancelled	(702)	(96)
Payments related to purchase of treasury stock	—	(454)
Net cash used in financing activities	(10,460)	(36,728)

Net decrease in cash	(14,090)	(3,250)
Cash at beginning of period	60,366	66,882
Cash at end of period	$46,276	$63,632

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$289	$316
Capitalized stock based compensation	151	135
Property and equipment additions incurred but not paid at period-end	612	6
Property, plant and equipment additions transferred from inventory	536	356
Financing:
Insurance premium financing	738	—
Cash paid for:
Interest	66	66
Income Taxes	325	813

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

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

	June 30,	December 31,
	2021	2020
Systems and related equipment	$302.9	$299.4
Systems in process	14.8	12.6
Computer hardware and software	1.1	1.0
Machinery and equipment	5.3	5.3
Vehicles	4.3	3.6
Buildings	4.4	4.3
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$333.8	$327.2
Less: accumulated depreciation	(92.8)	(81.3)
Property, plant and equipment, net	$241.0	$245.9

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

The term of the 2019 Credit Agreement expires on April 26, 2022. The 2019 Credit Agreement requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20.0, taking into account certain adjustments. At June 30, 2021, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0.

Although there were no borrowings outstanding under the 2019 Credit Agreement, the applicable margin ranges from 1.75% to 2.50% for Eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio. We were in compliance with all covenants in accordance with the 2019 Credit Agreement as of June 30, 2021.

5.    Equity

Dividends

Solaris LLC paid distributions totaling $4.8 and $4.8 to all Solaris LLC unitholders in the three months ended June 30, 2021 and 2020, respectively, of which $3.3 and $3.1 was paid to Solaris Inc. Solaris LLC paid distributions totaling $9.6 and $9.5 to all Solaris LLC unitholders in the six months ended June 30, 2021 and 2020, respectively, of which $6.7 and $6.2 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of June 30, 2021, 2,543,375 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and six months ended June 30, 2021 and 2020:

	Restricted Stock Awards
	2021	2020
Unvested at January 1,	703,115	627,251
Awarded	414,185	386,146
Vested	(223,275)	(141,700)
Forfeited	(5,388)	(32,845)
Unvested at March 31,	888,637	838,852
Awarded	3,376	10,194
Vested	(8,797)	(80,203)
Forfeited	(2,306)	(37,164)
Unvested at June 30,	880,910	731,679

Of the unvested 880,910 shares of restricted stock, it is expected that 121,235 shares, 386,793 shares, 238,180 shares, and 134,702 shares will vest in 2021, 2022, 2023 and 2024, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $7.9 of unrecognized compensation expense related to unvested restricted stock as of June 30, 2021. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.2 years.

Loss Per Share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted loss per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net loss per share:	2021	2020	2021	2020

Numerator
Net loss attributable to Solaris	$(1.2)	$(5.5)	$(2.4)	$(24.6)
Loss attributable to participating securities (1)	(0.1)	—	(0.2)	—
Net loss attributable to common stockholders	$(1.3)	$(5.5)	$(2.6)	$(24.6)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share	30,984	28,638	30,473	28,975
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	30,984	28,638	30,473	28,975

Loss per share of Class A common stock - basic	$(0.04)	$(0.20)	$(0.08)	$(0.85)
Loss per share of Class A common stock - diluted	$(0.04)	$(0.20)	$(0.08)	$(0.85)

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class B common stock	13,819	15,856	14,271	15,889
Restricted stock awards	94	761	220	726
Stock Options	8	13	10	17
Total	13,921	16,630	14,501	16,632

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

For the three months ended June 30, 2021 and 2020, we recognized a combined United States federal and state benefit for income taxes of ($0.2) and ($1.3), respectively. For the six months ended June 30, 2021 and 2020, we recognized a combined United States federal and state benefit for income taxes of ($0.4) and ($7.4), respectively. The effective combined United States federal and state income tax rates were 10.4% and 11.7% for the three months ended June 30, 2021 and 2020, respectively. The effective combined United States federal and state income tax rates were 10.2% and 14.7% for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 and 2020, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the three and six months ended June 30, 2021 and 2020 the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement (the “Solaris LLC Agreement”)) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of June 30, 2021 and December 31, 2020, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $73.5 and $68.7, respectively, $0.6 and $0.6 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the six months ended June 30, 2021.

7.  Concentrations

For the three months ended June 30, 2021, one customer accounted for 30% of the Company’s revenues. For the three months ended June 30, 2020, two customers accounted for 21% of the Company’s revenues. For the six months ended June 30, 2021, one customer accounted for 22% of the Company’s revenues. For the six months ended June 30, 2020, no customer accounted for more than 10% of the Company’s revenues. As of June 30, 2021, two customers accounted for 46% of the Company’s accounts receivable. As of December 31, 2020, four customers accounted for 42% of the Company’s accounts receivable.

For the three months ended June 30, 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the three months ended June 30, 2020, one supplier accounted for 40% of the Company’s total purchases. For the six months ended June 30, 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the six months ended June 30, 2020, one supplier accounted for 36% of the Company’s total purchases. As of June 30, 2021, no supplier accounted for 10% of the Company’s accounts payable. As of December 31, 2020, two suppliers accounted for 23% of the Company’s accounts payable.

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

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended June 30, 2021 and 2020, Solaris LLC paid $0.2 and $0.2, respectively, for these services. For the six months ended June 30, 2021 and 2020, Solaris LLC paid $0.3 and $0.4, respectively, for these services. As of June 30, 2021, and December 31, 2020, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of June 30, 2021 and December 31, 2020, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.6 as of June 30, 2021.

On March 26, 2021, THRC Holdings, LP (“THRC”), purchased shares representing an 8.7% ownership of the Company’s Class A common stock and 6.0% total shares outstanding as of June 30, 2021.  THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and FTS International, and certain of the Company’s suppliers including Automatize Logistics, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”).  For the three and six months ended June 30, 2021, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $3.1 and $3.2, respectively.  Accounts receivable related to THRC Affiliates as of June 30, 2021, were $2.4.  For the three and six months ended June 30, 2021, the Company recognized cost of services provided by THRC Affiliates of $0.1 and $0.1, respectively.  Accounts payable as of June 30, 2021, included $0.1 related to THRC Affiliates.

In August 2021, the Company executed a three-year agreement with ProFrac and Cisco (the “ProFrac-Cisco Agreement”), whereby Solaris will be the dedicated wellsite sand storage provider to ProFrac and Solaris will provide volume-based pricing for those services. Per the ProFrac-Cisco Agreement, Solaris will also purchase certain equipment from Cisco Logistics.

10.  Subsequent Events

See Note 9. “Related Party Transactions”, for a discussion of an agreement executed in the third quarter of 2021.

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

Our service fleet currently consists of 158 mobile proppant management systems, 14 mobile chemical management systems and 17 mobile water management systems which reflects the conversion of proppant management systems to water management systems.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

Since the first quarter of 2020, changing market expectations around the COVID-19 global economic impact drove extreme volatility in oil and gas commodity prices and activity. WTI oil prices fell from $60 per barrel to under $20 per barrel during the second quarter of 2020 and recovered to over $70 per barrel in June 2021. The Baker Hughes US Land rig count decreased 55% to 417 average rigs in 2020 from 920 average rigs in 2019. Since the start of 2021, the Baker Hughes US Land rig count has increased another 34% to 470 rigs compared to a 26% increase in our fully utilized systems since the fourth quarter of 2020. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters. Recent rig count increases against our expectation for relatively flat completions activity for the remainder of 2021 imply a build in drilled but uncompleted wells that support an increase in completions activity in early 2022. Further recovery in oil and gas prices and activity will depend on multiple factors, including the ultimate pace of economic recovery, the success of COVID-19 vaccine rollouts, potential regulatory changes and the resulting supply-demand balance in oil and gas.

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

Previous capital expenditure guidance for the full year 2021 of $10.0 to $15.0 million included approximately $5.0 million for investments in new technology, which are now expected to be between $5.0 and $10.0 million. As a result, the Company now expects capital expenditures for the full year 2021 to be between $15.0 and $20.0 million.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenue
System rental	$14,323	$5,463	$8,860	$27,971	$31,522	$(3,551)
System services	20,616	3,419	17,197	35,326	24,376	10,950
Transloading services	38	264	(226)	152	729	(577)
Inventory software services	202	192	10	399	542	(143)
Total revenue	35,179	9,339	25,840	63,848	57,169	6,679
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	1,556	823	733	3,164	2,836	328
Cost of system services (excluding depreciation and amortization)	23,282	6,013	17,269	40,534	30,143	10,391
Cost of transloading services (excluding depreciation and amortization)	197	202	(5)	441	540	(99)
Cost of inventory software services (excluding depreciation and amortization)	100	122	(22)	202	267	(65)
Depreciation and amortization	6,752	6,671	81	13,445	13,785	(340)
Selling, general and administrative (excluding depreciation and amortization)	4,964	3,967	997	9,570	8,373	1,197
Impairment losses	—	—	—	—	47,828	(47,828)
Other operating expenses	360	2,274	(1,914)	613	3,472	(2,859)
Total operating costs and expenses	37,211	20,072	17,139	67,969	107,244	(39,275)
Operating loss	(2,032)	(10,733)	8,701	(4,121)	(50,075)	45,954
Interest income (expense), net	(55)	(35)	(20)	(104)	76	(180)
Total other income (expense)	(55)	(35)	(20)	(104)	76	(180)
Loss before income tax expense	(2,087)	(10,768)	8,681	(4,225)	(49,999)	45,774
Benefit for income taxes	217	1,272	(1,055)	430	7,350	(6,920)
Net loss	(1,870)	(9,496)	7,626	(3,795)	(42,649)	38,854
Less: net loss related to non-controlling interests	659	3,956	(3,297)	1,415	18,026	(16,611)
Net loss attributable to Solaris	$(1,211)	$(5,540)	$4,329	$(2,380)	$(24,623)	$22,243

System Rental

System rental revenue increased $8.9 million, or 162%, to $14.3 million for the three months ended June 30, 2021 compared to $5.5 million for the three months ended June 30, 2020. System rental revenue decreased $3.6 million, or 11%, to $28.0 million for the six months ended June 30, 2021 compared to $31.5 million for the six months ended June 30, 2020. The changes in system rental revenue are primarily related to changes in mobile proppant systems on a fully utilized basis, in response to global oil market volatility.

Cost of system rental increased $0.7 million, or 88%, to $1.6 million for the three months ended June 30, 2021 compared to $0.8 million for the three months ended June 30, 2020, excluding depreciation and amortization expense.

Cost of system rental increased $0.3 million, or 11%, to $3.2 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020, excluding depreciation and amortization expense. Cost of system rental increased primarily due to an increase in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system rental revenue was 11% and 15% for the three months ended June 30, 2021 and 2020, respectively and was 11% and 9% for the six months ended June 30, 2021 and 2020, respectively.

System Services

System services revenue increased $17.2 million, or 506%, to $20.6 million for the three months ended June 30, 2021 compared to $3.4 million for the three months ended June 30, 2020. System services revenue increased $11.0 million, or 45%, to $35.3 million for the six months ended June 30, 2021 compared to $24.4 million for the six months ended June 30, 2020. System services revenue increased due to an increase in last mile services provided to coordinate proppant delivered into our systems, as well as an increase in mobile proppant systems on a fully utilized basis.

Cost of system services increased $17.3 million, or 288%, to $23.3 million for the three months ended June 30, 2021 compared to $6.0 million for the three months ended June 30, 2020, excluding depreciation and amortization expense. Cost of system services increased $10.4 million, or 35%, to $40.5 million for the six months ended June 30, 2021 compared to $30.1 million for the six months ended June 30, 2020, excluding depreciation and amortization expense. Cost of system services increased due to an increase in last mile services provided to coordinate proppant delivered to systems as well as an increase in fully utilized systems. Cost of system services as a percentage of system services revenue was 113% and 176% for the three months ended June 30, 2021 and 2020, respectively and was 115% and 124% for the six months ended June 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 25%, to $5.0 million for the three months ended June 30, 2021 compared to $4.0 million for the three months ended June 30, 2020, excluding depreciation and amortization. Selling, general and administrative expenses increased $1.2 million, or 14%, to $9.6 million for the six months ended June 30, 2021 compared to $8.4 million for the six months ended June 30, 2020, excluding depreciation and amortization expense. Selling, general and administrative expenses increased due primarily to increases in compensation costs and professional fees.

Impairment Losses

As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results, we recorded impairment losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, ROU assets, inventories and other assets, respectively, in the six months ended June 30, 2020. We did not record impairment losses in the three or six months ended June 30, 2021, respectively, and for the three months ended June 30, 2020.

Provision for Income Taxes

During the three months ended June 30, 2021, we recognized a combined United States federal and state benefit for income taxes of $0.2 million, a decrease of $1.1 million as compared to the $1.3 million income tax benefit we recognized during the three months ended June 30, 2020. During the six months ended June 30, 2021, we recognized a combined United States federal and state benefit for income taxes of $0.4 million, a decrease of $7.0 million as compared to the $7.4 million income tax benefit we recognized during the six months ended June 30, 2020. This change was attributable to lower operating losses. The effective combined United States federal and state income tax rates were 10.4% and 11.7% for the three months ended June 30, 2021 and 2020, respectively. The effective combined United States federal and state income tax rates were 10.2% and 14.7% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Six months ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Net loss	$(1,870)	$(9,496)	$7,626	$(3,795)	$(42,649)	$38,854
Depreciation and amortization	6,752	6,671	81	13,445	13,785	(340)
Interest (income) expense, net	55	35	20	104	(76)	180
Income taxes (1)	(217)	(1,272)	1,055	(430)	(7,350)	6,920
EBITDA	$4,720	$(4,062)	$8,782	$9,324	$(36,290)	$45,614
Stock-based compensation expense (2)	1,353	1,326	27	2,552	2,656	(104)
Loss on disposal of assets	99	1,345	(1,246)	117	1,413	(1,296)
Impairment losses	—	—	—	—	47,828	(47,828)
Severance expense	—	211	(211)	—	542	(542)
Credit losses	316	740	(424)	599	1,451	(852)
Transaction costs (3)	10	—	10	24	—	24
Adjusted EBITDA	$6,498	$(440)	$6,938	$12,616	$17,600	$(4,984)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Costs related to the evaluation of acquisitions.

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020: EBITDA and Adjusted EBITDA

EBITDA increased $8.8 million to $4.7 million for the three months ended June 30, 2021 compared to ($4.1) million for the three months ended June 30, 2020. Adjusted EBITDA increased $6.9 million to $6.5 million for the three months ended June 30, 2021 compared to ($0.4) million for the three months ended June 30, 2020. EBITDA increased $45.6 million to $9.3 million for the six months ended June 30, 2021 compared to ($36.3) million for the six months ended June 30, 2020. Adjusted EBITDA decreased $5.0 million to $12.6 million for the six months ended June 30, 2021 compared to $17.6 million for the six months ended June 30, 2020. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under our credit agreements and proceeds from equity offerings. Our primary uses of capital have been to fund ongoing operations, capital expenditures to support organic growth, including our fleet development and related maintenance and fleet upgrades, repurchase shares of Class A common stock in the open market, and pay dividends. Although no assurance can be given, depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

As of June 30, 2021, cash and cash equivalents totaled $46.3 million. We have no borrowings outstanding under our 2019 Credit Agreement and have $50.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Net cash provided by operating activities	$4,040	$34,323	$(30,283)
Net cash used in investing activities	(7,670)	(845)	(6,825)
Net cash used in financing activities	(10,460)	(36,728)	26,268
Net change in cash	$(14,090)	$(3,250)	$(10,840)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $34.3 million for the six months ended June 30, 2020. The decrease of $30.3 million in operating cash flow was primarily attributable to lower revenues and changes in working capital.

Investing Activities. Net cash used in investing activities was $7.7 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $0.8 million for the six months ended June 30, 2020. The increase in investing activities of $6.8 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $10.5 million for the six months ended June 30, 2021 was primarily related to quarterly dividends of $9.6 million and $0.7 million of payments related to vesting of stock-based compensation. Net cash used in financing activities of ($36.7) million for the six months ended June 30, 2020 was primarily related to $26.7 million of share repurchases and quarterly dividends of $9.5 million.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Debt” to our condensed consolidated financial statements as of June 30, 2021, for a discussion of our senior secured credit facility.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three months ended June 30, 2021 from the amounts listed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021. See Note 4 “Debt” and Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

See Note 2. “Summary of Significant Accounting Policies – Recently Issued Accounting Standards” to our condensed consolidated financial statements as of June 30, 2021, for a discussion of recently issued accounting standards.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2021, two customers collectively accounted for 46% of our total accounts receivable. As of December 31, 2020, four customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
January 1 - January 31	—	$—
February 1 - February 28	—	—
March 1 - March 31	57,026	11.78
April 1 - April 30	504	12.82
May 1 - May 31	—	—
June 1 - June 30	1,820	11.67
Total	59,350	$11.79

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

August 4, 2021	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 4, 2021	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)