Form 10-Q
period 2021-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2021-11-01
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 28, 2021, the registrant had 31,956,979 shares of Class A common stock, $0.01 par value per share, and 13,818,517 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry and uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
●	developments in the global economy, as well as the public health crisis related to the COVID-19 pandemic, and the resulting impacts to the demand and supply for oil and natural gas or volatility of oil and natural gas prices;
●	operational challenges relating to the COVID-19 pandemic, distribution and administration of the COVID-19 vaccines and efforts to mitigate the impact and spread of the virus;
●	uncertainty regarding the sustainability and extent of a continued economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, including changes in market price and availability of materials;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;

●	our ability to successfully implement our business strategy;
●	changes in our tax status;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$42,831	$60,366
Accounts receivable, net of allowances for credit losses of $936 and $1,099, respectively	37,461	18,243
Prepaid expenses and other current assets	6,337	2,169
Inventories	1,223	954
Total current assets	87,852	81,732
Property, plant and equipment, net	240,554	245,884
Non-current inventories	2,805	3,318
Operating lease right-of-use assets	4,317	4,708
Goodwill	13,004	13,004
Intangible assets, net	2,398	2,982
Deferred tax assets	63,499	59,805
Other assets	340	463
Total assets	$414,769	$411,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,668	$6,863
Accrued liabilities	18,125	11,986
Current portion of payables related to Tax Receivable Agreement	589	606
Current portion of operating lease liabilities	705	647
Current portion of finance lease liabilities	30	30
Other current liabilities	567	75
Total current liabilities	33,684	20,207
Operating lease liabilities, net of current	6,843	7,419
Finance lease liabilities, net of current	77	100
Payables related to Tax Receivable Agreement	72,925	68,097
Other long-term liabilities	564	594
Total liabilities	114,093	96,417
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 31,094 shares issued and outstanding as of September 30, 2021 and 28,943 shares issued and outstanding as of December 31, 2020	311	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,820 shares issued and outstanding as of September 30, 2021 and 15,685 issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	195,862	180,415
Retained earnings	8,640	20,549
Total stockholders' equity attributable to Solaris	204,813	201,254
Non-controlling interest	95,863	114,225
Total stockholders' equity	300,676	315,479
Total liabilities and stockholders' equity	$414,769	$411,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
System rental	$16,091	$9,197	$44,063	$40,720
System services	32,990	10,855	68,317	35,231
Transloading services	86	310	239	1,039
Inventory software services	210	169	621	710
Total revenue	49,377	20,531	113,240	77,700

Operating costs and expenses:
Cost of system rental (excluding $6,250 and $6,052 and $18,578 and $18,087 of depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, respectively, shown separately) (1)	2,536	1,181	5,704	4,018
Cost of system services (excluding $234 and $172 and $596 and $803 of depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, respectively, shown separately) (1)	35,617	13,126	76,151	43,269
Cost of transloading services (excluding $0 and $0 and $0 and $411 of depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, respectively, shown separately) (1)	220	243	672	783
Cost of inventory software services (excluding $195 and $193 and $584 and $579 of depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, respectively, shown separately) (1)	87	97	289	364
Depreciation and amortization	6,842	6,594	20,288	20,378
Selling, general and administrative (excluding $163 and $177 and $530 and $498 of depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, respectively, shown separately) (1)	4,760	3,840	14,326	12,212
Impairment losses	—	—	—	47,828
Other operating (income) expense	(2,690)	1,856	(2,074)	5,329
Total operating costs and expenses	47,372	26,937	115,356	134,181
Operating income (loss)	2,005	(6,406)	(2,116)	(56,481)
Interest income (expense), net	(66)	(40)	(170)	36
Total other expense (income)	(66)	(40)	(170)	36
Income (loss) before income tax expense	1,939	(6,446)	(2,286)	(56,445)
Income tax (expense) benefit	(507)	843	(77)	8,193
Net income (loss)	1,432	(5,603)	(2,363)	(48,252)
Less: net (income) loss related to non-controlling interests	(558)	2,320	857	20,347
Net income (loss) attributable to Solaris	$874	$(3,283)	$(1,506)	$(27,905)

Income (loss) per share of Class A common stock – basic	$0.03	$(0.12)	$(0.06)	$(0.97)
Income (loss) per share of Class A common stock – diluted	$0.03	$(0.12)	$(0.06)	$(0.97)

Basic weighted-average shares of Class A common stock outstanding	31,058	28,787	30,671	28,912
Diluted weighted-average shares of Class A common stock outstanding	31,058	28,787	30,671	28,912

(1)The condensed consolidated statements of operations include stock-based compensation expense as follows:

Cost of system rental	$8	$(14)	$20	$16
Cost of system services	89	76	349	349
Cost of transloading services	4	4	17	11
Selling, general and administrative	1,254	1,011	3,521	3,356
Stock-based compensation expense	$1,355	$1,077	$3,907	$3,732

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2021
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2021	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,865	19	(1,865)	—	13,526	—	—	—	(13,545)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,184)	—	—	—	—	(1,184)
Stock option exercises	4	—	—	—	18	—	—	—	(6)	12
Stock-based compensation	—	—	—	—	854	—	—	—	418	1,272
Vesting of restricted stock	223	2	—	—	407	—	—	—	(409)	—
Cancelled shares withheld for taxes from RSU vesting	(57)	(1)	—	—	(146)	(319)	—	—	(207)	(673)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net loss	—	—	—	—	—	(1,169)	—	—	(756)	(1,925)
Balance at March 31, 2021	30,978	310	13,820	—	193,890	15,715	—	—	98,269	308,184
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(198)	—	—	—	—	(198)
Stock-based compensation	—	—	—	—	989	—	—	—	442	1,431
Vesting of restricted stock	8	—	—	—	15	—	—	—	(15)	—
Cancelled shares withheld for taxes from RSU vesting	(2)	—	—	—	(6)	(21)	—	—	(9)	(36)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net loss	—	—	—	—	—	(1,211)	—	—	(659)	(1,870)
Balance at June 30, 2021	30,984	310	13,820	—	194,690	11,137	—	—	96,577	302,714
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(9)	—	—	—	—	(9)
Stock-based compensation	—	—	—	—	991	—	—	—	441	1,432
Vesting of restricted stock	121	1	—	—	235	—	—	—	(236)	—
Cancelled shares withheld for taxes from RSU vesting	(11)	—	—	—	(45)	(16)	—	—	(26)	(87)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,355)	—	—	—	(3,355)
Net income	—	—	—	—	—	874	—	—	558	1,432
Balance at September 30, 2021	31,094	$311	13,820	$—	$195,862	$8,640	—	$—	$95,863	$300,676

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,363)	$(48,252)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,288	20,378
Loss on disposal of assets	113	1,439
Allowance for credit losses	630	2,880
Stock-based compensation	3,907	3,732
Amortization of debt issuance costs	132	132
Deferred income tax benefit	(273)	(8,299)
Impairment losses	—	47,828
Other	(153)	(151)
Changes in operating assets and liabilities:
Accounts receivable	(19,847)	17,630
Prepaid expenses and other assets	(3,266)	1,876
Inventories	(714)	(359)
Accounts payable	7,076	5,245
Accrued liabilities	6,167	(6,069)
Net cash provided by operating activities	11,697	38,010
Cash flows from investing activities:
Investment in property, plant and equipment	(13,702)	(2,901)
Cash received from insurance proceeds	35	53
Proceeds from disposal of assets	42	724
Net cash used in investing activities	(13,625)	(2,124)
Cash flows from financing activities:
Share repurchases	—	(26,717)
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(14,400)	(14,267)
Distribution to Solaris LLC unitholders for income tax withholding	—	(150)
Payments under finance leases	(23)	(24)
Payments under insurance premium financing	(410)	—
Proceeds from stock option exercises	12	64
Payments for shares withheld for taxes from RSU vesting and cancelled	(786)	(276)
Payments related to purchase of treasury stock	—	(454)
Net cash used in financing activities	(15,607)	(41,824)

Net decrease in cash	(17,535)	(5,938)
Cash at beginning of period	60,366	66,882
Cash at end of period	$42,831	$60,944

Non-cash activities
Operating:
Employee retention credit	$1,900	$—
Investing:
Capitalized depreciation in property, plant and equipment	2,260	359
Capitalized stock based compensation	228	198
Accrued capital expenditures	323	12
Property, plant and equipment additions transferred from inventory	958	359
Financing:
Insurance premium financing	410	—
Cash paid for:
Interest	99	99
Income Taxes	325	796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except share data)

1.    Organization and Background of Business

Description of Business

We design and manufacture specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. Our equipment and services are deployed in most of the active oil and natural gas basins in the United States.

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

COVID-19 and Global Economic and Market Conditions

The strain of coronavirus ("COVID-19") has caused, and continues to cause, severe disruptions to the U.S. and global economies, including the oil and gas industry and the demand for our products and services.

The degree to which COVID-19 and related events outside of our control adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the timing, extent, trajectory and duration of the COVID-19 pandemic, the emergence of new strains or variants of COVID-19, the continued development, availability and administration of effective treatments and vaccines and the impact of the COVID-19 pandemic on the global economy and any subsequent recovery of normal economic and operating conditions.

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

The most significant estimates relate to taxes, stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment, net realizable value of inventory, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

3.    Property, Plant and Equipment

Property, plant and equipment are stated at cost. We manufacture or construct most of our systems. During the manufacturing of these assets, they are reflected as systems in process until complete. Modifications to existing systems, including the expenditures for upgrades and enhancements that result in additional functionality, increased efficiency, or the extension of the estimated useful life, are capitalized. Property, plant and equipment consists of the following:

	September 30,	December 31,
	2021	2020
Systems and related equipment	$304.2	$299.4
Systems in process	17.7	12.6
Computer hardware and software	1.1	1.0
Machinery and equipment	5.4	5.3
Vehicles	5.1	3.6
Buildings	4.5	4.3
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$339.0	$327.2
Less: accumulated depreciation	(98.4)	(81.3)
Property, plant and equipment, net	$240.6	$245.9

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

The term of the 2019 Credit Agreement expires on April 26, 2022. The 2019 Credit Agreement requires that we prepay any outstanding borrowings under the Loan in the event our total leverage ratio is greater than 1.00 to 1.00 and our consolidated cash balance exceeds $20.0, taking into account certain adjustments. At September 30, 2021, we had no borrowings under the 2019 Credit Agreement outstanding and ability to draw $50.0.

Although there were no borrowings outstanding under the 2019 Credit Agreement, the applicable margin ranges from 1.75% to 2.50% for Eurodollar loans and 0.75% to 1.50% for alternate base rate loans, in each case depending on our total leverage ratio. The 2019 Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.25% to 0.375% depending upon the total leverage ratio. We were in compliance with all covenants in accordance with the 2019 Credit Agreement as of September 30, 2021.

5.    Equity

Dividends

Solaris LLC paid distributions totaling $4.8 and $4.8 to all Solaris LLC unitholders in the three months ended September 30, 2021 and 2020, respectively, of which $3.4 and $3.1 was paid to Solaris Inc. Solaris LLC paid distributions totaling $14.4 and $14.3 to all Solaris LLC unitholders in the nine months ended September 30, 2021 and 2020, respectively, of which $10.0 and $9.3 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of September 30, 2021, 2,452,821 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and nine months ended September 30, 2021 and 2020:

	Restricted Stock Awards
	2021	2020
Unvested at January 1,	703,115	627,251
Awarded	414,185	386,146
Vested	(223,275)	(141,700)
Forfeited	(5,388)	(32,845)
Unvested at March 31,	888,637	838,852
Awarded	3,376	10,194
Vested	(8,797)	(80,203)
Forfeited	(2,306)	(37,164)
Unvested at June 30,	880,910	731,679
Awarded	105,233	139,961
Vested	(121,235)	(137,490)
Forfeited	(3,426)	(29,537)
Unvested at September 30,	861,482	704,613

Of the unvested 861,482 shares of restricted stock, it is expected that 420,543 shares, 271,931 shares, and 169,008 shares will vest in 2022, 2023 and 2024, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $7.2 of unrecognized compensation expense related to unvested restricted stock as of September 30, 2021. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.2 years.

Income (Loss) Per Share

Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of income (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income (loss) per share:	2021	2020	2021	2020

Numerator
Net income (loss) attributable to Solaris	$0.9	$(3.3)	$(1.5)	$(27.9)
Income (loss) attributable to participating securities (1)	(0.1)	(0.1)	(0.3)	(0.2)
Net income (loss) attributable to common stockholders	$0.8	$(3.4)	$(1.8)	$(28.1)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	31,058	28,787	30,671	28,912
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income (loss) per share	31,058	28,787	30,671	28,912

Income (loss) per share of Class A common stock - basic	$0.03	$(0.12)	$(0.06)	$(0.97)
Income (loss) per share of Class A common stock - diluted	$0.03	$(0.12)	$(0.06)	$(0.97)

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Class B common stock	13,819	15,803	14,119	15,860
Restricted stock awards	868	703	839	718
Stock Options	7	13	10	16
Total	14,694	16,519	14,968	16,594

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

For the three months ended September 30, 2021 and 2020, we recognized a combined United States federal and state (expense)/benefit for income taxes of ($0.5) and $0.8, respectively. For the nine months ended September 30, 2021 and 2020, we recognized a combined United States federal and state (expense)/benefit for income taxes of ($0.1) and $8.2, respectively. The effective combined United States federal and state income tax rates were 26.2% and 13.1% for the three months ended September 30, 2021 and 2020, respectively. The effective combined United States federal and state income tax rates were 3.4% and 14.5% for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the three and nine months ended September 30, 2021 and 2020 the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three and nine months ended September 30, 2021, the Company recorded $3.1 of employee retention credits in other income on its consolidated income statements.  As of September 30, 2021, $1.2 of the credits have been received and $1.9 is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. The Company accounted for the employee retention credit as a government grant in accordance with ASU Topic 958, Not-for-Profit Entities – Revenue Recognition.

Payables Related to the Tax Receivable Agreement

In connection with Solaris Inc.’s initial public offering (the “IPO” or the “Offering”), Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC immediately prior to the IPO (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”) on May 17, 2017. This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder’s Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in Solaris LLC’s Second Amended and Restated Limited Liability Company Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of September 30, 2021 and December 31, 2020, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $73.5 and $68.7, respectively, $0.6 and $0.6 of which has been recorded as a current liability, respectively. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the nine months ended September 30, 2021.

7.  Concentrations

For the three months ended September 30, 2021, one customer accounted for 26% of the Company’s revenues. For the three months ended September 30, 2020, one customer accounted for 28% of the Company’s revenues. For the nine months ended September 30, 2021, one customer accounted for 24% of the Company’s revenues. For the nine months ended September 30, 2020, one customer accounted for 11% of the Company’s revenues. As of September 30, 2021, three customers accounted for 49% of the Company’s accounts receivable. As of December 31, 2020, four customers accounted for 42% of the Company’s accounts receivable.

For the three months ended September 30, 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the three months ended September 30, 2020, three suppliers accounted for 16%, 12%, and 10% of the Company’s total purchases. For the nine months ended September 30, 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the nine months ended September 30, 2020, one supplier accounted for 32% of the Company’s total purchases. As of September 30, 2021, no supplier accounted for 10% of the Company’s accounts payable. As of December 31, 2020, two suppliers accounted for 23% of the Company’s accounts payable.

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

See Note 9 “Related Party Transactions” for contingent payments related to contracts with customers.

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September 30, 2021 and 2020, Solaris LLC paid $0.3 and $0.2, respectively, for these services. For the nine months ended September 30, 2021 and 2020, Solaris LLC paid $0.6 and $0.6, respectively, for these services. As of September 30, 2021, and December 31, 2020, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of September 30, 2021 and December 31, 2020, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.5 as of September 30, 2021.

On March 26, 2021, THRC Holdings, LP (“THRC”), purchased shares representing an 8.7% ownership of the Company’s Class A common stock and 6.0% total shares outstanding as of September 30, 2021. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and FTS International and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”).  For the three and nine months ended September 30, 2021, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $3.0 and $9.1, respectively.  Accounts receivable related to THRC Affiliates as of September 30, 2021, were $1.9.  For the three and nine months ended

September 30, 2021, the Company recognized cost of services provided by THRC Affiliates of $1.8 and $2.8, respectively.  There were no accounts payable related to THRC Affiliates as of September 30, 2021.

In August 2021, the Company executed a three-year agreement with ProFrac and Cisco (the “ProFrac-Cisco Agreement”). The primary terms of the ProFrac-Cisco Agreement include provisions whereby (i) Solaris shall be ProFrac’s dedicated wellsite sand storage provider (“Services”), (ii) Solaris shall provide volume-based pricing to ProFrac for the Services and (iii) Solaris shall acquire certain equipment from Cisco (“Equipment”). During the third quarter of 2021, Solaris paid an initial $1.5 for the Equipment which was recognized in Property, plant and equipment. Solaris may be required to pay up to $4.5 in additional payments throughout the three-year term of the agreement contingent upon ProFrac meeting certain minimum Services revenue thresholds.

On October 1, 2021, the Company made payments totaling $0.6 for payables related to the Tax Receivable Agreement.

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

Overview

We design and manufacture specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers to drive efficiencies and reduce costs during the completion phase of well development. The majority of our revenue is currently derived from rental and services related to our patented mobile proppant and patent-pending water and chemical management systems that unload, store and deliver proppant and chemicals used in the hydraulic fracturing of oil and natural gas wells, as well as coordinating the delivery of proppant to the well site. Our systems are deployed in most of the active oil and natural gas basins in the United States.

Our service fleet currently consists of 158 mobile proppant management systems, 14 mobile chemical management systems and 17 mobile water management systems.

Recent Trends and Outlook

Demand for our products and services is predominantly influenced by the level of oil and natural gas well drilling and completion activity, which, in turn, is determined by the current and anticipated profitability of developing oil and natural gas reserves.

The oil and natural gas industry continues to recover from the impacts of the COVID-19 pandemic, which, beginning with the first quarter of 2020, drove extreme volatility in oil and natural gas commodity prices and activity. During this time period, WTI oil prices fell from $60 per barrel to under $20 per barrel during the second quarter of 2020 and have recovered to over $80 per barrel in October 2021. The Baker Hughes US Land rig count decreased 55% to 417 average rigs in 2020 from 920 average rigs in 2019. Since the start of 2021, the Baker Hughes US Land rig count has increased 50% to 515 rigs compared to a 41% increase in our fully utilized systems since the fourth quarter of 2020. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer. Further stabilization in oil and gas prices and activity will depend on multiple factors, including the ultimate pace of economic recovery, the success of COVID-19 vaccine rollouts, potential regulatory changes and the resulting supply-demand balance in oil and gas.

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

The Company expects capital expenditures for the full year 2021 to be approximately $20.0 million.

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenue
System rental	$16,091	$9,197	$6,894	$44,063	$40,720	$3,343
System services	32,990	10,855	22,135	68,317	35,231	33,086
Transloading services	86	310	(224)	239	1,039	(800)
Inventory software services	210	169	41	621	710	(89)
Total revenue	49,377	20,531	28,846	113,240	77,700	35,540
Operating costs and expenses:
Cost of system rental (excluding depreciation and amortization)	2,536	1,181	1,355	5,704	4,018	1,686
Cost of system services (excluding depreciation and amortization)	35,617	13,126	22,491	76,151	43,269	32,882
Cost of transloading services (excluding depreciation and amortization)	220	243	(23)	672	783	(111)
Cost of inventory software services (excluding depreciation and amortization)	87	97	(10)	289	364	(75)
Depreciation and amortization	6,842	6,594	248	20,288	20,378	(90)
Selling, general and administrative (excluding depreciation and amortization)	4,760	3,840	920	14,326	12,212	2,114
Impairment losses	—	—	—	—	47,828	(47,828)
Other operating (income) expense	(2,690)	1,856	(4,546)	(2,074)	5,329	(7,403)
Total operating costs and expenses	47,372	26,937	20,435	115,356	134,181	(18,825)
Operating income (loss)	2,005	(6,406)	8,411	(2,116)	(56,481)	54,365
Interest income (expense), net	(66)	(40)	(26)	(170)	36	(206)
Total other income (expense)	(66)	(40)	(26)	(170)	36	(206)
Income (loss) before income tax expense	1,939	(6,446)	8,385	(2,286)	(56,445)	54,159
(Expense) benefit for income taxes	(507)	843	(1,350)	(77)	8,193	(8,271)
Net income (loss)	1,432	(5,603)	7,035	(2,363)	(48,252)	45,888
Less: net (income) loss related to non-controlling interests	(558)	2,320	(2,878)	857	20,347	(19,490)
Net income (loss) attributable to Solaris	$874	$(3,283)	$4,157	$(1,506)	$(27,905)	$26,399

System Rental

System rental revenue increased $6.9 million, or 75%, to $16.1 million for the three months ended September 30, 2021 compared to $9.2 million for the three months ended September 30, 2020. System rental revenue increased $3.3 million, or 8%, to $44.1 million for the nine months ended September 30, 2021 compared to $40.7 million for the nine months ended September 30, 2020. The changes in system rental revenue are primarily related to increases in mobile proppant systems on a fully utilized basis, from 34 systems for the three months ended September 30, 2020 to 59 systems for the three months ended September 30, 2021, and from 46 systems for the nine months ended September 30, 2020 to 55 for the nine months ended September 30, 2021, in response to global oil market volatility.

Cost of system rental increased $1.4 million, or 115%, to $2.5 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020, excluding depreciation and amortization expense. Cost of system rental increased $1.7 million, or 42%, to $5.7 million for the nine months ended September 30, 2021 compared to $4.0 million for the nine months ended September 30, 2020, excluding depreciation and amortization expense. Cost of system rental increased primarily due to an increase in mobile proppant systems on a fully utilized basis. Cost of system rental as a percentage of system rental revenue was 16% and 13% for the three months ended September 30, 2021 and 2020, respectively and was 13% and 10% for the nine months ended September 30, 2021 and 2020, respectively.

System Services

System services revenue increased $22.1 million, or 204%, to $33.0 million for the three months ended September 30, 2021 compared to $10.9 million for the three months ended September 30, 2020. System services revenue increased $33.1 million, or 94%, to $68.3 million for the nine months ended September 30, 2021 compared to $35.2 million for the nine months ended September 30, 2020. System services revenue increased mainly due to an increase in last mile services provided to coordinate proppant delivered into our systems, as well as an increase in mobile proppant systems on a fully utilized basis.

Cost of system services increased $22.5 million, or 171%, to $35.6 million for the three months ended September 30, 2021 compared to $13.1 million for the three months ended September 30, 2020, excluding depreciation and amortization expense. Cost of system services increased $32.9 million, or 76%, to $76.2 million for the nine months ended September 30, 2021 compared to $43.3 million for the nine months ended September 30, 2020, excluding depreciation and amortization expense. Cost of system services increased mainly due to an increase in last mile services provided to coordinate proppant delivered to systems as well as an increase in fully utilized systems. Cost of system services as a percentage of system services revenue was 108% and 121% for the three months ended September 30, 2021 and 2020, respectively and was 111% and 123% for the nine months ended September 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 24%, to $4.8 million for the three months ended September 30, 2021 compared to $3.8 million for the three months ended September 30, 2020, excluding depreciation and amortization. Selling, general and administrative expenses increased $2.1 million, or 17%, to $14.3 million for the nine months ended September 30, 2021 compared to $12.2 million for the nine months ended September 30, 2020, excluding depreciation and amortization expense. Selling, general and administrative expenses increased due primarily to increases in headcount and professional fees.

Other Operating (Income) Expense

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the three and nine months ended September 30, 2021, the Company recorded $3.1 million of employee retention credits in other income on its consolidated income statements.  As of September 30, 2021, $1.2 million of the credits have been received and $1.9 million is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received.

Impairment Losses

As a result of risks and uncertainties associated with volatility in global oil markets driven by significant reductions in demand for oil due to COVID-19 and certain actions by oil producers globally and the expected impact on our businesses, operations, earnings and results, we recorded impairment losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, ROU assets, inventories and other assets, respectively, in the nine months ended September 30, 2020. We did not record impairment losses in the three or nine months ended September 30, 2021, respectively, nor for the three months ended September 30, 2020.

Provision for Income Taxes

During the three months ended September 30, 2021, we recognized a combined United States federal and state expense for income taxes of $0.5 million, a decrease of $1.3 million as compared to the $0.8 million income tax benefit we recognized during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recognized a combined United States federal and state expense for income taxes of $0.1 million, a decrease of $8.3 million as compared to the $8.2 million income tax benefit we recognized during the nine months ended September 30, 2020. This change was attributable to lower operating losses. The effective combined United States federal and state income tax rates were 26.2% and 13.1% for the three months ended September 30, 2021 and 2020, respectively. The effective combined United States federal and state income tax rates were 3.4% and 14.5% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Net loss	$1,432	$(5,603)	$7,035	$(2,363)	$(48,252)	$45,889
Depreciation and amortization	6,842	6,594	248	20,288	20,378	(90)
Interest (income) expense, net	66	40	26	170	(36)	206
Income taxes (1)	507	(843)	1,350	77	(8,193)	8,270
EBITDA	$8,847	$188	$8,659	$18,172	$(36,103)	$54,275
Stock-based compensation expense (2)	1,355	1,077	278	3,907	3,732	175
Employee retention credit (3)	(2,992)	—	(2,992)	(2,992)	—	(2,992)
Loss on disposal of assets	(4)	38	(42)	113	1,451	(1,338)
Impairment loss	—	—	—	—	47,828	(47,828)
Severance expense	41	3	38	41	542	(501)
Credit losses	30	1,246	(1,216)	630	2,698	(2,068)
Other write-offs (4)	—	586	(586)	—	589	(589)
Transaction costs (5)	385	—	385	409	—	409
Adjusted EBITDA	$7,662	$3,138	$4,524	$20,280	$20,737	$(457)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Employee retention credit as part of Consolidated Appropriations Act of 2021, net of administrative fees.

(4)	Write-off of prepaid and cancelled purchase orders in the three and nine months ended September 30, 2020.
(5)	Costs related to the evaluation of potential acquisitions.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020: EBITDA and Adjusted EBITDA

EBITDA increased $8.7 million to $8.8 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020. Adjusted EBITDA increased $4.5 million to $7.7 million for the three months ended September 30, 2021 compared to $3.1 million for the three months ended September 30, 2020. EBITDA increased $54.3 million to $18.2 million for the nine months ended September 30, 2021 compared to ($36.1) million for the nine months ended September 30, 2020. Adjusted EBITDA decreased $0.4 million to $20.3 million for the nine months ended September 30, 2021 compared to $20.7 million for the nine months ended September 30, 2020. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

SYSTEM GROSS MARGIN

We view System Gross Margin as an important indicator of performance. We define System Gross Margin as system rental and system services revenues, less the costs of system rental and system services, excluding depreciation and amortization, and evaluate our performance on that combined basis. System Gross Margin should not be considered in isolation or as substitutes for an analysis of our results of operation and financial condition as reported in accordance with accounting standards generally accepted in the United States (“GAAP”). The following table presents a calculation of System Gross Margin for each of the periods indicated.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020: System Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

System revenue:
System rental	$16,091	$9,197	$44,063	$40,720
System services	32,990	10,855	68,317	35,231
Total system revenue	$49,081	$20,052	$112,380	$75,951

System operating costs and expenses:
Cost of system rental, excluding depreciation and amortization	$2,536	$1,181	$5,704	$4,018
Cost of system services, excluding depreciation and amortization	35,617	13,126	76,151	43,269
Total system costs and expenses	$38,153	$14,307	$81,855	$47,287

System gross margin	$10,928	$5,745	$30,525	$28,664

Average fully utilized systems	59	34	55	46

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

As of September 30, 2021, cash and cash equivalents totaled $42.8 million. We have no borrowings outstanding under our 2019 Credit Agreement and have $50.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our 2019 Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Net cash provided by operating activities	$11,697	$38,010	$(26,313)
Net cash used in investing activities	(13,625)	(2,124)	(11,501)
Net cash used in financing activities	(15,607)	(41,824)	26,217
Net change in cash	$(17,535)	$(5,938)	$(11,597)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $38.0 million for the nine months ended September 30, 2020. The decrease of $26.3 million in operating cash flow was primarily attributable to changes in working capital.

Investing Activities. Net cash used in investing activities was $13.6 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $2.1 million for the nine months ended September 30, 2020. The increase in investing activities of $11.5 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $15.6 million for the nine months ended September 30, 2021 was primarily related to quarterly dividends of $14.4 million and $0.7 million of payments related to vesting of stock-based compensation. Net cash used in financing activities of $41.8 million for the nine months ended September 30, 2020 was primarily related to $26.7 million of share repurchases and quarterly dividends of $14.3 million.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Debt” to our condensed consolidated financial statements as of September 30, 2021, for a discussion of our senior secured credit facility.

Contractual Obligations

We had no material changes in our contractual commitments and obligations during the three months ended September 30, 2021 from the amounts listed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021. See Note 4 “Debt” and Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

We had no material changes in our critical accounting policies and estimates during the three months ended September 30, 2021 from the amounts listed under Part II, Item 7 “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

See Note 2. “Summary of Significant Accounting Policies – Recently Issued Accounting Standards” to our condensed consolidated financial statements as of September 30, 2021, for a discussion of recently issued accounting standards.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2021, three customers collectively accounted for 49% of our total accounts receivable. As of December 31, 2020, four customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
July 1 - July 31	—	$—
August 1 - August 31	11,253	7.46
September 1 - September 30	—	—
Total	11,253	$7.46

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

November 1, 2021	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 1, 2021	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)