Form 10-K
period 2021-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2022-02-24
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2021: $301,698,167

As of February 18, 2022, the registrant had 31,993,107 shares of Class A common stock, $0.01 par value per share, and 13,768,517 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry and uncertainty regarding the future actions of oil producers;
●	developments in the global economy, including the ongoing COVID-19 pandemic, and the resulting impacts to the demand and supply for oil and natural gas or volatility of oil and natural gas prices;
●	operational challenges relating to the COVID-19 pandemic;
●	uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risk, including changes in market price and availability of materials;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;

●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	changes in our tax status;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Item 1.      Business

Our Company

We are a Houston, Texas based business that designs and manufactures specialized, all-electric equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies, which in turn reduces development costs and environmental impact. Our equipment and services are deployed in most of the active oil and natural gas basins in the United States.

We believe our continual product innovation is one of our main competitive advantages. We specialize in developing all-electric equipment that automates the low pressure section of oil and gas well completion sites. We believe all-electric equipment operates more efficiently than traditional equipment, is more reliable, safer and lowers the environmental and operating footprint required to develop oil and gas. We also believe that automation improves operational efficiency by reducing errors, waste and headcount required on well sites, which lowers costs and improves safety.

We manage and report our operations as a single business. Our fleet has grown from consisting of our legacy mobile proppant management systems to multiple types of all-electric, automated equipment designed to efficiently store, move and blend sand and fluids on the low pressure side of well completion sites.

The number of our legacy mobile proppant management systems fully utilized and deployed has been our traditional measure of activity, as historically one mobile proppant management system would follow one hydraulic fracturing (frac) crew, on average. While we still use this metric as an important measure of our activity today, we have expanded our revenue sources through new technology and offerings that work in conjunction with our legacy systems, including our turnkey last mile logistics management services, our AutoBlend™ integrated electric blender, our proprietary top fill equipment to enable quick unloading from bottom drop trucks, our fluid management systems and our proprietary Solaris Lens® software.

Our Properties

We own or lease various facilities including our corporate headquarters in Houston, Texas, manuafacturing facility in Early, Texas and a transloading facility in Kingfisher, Oklahoma.

Suppliers

We have built long-term relationships with third-party suppliers to both transport equipment and products and provide certain materials used in the manufacturing and maintenance of our systems. During the year ended December 31, 2021, no supplier accounted for more than 10% of our total spending, and during the year ended December 31, 2020, one supplier, Automatize Logistics, LLC, a provider of third party trucking services, accounted for approximately 24% of our total spending.

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

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. For the year ended December 31, 2021, Liberty Oilfield Services, LLC accounted for approximately 26% of our total revenue. For the year ended December 31, 2020, Devon Energy Corporation accounted for approximately 14% of our total revenue.

Competition

The oil and natural gas services industry is highly competitive. We have numerous competitors, including those with integrated offerings. Our main competitors include U.S. Silica, Liberty Oilfield Services, LLC, and Hi-Crush Partners LP. Some of these companies may be customers of ours on certain jobs while also utilizing their own equipment on other jobs.

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

Seasonality

Our business is not significantly impacted by seasonality, although our business may be impacted by holidays, inclement weather, and our clients’ budget cycles, during which we may experience declines in our operating results.

For a discussion of the impact of weather on our operations, please see Item 1A. “Risk Factors—Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”

Human Capital

We believe that our employees are the foundation to fostering our innovative culture, the safe operation of our assets and delivery of services to our customers. We foster a collaborative and inclusive work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2021, we employed 179 employees overall, who were employed pursuant to an administrative services agreement that primarily supports our operations. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Diversity and Inclusion

We are committed to fostering a work environment in which all employees treat each other with dignity and respect and are continually striving to attract a diverse workforce. Our employee demographic profile allows us to promote inclusion of thought, skill, knowledge, and culture across our operations to achieve our social obligations, commitments and to drive enhanced decision making and execution for the business. We are proud of the diversity of our workforce and promote inclusion at all levels of our organization. As of December 31, 2021:

(1)	Females represented approximately 15% of our organization and 25% of supervisory or managerial roles.
(2)	Minorities represented 35% of our organization and 23% of supervisory or managerial roles.

Health and Safety

Safety is a core value of ours and begins with the protection of our employees. We value people above all else and remain committed to making their safety and health our top priority. To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated system of policies, practices, and controls, including requirements to complete detailed safety and regulatory compliance training on a regularly scheduled basis for all applicable individuals.

With respect to COVID-19, the safety of our employees is our top priority, and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We implemented several policies and provided employee training to help maintain the health and safety of our workforce. Working remotely and under our revised policies has not impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of COVID-19 on our business or operations.

Recruiting and Turnover

In order to recruit and maintain a workforce that is high-quality and diverse, we have personnel devoted to recruiting and retention, online job postings and recruiting programs, such as job fairs and other recruiting events, which we have established at academic and professional institutions for roles at all levels.

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may, among other things require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

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
(8)	the Endangered Species Act, which restricts activities that may affect existing or previously unidentified federally listed endangered and threatened species or their habitats by the implementation of new or existing operating restrictions or a temporary, seasonal, or permanent ban in affected areas; and
(9)	the U.S. Department of Transportation (“DOT”) regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

Certain of these federal environmental laws such as CERCLA and the RCRA, as well as analogous state laws impose joint and several strict liability for costs required to clean up and restore properties where pollutants have been released regardless of whom may have caused the harm or whether the activity was performed in compliance with all applicable laws. States also adopt and implement their own environmental laws and regulations, which may be more stringent than federal requirements. Many of the properties owned or leased by us were previously operated by third parties whose management, disposal or release of materials and wastes was not under our control. Private parties, including the owners of properties that we lease or upon which we conduct our services for our customers as well as facilities where our materials or wastes are taken for recycling or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations and such costs may have a material adverse effect on our business and operational results in the future.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of regulatory initiatives to which we are subject to include the following:

(1)	Hydraulic Fracturing. At the federal level, the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities and released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Notwithstanding these recent legal developments, further administrative and regulatory restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of hydraulic fracturing activities. Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.
(2)	Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Moreover, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events, as was the case in the latter half of 2021 in the Permian Basin of Texas and has been the case over the past several years in central Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
(3)	Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone and, in December 2020, published notice of a final action, upon conducting a periodic review of the ozone standard, electing to retain the 2015 ozone NAAQS in 2020 without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
(4)	Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has made the combat of climate change a priority in his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. Federal regulatory initiatives have focused on establishing rules impacting the oil and gas sector and relating to permitting, monitoring, reporting or restricting GHG emissions, such as methane. Since 2016, there has been considerable uncertainty surrounding regulation of the emissions of methane, with the Obama, Trump and Biden Administrations each implementing or, in the case of the Biden Administration, proposing to implement, versions of performance standards with varying restrictions on methane emissions from sources in the oil and gas industry. Most recently, in January 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector. U.S. Congress also passed, and President Biden signed into law, a revocation of the Trump Administration’s 2020 rulemaking in respect of these standards and effectively reinstating the Obama Administration’s 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound emissions in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. The EPA anticipates issuing a final rule before end-of-year 2022. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least

30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time. In other political actions, President Biden issued an executive order in January 2021 suspending new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, our and our customers’ access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting or eliminating access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for acquisition, exploration, development, production, transportation, and processing activities, which could impact our service-related business and operations. To the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Furthermore, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date and we cannot predict what any such rules may require. To the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Separately, the U.S. Securities and Exchange Commisision (the “SEC”) has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC was to allege that an issuer’s existing climate disclosures were misleading or deficient.

Finally, increasing concentrations of GHG in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or our production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. The OSHA’s hazard communication standard, the EPA’s Emergency Planning and Community Right-to-Know Act and comparable state regulations and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. Additionally, there are legal requirements relating to human exposure to crystalline silica that are applicable to certain of our operations. For example, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica as well as other regulatory initiatives protective of our employees, including in connection with hydraulic fracturing-related activities. These workplace legal requirements remain subject to future change, including in respect of permissible exposure limits, required controls and personal protective equipment. Further, the inhalation of respirable crystalline silica is associated with health risks including, for example, the lung disease silicosis and these health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers' use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or the filing of lawsuits naming us as a defendant, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.

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

As of December 31, 2021, we had six issued patents in the United States, five corollary patents issued in Canada and two corollary patents issued in Mexico; two utility patent applications in the United States, two in Canada, and one in Mexico. Each patent and patent application relates to our systems and services and other technologies. Our issued patents expire, if all of the maintenance fees are paid, between 2032 and 2039. We cannot assure you that any of our patent applications will result in the issuance of a patent, or whether the examination process will require us to narrow our claims. In addition, any patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

The demand for our products and services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Among other factors, increased production from major oil producing nations and decreasing availability of crude oil storage and geopolitical issues can contribute to volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease or remain stagnant) and affect the spending patterns of our customers resulting in the drilling of fewer new wells. As a result, demand for proppants or chemicals may decrease, which could, in turn, lead to lower demand for our products and services and may cause lower prices and lower utilization of our assets. We have, and may in the future, experienced significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices.

Events outside of our control, including a pandemic or outbreak of an infectious disease, political unrest and economic recessions occurring around the globe, could materially adversely affect our business, liquidity, results of operations and financial condition.

We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:

●	(i) the ongoing COVID-19 pandemic and the extent to which it has caused business disruptions, disrupted the oil and gas industry and global supply chains, negatively impacted the global economy, reduced global demand for oil and gas and created significant volatility and disruption of financial and commodity markets;
●	(ii) the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities around the globe, including in the Middle East

The degree to which events outside of our control adversely impact our results will also depend on future developments, which are highly uncertain and cannot be predicted.

These and other factors can, individually or collectively contribute to unprecedented negative global economic impacts, including a significant decrease in demand. While we expect these matters discussed above will continue to disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

We face significant competition that may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.

The market for supply chain management and well site logistic services is becoming increasingly competitive. We face competition from proppant producers, pressure pumping companies and proppant transporters who also offer solutions for unloading, storing and delivering proppant at well sites and also from competitors who, like us, are focused on developing more efficient last mile logistics management solutions. Some of these solutions utilize containers for on-site proppant storage and handling delivery, while others use silo-based storage as we do. Some of our competitors have greater financial and other resources than we do and may develop technology superior to ours or more cost-effective than ours. Competition in our industry and for our products is thus based on price, consistency and quality of products, distribution capability, customer service, reliability, breadth of product offering and technical support. If our competitors are able to respond to industry conditions or trends more rapidly or effectively or resort to price competition, or if we are unable to gain market acceptance of new product offerings, we may be unable to gain or maintain our market share or may lose market share or operating profit, which could have an adverse effect on our business, results of operations and financial condition.

Changes in the transportation industry, including the availability or reliability of transportation to supply our products and services, fluctuations in transportation costs, or changes in the way in which proppant or chemicals are transported to the well site, could impair the ability of our customers to take delivery of proppant or chemicals or make our products and services less attractive and thereby adversely impact our business.

The transportation industry is subject to possible legislative and regulatory changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services, whether due in part to insufficient availability of workers to provide adequate levels of staffing, insufficient replacement vehicles, parts or other commodities from our third-party vendors in the supply chain, or otherwise. Disruption of transportation services due to factors outside of our control, including shortages of rail cars or trucks, insufficient available workforce or supply chain-provided commodities, increased costs associated with transportation services, extreme weather-related events, accidents, strikes, lockouts, increased regulation, more stringent railcar or safety regulatory initiatives, or other events could temporarily impair the ability of our customers to take delivery of our systems and proppant or chemicals at the well site or affect the provision of last mile services. Accordingly, if there are disruptions of the products or services utilized by our customers (whether these products or services are provided by us or a third party vendor), and they are unable to find alternative transportation providers, our business could be adversely affected. Additionally, alternative transportation methods for transporting and delivering proppant or chemicals to the well site could make our product offerings and services less attractive than those of our competitors and affect our results of operations.

Our business is subject to inherent risks some of which are beyond our control such as disasters and extreme or seasonal weather events. These risks may be self-insured or may not be fully covered under our insurance policies.

Our assets and operations may be affected by natural or man-made disasters and other external events such as extreme weather events associated with tornados, extreme periods of drought or otherwise that may disrupt our business, including manufacturing and field operations. Further, because our operations are located in different regions of the United States, there exists variability in seasonal weather events, which may include periods of heavy snow, ice or rain. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension or cancellation of operations by us or our customers, thereby reducing the demand for our systems and services and our ability to generate revenues. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

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

We derive, and may continue to derive, a significant portion of our revenue from a relatively small number of customers and the operations of our customers have and may continue to experience delays or disruptions and temporary suspensions of operations. We typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

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

We are subject to cyber security risks and potential interruptions or failures in our information technology systems, the occurrence of which could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital and information technologies and infrastructure to support our business, deliver our systems and perform many of our services and to process and record financial and operating data. Additionally, in the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. This could result in significant losses, loss of customers and business opportunities, reputation damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. Our systems and controls for protecting against cyber security risks, and those used by our business partners, may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our systems may also be susceptible to outages due to fire, floods, power loss, usage errors by employees, computer viruses or other breaches. Any material disruption in our information technology systems or systems that affect our business operations, delays or difficulties in implementing or integrating new systems or enhancing current systems, or any vulnerabilities rending data or systems unusable following any mandated remote work situations, could have an adverse effect on our business and results of operations.

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

Industry conditions are influenced by numerous factors over which we have no control, including:

●	expected economic returns to E&P companies of new well completions;
●	global political and economic conditions and supply of and demand for oil and natural gas;
●	the level of prices, and expectations about future prices, of oil and natural gas;
●	the level of global oil and natural gas exploration and production, and inventories;
●	the supply of and demand for hydraulic fracturing equipment and consummables in the United States, including the supply and demand for lower emissions hydraulic fracturing equipment;
●	the supply of consumables used in hydraulic fracturing, including proppant and water;
●	federal, state and local regulation of hydraulic fracturing and exploration and production activities;

●	United States federal, tribal, state and local and non-United States governmental laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
●	changes in the transportation industry that services our business, including the price and availability of transportation;
●	the supply and demand dynamics for crude oil and natural gas, which may be impacted by actions of global hydrocarbon producers, including members of OPEC;
●	global or national health concerns including health epidemics;
●	political or civil unrest in the United States or elsewhere;
●	stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption; and
●	the potential acceleration of development of alternative fuels or sources of energy.

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

Our Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Agreement.

Our Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions. Our Credit Agreement contains certain financial covenants, including a certain leverage ratio and a certain minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements." Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of our Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Our ability to use net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2021, the Company had approximately $223.7 million of federal net operating loss carryovers and $49.9 million of state net operating loss carryovers. $157.9 million of such federal net operating loss carryovers have no expiration date and the remaining federal and net operating loss carryovers expire in 2037. $26.0 million of such state net operating loss carryovers will expire in varying amounts beginning in 2037. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than

50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

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

Although we do not directly engage in hydraulic fracturing, our operational services support our E&P customers in such activities. The practice continues to be controversial, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. Additionally, with concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. Our customers' inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their exploration and production operations and result in a corresponding reduction in demand for our services. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these hydraulic fracturing, seismicity and water availability matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing, seismic activities, or leasing activities on federal properties, or the inability of our customers to maintain adequate water supplies could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations and the operations of our customers are subject to stringent federal, tribal, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, endangered or threatened species or their habitat and migratory birds, and the management, transportation and disposal of wastes and other materials. In addition, our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our management, transportation and disposal of regulated materials, such as oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. Additionally, our operations are subject to legal requirements whose purpose is to protect the health and safety of our workers including, for example, standards relating to human exposure to crystalline silica as a result of hydraulic fracturing-related activities. Failure to comply with environmental and occupational safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory, remedial and curative requirements or the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining future operations in affected areas. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these matters.

Our costs to comply with existing or any new environmental or occupational health and safety laws, regulations and executive actions could impact us and our customers, increase the costs associated with our business or reduce demand for our services, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our and our customers' operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our E&P customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. Moreover, climate change-related regulatory initiatives to reduce carbon-based emissions may result in fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas, which could reduce demand for the oil and natural gas our customers produce and reduce the demand for our products and services. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows and revenues.

Increasing attention to environmental, social and governance (“ESG”) matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

As part of our ongoing effort to enhance our ESG practices, management regularly reports to our Board of Directors regarding our ESG policies. The goal is to integrate actions taken currently by us regarding ESG issues, to assure corporate governance for a complex assessment of the environmental impact of our products and activities, and to set a framework for the identification of sustainable development risks. While we may elect to seek out various voluntary ESG targets now or in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our or our customers’ access to capital for potential growth projects, which can adversely affect our business. Further, while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition or results of operations.

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

Solaris Inc. is a holding company and has no material assets other than its equity interest in Solaris LLC. Solaris Inc. has no independent means of generating revenue. To the extent that Solaris Inc. needs funds, including making payments under the Tax Receivable Agreement, and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the Credit Agreement or any future financing arrangements, or are otherwise unable to provide such funds, Solaris Inc.’s liquidity and financial condition could be materially adversely affected.

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

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) own a substantial majority of our Class B common stock, which represents approximately 31% of our combined economic interest and voting power.

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

In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see "—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement."

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations promulgated thereunder. As a result, the exclusive forum provision will not apply to actions arising under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations promulgated thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the exclusive forum provision would apply to actions arising under the Securities Act or the rules and regulations promulgated thereunder, except to the extent a particular action fell within the exception for covered class actions or the exception in the certificate of incorporation described above otherwise applied to such action, which could occur if, for example, the action also involved claims under the Exchange Act. Stockholders will not be deemed, by operation of Article 14 of the certificate of incorporation alone, to have waived claims arising under the federal securities laws and the rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Solaris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.

In connection with the closing of the IPO, Solaris Inc. entered into a Tax Receivable Agreement with the TRA Holders (as defined herein). For additional information, see “Payables Related to the Tax Receivable Agreement” in Note 10. “Income Taxes” and Note. 13 “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.

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

For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $82.8 million (calculated using a discount rate equal to one year LIBOR plus 100 basis points, applied against an undiscounted liability of $87.2 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2021). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Additionally, for as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (ii) provide certain disclosures regarding executive compensation required of larger public companies; or (iii) hold nonbinding advisory votes on executive compensation.

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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are subject to various and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

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

As of February 18, 2022, we had approximately 4 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 18, 2022, we had 15 holders of record of our Class B common stock.

Dividend Policy

During the year ended December 31, 2021, the Company paid quarterly cash dividends of $0.105 per share of Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

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

250
225
200
175
150
125
100
75
50
25
0
S&P 500
SOI
OSX
May-17
Jul-17
Sep-17
Nov-17
Jan-18
Mar-18
May-18
Jul-18
Sep-18
Nov-18
Jan-19
Mar-19
May-19
Jul-19
Sep-19
Nov-19
Jan-20
Mar-20
May-20
Jul-20
Sep-20
Nov-20
Jan-21
Mar-21
May-21
Jul-21
Sep-21
Nov-21
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

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2021 and the average price paid per share:

	Total Number of		Average Price
	Shares		Paid Per
Period	Purchased		Share
January 1 - January 31	—		$—
February 1 - February 28	—		—
March 1 - March 31	57,026	(1)	11.78
April 1 - April 30	504	(1)	12.82
May 1 - May 31	—		—
June 1 - June 30	1,820	(1)	11.67
July 1 - July 31	—		—
August 1 - August 31	11,253	(1)	7.46
September 1 - September 30	—		—
October 1 - October 31	—		—
November 1 - November 30	—		—
December 1 - December 31	—		—
Total	70,603		$11.10

(1)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Sales of Unregistered Equity Securities

None.

Item 6.        Reserved

Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

We design and manufacture specialized equipment, which combined with field technician support, logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers to drive efficiencies and reduce oil and gas development costs and environmental impact. The majority of our revenue is currently derived from providing equipment and services related to our mobile proppant and fluid management systems and our last mile logistics management services. We also generate revenue from new technology and offerings that work in conjunction with our mobile proppant and fluid management systems, including our AutoBlend™ integrated electric blender and proprietary top fill equipment. Our systems and equipment are deployed in most of the active oil and natural gas basins in the United States.

Recent Trends and Outlook

The oil and natural gas industry is continuing its broad recovery since 2020, as global supply and demand dynamics are improving. Tightening supply fundamentals, together with growing global demand, drove WTI oil prices to a high of over $90 per barrel in February 2022 from $52 in January 2021. While the improvement in commodity prices has driven an increase in drilling and completion activity in North America, overall activity levels in North America have been impacted by capital discipline among many operators.

North American land activity improved throughout 2021 as the Baker Hughes Land rig count increased 66% since the start of the year to 571 rigs at year-end, compared to a 49% increase in our fully utilized systems since the fourth quarter of 2020. Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including any further supply chain disruptions or potential regulatory changes. Recent consolidation amongst some of our E&P and oil service customers combined with financial discipline from publicly traded energy companies has reduced industry-wide capital spending, resulting in activity levels that remain below pre-pandemic levels despite the recovery in commodity prices. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended
	December 31,
	2021	2020	Change

	(in thousands)

Revenue	$159,189	$102,976	$56,213
Operating costs and expenses:
Cost of services (exclusive of depreciation)	115,459	65,764	49,695
Depreciation and amortization	27,210	27,021	189
Selling, general and administrative	19,264	16,481	2,783
Impairment losses	—	47,828	(47,828)
Other operating (income) expenses	(2,357)	5,782	(8,139)
Total operating costs and expenses	159,576	162,876	(3,300)
Operating loss	(387)	(59,900)	59,513
Interest expense, net	(247)	(162)	(85)
Total other expense	(247)	(162)	(85)
Loss before income tax expense	(634)	(60,062)	59,428
Benefit (provision) for income taxes	(626)	8,969	(9,595)
Net loss	(1,260)	(51,093)	49,833
Less: net loss related to non-controlling interests	392	21,752	(21,360)
Net loss attributable to Solaris	$(868)	$(29,341)	$28,473

Revenue

Revenue increased $56.2 million, or 55%, to $159.2 million for the year ended December 31, 2021 compared to $103.0 million for the year ended December 31, 2020. Revenue increased mainly due to an increase increase in demand for our products and services. Mobile proppant systems on a fully utilized basis increased from 45 systems for the year ended December 31, 2020 to 57 systems for the year ended December 31, 2021, in response to higher overall activity levels of our customers, driven primarily by stronger commodity prices.

Cost of Services

Cost of services, excluding depreciation and amortization expense increased $49.7 million, or 76%, to $115.5 million for the year ended December 31, 2021 compared to $65.8 million for the year ended December 31, 2020. The increase was primarily due to operating costs related to an increase in demand for our products and services. Cost of services as a percentage of revenue was 73% and 64% for the year ended December 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding depreciation and amortization increased $2.8 million, or 17%, to $19.3 million for the year ended December 31, 2021 compared to $16.5 million for the year ended December 31, 2020. The increase is primarily due to increases in headcount and professional fees.

Impairment Losses

As a result of risks and uncertainties associated with volatility in global oil markets, which were exacerbated by COVID-19, and the expected impact on our business, results of operations and earnings, we recorded impairment losses and other charges of $37.8 million, $4.2 million, $2.8 million, $2.6 million and $0.4 million in relation to property, plant and equipment, goodwill, right of use assets, and inventories and other assets, respectively, in the year ended December 31, 2020. We did not record impairment losses in the year ended December 31, 2021.

Other Operating (Income) Expense

Other operating (income) expense decreased $8.1 million, or 140% to income of $2.4 million for the year ended December 31, 2021 compared to the expense of $5.8 million for the year ended December 31, 2020. The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $3.1 million of employee retention credits in other income on its consolidated income statements. As of December 31, 2021, $1.2 million of the credits have been received and $1.9 million is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. Other operating expenses in the year ended December 31, 2020 primarily relate to credit losses, loss on disposal of assets, severance costs and the write off of prepaid purchase orders that were not fulfilled.

Provision for Income Taxes

During the year ended December 31, 2021, we recognized a combined United States federal and state expense for income taxes of $0.6 million, an increase of $9.6 million as compared to the $9.0 million income tax benefit we recognized during the year ended December 31, 2020. This change was attributable to lower operating losses. The effective combined United States federal and state income tax rates were (98.7)% and 14.9% for the year ended December 31, 2021 and 2020, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes. The effective tax rate for 2021 was higher than the effective tax rate for 2020 primarily due to the impact of permanent differences on a smaller operating loss.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Year ended
	December 31,
	2021	2020	Change

	(in thousands)

Net loss	$(1,260)	$(51,093)	$49,833
Depreciation and amortization	27,210	27,021	189
Interest expense, net	247	162	85
Income taxes (1)	626	(8,969)	9,595
EBITDA	$26,823	$(32,879)	$59,702
Stock-based compensation expense (2)	5,210	4,735	475
Employee retention credit (3)	(2,957)	—	(2,957)
Loss on disposal of assets	125	1,428	(1,303)
Impairment loss	—	47,828	(47,828)
Severance	41	547	(506)
Credit losses	365	2,728	(2,363)
Other write-offs (4)	—	601	(601)
Transaction costs (5)	459	603	(144)
Adjusted EBITDA	$30,066	$25,591	$4,475
(1)	Federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock.
(3)	Employee retention credit as part of the Consolidated Appropriations Act of 2021, net of administrative fees.
(4)	Write-off of prepaid and cancelled purchase orders in the year ended December 31, 2020.
(5)	Costs related to the evaluation of potential acquisitions.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020: EBITDA and Adjusted EBITDA

EBITDA increased $59.7 million to $26.9 million for the year ended December 31, 2021 compared to $(32.9) million for the year ended December 31, 2020. Adjusted EBITDA increased $4.5 million to $30.1 million for the year ended December 31, 2021 compared to $25.6 million for the year ended December 31, 2020. The increases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of December 31, 2021, cash and cash equivalents totaled $36.5 million. We have no borrowings outstanding under our Credit Agreement and have $50.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next 12 months. See Note 8. “Senior Secured Credit Facility” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2021	2020	2021 vs. 2020

	(in thousands)
Net cash provided by operating activities	$16,473	$43,853	$(27,380)
Net cash used in investing activities	(19,524)	(3,775)	(15,749)
Net cash used in financing activities	(20,818)	(46,594)	25,776
Net change in cash	$(23,869)	$(6,516)	$(17,353)

Analysis of Cash Flow Changes for Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Operating Activities. Net cash provided by operating activities was $16.5 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $43.9 million for the year ended December 31, 2020. The decrease of $27.4 million in operating cash flow was primarily attributable to changes in working capital, including an increase in accounts receivable and prepaid expenses.

Investing Activities. Net cash used in investing activities was $19.5 million for the year ended December 31, 2021, compared to $3.8 million for the year ended December 31, 2020. The increase in investing activities of $15.7 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $20.8 million for the year ended December 31, 2021, was primarily related to quarterly dividends of $19.2 million and $0.8 million of payments related to vesting of stock-based compensation. Net cash used in financing activities of $46.6 million for the year ended December 31, 2020 was primarily related to $26.7 million of share repurchases and quarterly distributions and dividends of $19.0 million.

Future sources and uses of cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of December 31, 2021, except for purchase commitments under supply agreements disclosed below.

In 2022, we expect to pay approximately $0.2 million in commitment fees on our Credit Agreement, calculated based on the unused portion of lender commitments, at the applicable commitment fee rates of 0.25% and 0.375%.

We currently expect to make payments of approximately $1.2 million under the Tax Receivable Agreement within the next twelve months. Future amounts payable under the Tax Receivable Agreement are dependent upon future events. See Note 10. “Income Taxes” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Tax Receivable Agreement.

See Note 7. “Leases” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding scheduled maturities of finance and operating leases.

As of December 31, 2021, we had purchase obligations of approximately $9.3 million payable within the next twelve months. See Note 12. “Commitments and Contingencies” under Item 8. “Financial Statements and Supplementary Data” for information regarding scheduled contractual obligations.

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

Revenue Recognition

Our revenue is derived from short-term contracts and consists of fees charged to customers for the use of our equipment and labor services, mobilization and transportation of our equipment, services coordinating the transportation of proppant delivery to our equipment, transloading services and for inventory software services, each of which are considered to be separate performance obligations.

The majority of our contracts contain multiple performance obligations, such as work orders containing a combination of equipment, transportation, and labor services. We allocate the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We assess our customers’ ability and intention to pay, which is based on a variety of factors including historical payment experience and financial condition and we typically charge our customers on a weekly or monthly basis.

Variable consideration typically may relate to discounts, price concessions and incentives. The Company estimates variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

Value of Long-Lived Assets, Definite-Lived Intangible Assets and Goodwill

We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill and other intangibles. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We conduct impairment tests on goodwill annually, on October 31, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2021 we recognized a combined United States federal and state expense for income taxes of $0.6 million. For the year ended December 31, 2020 we recognized an income tax benefit of $9.0 million. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2021 and 2020, we had $62.9 million and $59.8 million of deferred tax assets, respectively.

See Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” for additional information.

Tax Receivable Agreement

As described in Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data”, Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes or is deemed to realize in certain circumstances in periods after our initial public offering as a result of certain increases in tax basis, and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

The projection of future taxable income involves estimates which require significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability relating to the Tax Receivable Agreement. The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Agreement. As of December 31, 2021, however, we had no outstanding borrowings under our Credit Agreement and therefore a change in interest rates as of such date would not have resulted in increased or decreased interest expense.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2021, two customers collectively accounted for 42% of our total accounts receivable. A concentration of counterparties operating in the oil and natural gas industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, our gross profit and cash flows may be adversely affected. We mitigate the associated credit risk by performing credit evaluations, monitoring the payment patterns of our customers, and pursuing legal remedies, such as the filing of liens, when applicable.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 24, 2022

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$36,497	$60,366
Accounts receivable, net of allowances of $746 and $1,099, respectively	33,120	18,243
Prepaid expenses and other current assets	9,797	2,169
Inventories	1,654	954
Total current assets	81,068	81,732
Property, plant and equipment, net	240,091	245,884
Non-current inventories	2,676	3,318
Operating lease right-of-use assets	4,182	4,708
Goodwill	13,004	13,004
Intangible assets, net	2,203	2,982
Deferred tax assets, net	62,942	59,805
Other assets	57	463
Total assets	$406,223	$411,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,927	$6,863
Accrued liabilities	16,918	11,986
Current portion of payables related to Tax Receivable Agreement	1,210	606
Current portion of operating lease liabilities	717	647
Current portion of finance lease liabilities	31	30
Other current liabilities	496	75
Total current liabilities	29,299	20,207
Operating lease liabilities, net of current	6,702	7,419
Finance lease liabilities, net of current	70	100
Payables related to Tax Receivable Agreement	71,892	68,097
Other long-term liabilities	384	594
Total liabilities	108,347	96,417
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized and 31,146 shares issued and outstanding as of December 31, 2021 and 28,943 shares issued and outstanding as of December 31, 2020	312	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,770 shares issued and outstanding as of December 31, 2021 and 15,685 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	196,912	180,415
Retained earnings	5,925	20,549
Total stockholders' equity attributable to Solaris	203,149	201,254
Non-controlling interest	94,727	114,225
Total stockholders' equity	297,876	315,479
Total liabilities and stockholders' equity	$406,223	$411,896

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amount)

	For the Years
	Ended December 31,
	2021	2020	2019

Revenue	$159,189	$102,976	$241,687

Operating costs and expenses:
Cost of services (exclusive of depreciation)	115,459	65,764	87,661
Depreciation and amortization	27,210	27,021	26,925
Selling, general and administrative	19,264	16,481	18,586
Impairment losses	—	47,828	—
Other operating (income) expenses	(2,357)	5,782	585
Total operating costs and expenses	159,576	162,876	133,757
Operating income (loss)	(387)	(59,900)	107,930
Interest expense, net	(247)	(162)	(634)
Total other income (expense)	(247)	(162)	(634)
Income (loss) before income tax expense	(634)	(60,062)	107,296
(Provision) benefit for income taxes	(626)	8,969	(16,936)
Net income (loss)	(1,260)	(51,093)	90,360
Less: net (income) loss related to non-controlling interests	392	21,752	(38,353)
Net income (loss) attributable to Solaris	$(868)	$(29,341)	$52,007

Earnings (loss) per share of Class A common stock - basic	$(0.04)	$(1.03)	$1.69
Earnings (loss) per share of Class A common stock - diluted	$(0.04)	$(1.03)	$1.69

Basic weighted-average shares of Class A common stock outstanding	30,786	28,915	30,141
Diluted weighted-average shares of Class A common stock outstanding	30,786	28,915	30,185

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional	Retained			Non-	Total
	Common Stock		Common Stock		Paid-in	Earnings	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2019	27,091	$271	19,627	$—	$164,086	$35,507	91	$(1,414)	$142,428	$340,878
Effect of ASU No. 2016-02 implementation	—	—	—	—	186	(532)	—	—	(186)	(532)
Share repurchases	(252)	(2)	—	—	(2,916)	—	—	—	(331)	(3,249)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	3,687	36	(3,687)	—	28,496	—	—	—	(28,532)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(2,383)	—	—	—	—	(2,383)
Stock option exercises	76	1	—	—	649	—	28	(427)	(356)	(133)
Stock-based compensation	—	—	—	—	3,030	—	—	—	1,633	4,663
Vesting of restricted stock	163	2	—	—	695	—	44	(685)	(698)	(686)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.405 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(6,500)	(6,500)
Dividends paid ($0.405 per share of Class A common stock)	—	—	—	—	—	(12,760)	—	—	—	(12,760)
Net income	—	—	—	—	—	52,007	—	—	38,353	90,360
Balance at December 31, 2019	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,712)	(26,717)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	255	4	(255)	—	2,023	—	—	—	(2,027)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,485)	—	—	—	—	(1,485)
Stock option exercises	16	—	—	—	101	—	7	(80)	(25)	(4)
Stock-based compensation	—	—	—	—	3,216	—	—	—	1,775	4,991
Vesting of restricted stock	326	2	—	—	956	—	37	(373)	(958)	(373)
Cancelled shares withheld for taxes from RSU vesting	(45)	—	—	—	(156)	(32)	—	—	(102)	(290)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(6,635)	(6,635)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(12,391)	—	—	—	(12,391)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	(32)	—	—	—	(150)	(182)
Net income (loss)	—	—	—	—	—	(29,341)	—	—	(21,752)	(51,093)
Balance at December 31, 2020	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,915	20	(1,915)	—	13,872	—	—	—	(13,892)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,721)	—	—	—	—	(1,721)
Stock option exercises	5	—	—	—	20	—	—	—	(7)	13
Stock-based compensation	—	—	—	—	3,787	—	—	—	1,722	5,509
Vesting of restricted stock	353	3	—	—	656	—	—	—	(659)	—
Cancelled shares withheld for taxes from RSU vesting	(70)	(1)	—	—	(194)	(349)	—	—	(242)	(786)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(5,798)	(5,798)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(13,407)	—	—	—	(13,407)
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	77	—	—	—	(230)	(153)
Net income (loss)	—	—	—	—	—	(868)	—	—	(392)	(1,260)
Balance at December 31, 2021	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$(1,260)	$(51,093)	$90,360
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,210	27,021	26,925
Impairments	—	47,828	—
Loss on disposal of asset	125	1,428	261
Stock-based compensation	5,210	4,735	4,475
Amortization of debt issuance costs	176	176	753
Allowance for credit losses	365	2,910	339
Write-off of deposit	—	—	202
Deferred income tax expense	132	(9,153)	16,122
Other	(150)	(193)	(150)
Changes in assets and liabilities:
Accounts receivable	(15,242)	17,400	853
Prepaid expenses and other assets	(6,726)	2,423	2,332
Inventories	(978)	(235)	(2,744)
Accounts payable	2,959	3,051	(3,582)
Accrued liabilities	4,652	(2,445)	4,183
Deferred revenue	—	—	(25,458)
Net cash provided by operating activities	16,473	43,853	114,871
Cash flows from investing activities:
Investment in property, plant and equipment	(19,638)	(4,661)	(34,852)
Cash received from insurance proceeds	34	100	618
Proceeds from disposal of assets	80	786	232
Net cash used in investing activities	(19,524)	(3,775)	(34,002)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(19,205)	(19,026)	(19,260)
Share and unit repurchases	—	(26,717)	(3,249)
Payments under finance leases	(30)	(35)	(35)
Payments under insurance premium financing	(657)	—	(2,485)
Proceeds from stock option exercises	13	64	294
Cancelled shares withheld for taxes from RSU vesting	(786)	(276)	—
Payments related to purchase of treasury stock	—	(454)	(1,112)
Repayment of senior secured credit facility	—	—	(13,000)
Payments related to debt issuance costs	—	—	(197)
Distribution to Solaris LLC unitholder for income tax withholding	(153)	(150)	—
Net cash (used in) financing activities	(20,818)	(46,594)	(39,044)

Net (decrease) increase in cash and cash equivalents	(23,869)	(6,516)	41,825
Cash and cash equivalents at beginning of period	60,366	66,882	25,057
Cash and cash equivalents at end of period	$36,497	$60,366	$66,882

Non-cash activities
Operating:
Employee retention credit	$1,900	$—	$—
Investing:
Capitalized depreciation in property, plant and equipment	$3,129	$613	$735
Capitalized stock based compensation	299	255	189
Property and equipment additions incurred but not paid at period-end	206	172	82
Property, plant and equipment additions transferred from inventory	920	358	5,882
Financing:
Insurance premium financing	246	—	1,869
Cash paid for:
Interest	132	282	275
Income taxes	325	796	663

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

The most significant estimates relate to stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment, net realizable value of inventory, income taxes, Tax Receivable Agreement liability, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). The Company accounts for credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), Financial Instruments – Credit Losses. Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of December 31, 2021 and 2020 was $6,292 and $7,265, respectively.

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

Inventories

Inventories consist of raw materials used in the manufacturing and maintenance of the Company’s systems, which are stated at the lower of cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the year ended December 31, 2021. The Company recognized a write down of the carrying value of inventory of $2,565 to its net realizable value during the year ended December 31, 2020.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $779, $779, and $779 for the years ended December 31, 2021, 2020 and 2019, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2021:
Customer relationships	$4,703	$(2,744)	$1,959
Software acquired in the acquisition of Railtronix	346	(202)	144
Non-competition agreement	225	(184)	41
Patents and other	114	(55)	59
Total identifiable intangibles	$5,388	$(3,185)	$2,203

As of December 31, 2020:
Customer relationships	$4,703	$(2,072)	$2,631
Software acquired in the acquisition of Railtronix	346	(152)	194
Non-competition agreement	225	(139)	86
Patents and other	114	(43)	71
Total identifiable intangibles	$5,388	$(2,406)	$2,982

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases (“ASC Topic 842”). We determine if an arrangement is a lease at inception. Short-term leases (i.e., leases of twelve months or less) are recognized in profit or loss on a straight-line basis over the lease term.

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

Finance Leases

The Company leases property under an agreement classified as a finance lease. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s consolidated balance sheets.

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees, and there are no leases that have yet to commence. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2021 and 2020, the Company reported $13,004 of goodwill related to the purchase of the silo manufacturing business from Loadcraft Industries Ltd. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments.

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

During the year ended December 31, 2020, due to the impact of the outbreak of COVID-19 and oil and gas market developments on our business, we updated our goodwill impairment assessment as of March 31, 2020. As a result of the evaluation of goodwill, we recognized a $4,231 impairment loss of goodwill associated with the 2017 purchase of the assets of Railtronix and did not recognize any impairment for the goodwill associated with the Loadcraft Industries Ltd. purchase. A qualitative approach was used for the annual evaluation of goodwill for impairment as of October 31, 2020 and no additional impairments were recognized. The Company did not recognize any impairments during the year ended December 31, 2021.

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

During the first quarter of 2020, due to the impact on our business of reduced demand and oversupply of oil and natural gas, which were exacerbated by COVID-19, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows as of March 31, 2020. As a result of the impairment analysis, undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility were below their carrying values and the Company recognized impairment losses of $37,775, $2,845 and $410 for property, plant and equipment, ROU assets and other receivables, respectively, during the year ended December 31, 2020. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings.

There were no impairments for the years ended December 31, 2021 or 2019.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenues from Contracts with Customers (“ASC Topic 606”). Under ASC Topic 606, revenue recognition is based on the transfer of control, or the customer’s ability to benefit from our services and products in an amount that reflects the consideration expected to be received in exchange for those services and products.

The majority of our contracts contain multiple performance obligations, such as work orders containing a combination of equipment, transportation, and labor services. We allocate the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We measure progress using an input method based on resources consumed or expended relative to the total resources expected to be consumed or expended. We assess our customers’ ability and intention to pay, which is based on a variety of factors including historical payment experience and financial condition and we typically charge our customers on a weekly or monthly basis. Contracts with customers are typically on thirty- to sixty-day payment terms.

Wellsite Services

Revenues for equipment and labor services consist of fixed fees charged to customers for the use of our equipment that unload, store and deliver proppant, water and chemicals at oil and natural gas well sites, which is considered to be our performance obligation. Revenues are recognized over time as the customer uses our systems and we provide supporting labor services.

Revenues related to services coordinating the transportation of proppant consist of a fixed rate per ton recognized over time as proppant is transported from a sand mine or transloading facility to our systems, which is considered to be our performance obligation.

Revenues for mobilization and transportation of our equipment cost of fixed or pass-through fees are recognized at a point in time when the system has reached its intended destination, which is considered to be our performance obligation.

Transloading and Other

Revenues from transloading services consist primarily of the fees charged to customers for transloading and storage of proppant or railcars at our transloading facility, which is considered to be our performance obligation. Revenues are typically recognized over time based on fixed railcar storage fees or a throughput fee per ton for proppant delivered to and transloaded at the facility. The Company recorded $1,332 of shortfall revenue during the year ended December 31, 2019.

Revenues from inventory software services consist primarily of the fees charged to customers for the use of our Railtronix® inventory management software, which is considered to be our performance obligation. Revenues are recognized over time based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Variable consideration typically may relate to discounts, price concessions and incentives. The Company estimates variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

Wellsite services	$158,052	$100,796	$205,893
Transloading and Other	1,137	2,180	35,794
Total revenue	$159,189	$102,976	$241,687

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. For options to purchase Class A common stock, we have historically and consistently calculated fair value using the Black-Scholes option-pricing model. This valuation approach involves significant judgments and estimates, including estimates regarding our future operations, price variation and the risk-free rate of return. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted. Forfeitures of stock-based compensation are recognized as they occur.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2021, we recognized a combined United States federal and state expense for income taxes of $626. For the years ended December 31, 2020 and 2019, we recognized income tax benefit of $8,969 and income tax expense of $16,936, respectively.

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

We record uncertain tax positions on the basis of a two-step process in which (i) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.

See Note 10. “Income Taxes” for additional information regarding income taxes.

Payable Related to the Tax Receivable Agreement

Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2021 and 2020, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $73,102 and $68,703, respectively, $1,210 and $606 of which has been recorded as a current liability. The increase in payables related to the Tax Receivable Agreement is a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the year ended December 31, 2021.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2021 and 2020, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

3. Allowance for Credit Losses

The following activity related to our allowance for credit losses on customer receivables for the year ended December 31, 2021 and 2020 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2019	$339
Credit losses	3,073
Adjustments	(163)
Less write-offs	(2,150)
Balance, December 31, 2020	$1,099
Credit losses	1,624
Adjustments	(1,258)
Less write-offs	(719)
Balance, December 31, 2021	$746

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Prepaid purchase orders	$5,048	$243
Prepaid insurance	720	554
Deposits	75	77
Employee retention credit	1,900	—
Other assets	2,054	1,295
Prepaid expenses and other current assets	$9,797	$2,169

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Systems and related equipment	$306,637	$299,413
Systems in process	19,949	12,601
Transloading facility and equipment	—	—
Computer hardware and software	1,201	1,004
Machinery and equipment	5,352	5,272
Vehicles	5,626	3,591
Buildings	4,425	4,342
Land	612	612
Furniture and fixtures	351	348
Property, plant and equipment, gross	344,153	327,183
Less: accumulated depreciation	(104,062)	(81,299)
Property, plant and equipment, net	$240,091	$245,884

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2021 and 2020:

	2021	2020
Property, plant and equipment	$148	$231
Employee related expenses	5,030	4,300
Selling, general and administrative	745	1,236
Cost of revenue	9,057	4,272
Excise, franchise and sales taxes	1,266	1,813
Ad valorem taxes	643	107
Other	29	27
Accrued liabilities	$16,918	$11,986

7.        Leases

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

As of December 31, 2021 and 2020, the Company had property, plant and equipment under capital leases with a cost of $299 and $299, respectively, and accumulated depreciation of $147 and $128, respectively.

The components of lease expense were as follows:

	December 31, 2021	December 31, 2020
Operating lease cost (1) (2)	$1,187	$1,022

Finance lease cost
Amortization of ROU assets	26	30
Interest on lease liabilities	4	5
Total finance lease cost	$30	$35
(1)	Includes short term leases.
(2)	Operating lease costs of $741, $78 and $367 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2021, respectively. Operating lease costs of $741, $78 and $203 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$1,169	33
2023	1,165	33
2024	1,109	33
2025	965	6
2026	974	—
Thereafter	6,414	—
Total future minimum lease payments	11,796	105
Less: effects of discounting	(4,377)	(4)
Total lease liabilities	$7,419	$101

Supplemental cash flow information related to leases were as follows:

December 31, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,138
Financing cash flows from finance leases	30

Other information related to leases was as follows:

December 31,
2021
Weighted Average Remaining Lease Term
Operating leases	12.7 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	3.3%

8.        Senior Secured Credit Facility

On February 24, 2022, Solaris LLC executed the first amendment (the “2022 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2022 Amendment extended the term of the Credit Agreement to expire on April 26, 2025, modified applicable interest rates and modified repayment requirements.

The Credit Agreement consists of an initial $50,000 revolving loan commitment (the “Loan”) with a $25,000 uncommitted accordion option to increase the Loan availability to $75,000. As of December 31, 2021, we had no borrowings under the Credit Agreement outstanding and ability to draw $50,000.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement, following the 2022 Amendment, bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly. The applicable margin ranges from 2.75% to 3.50% for SOFR loans and 1.75% to 2.50% for alternate base rate loans, in each case depending on our total leverage ratio. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio.

The Credit Agreement requires that we maintain ratios of (i) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (ii) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (iii) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3,000. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the Credit Agreement, excludes certain noncash items and any extraordinary, unusual or nonrecurring gains, losses or expenses.

Following the 2022 Amendment, the Credit Agreement also requires that we prepay any outstanding borrowings in the event our total consolidated cash balance exceeds $20,000 on the last business day of every other calendar week, taking into account certain adjustments. Capital expenditures are not restricted unless borrowings under the Loan exceed $5,000 for any 180 consecutive day period, in which case capital expenditures will be permitted up to $100,000 plus any unused availability for capital expenditures from the immediately preceding fiscal year.

As of December 31, 2021 we were in compliance with all covenants in accordance with the Credit Agreement.

9.        Equity

Dividends

Solaris LLC paid distributions totaling $19,205 and $19,026 to all Solaris LLC unitholders in the years ended December 31, 2021 and 2020, respectively, of which $13,407 and $12,391 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock totaling $13,407 and $12,391 in the years ended December 31, 2021 and 2020, including $365 and $314 related to shares of restricted stock, respectively.

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

Stock-based compensation

The Company’s long-term incentive plan for employees, directors and consultants of the Company and its affiliates (the “LTIP”) provides for the grant of all or any of the following types of equity-based awards: (i) incentive stock options qualified as such under United States federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option, and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. During the years ended December 31, 2021, 2020 and 2019, 4,600, 22,421 and 103,207 options were exercised, respectively, in exchange for an equal number of shares of Class A common stock. As of December 31, 2021, 549,306 options have been exercised, 33,348 forfeited and 8,606 remain outstanding.

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

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service-based awards (generally the vesting period of the award of four years). For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize stock-based compensation expense on options.

The following is a summary of the option activity under the LTIP for the years ended December 31, 2021, 2020 and 2019:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2019	138,837	$2.87	6.92	$1,280
Exercisable, January 1, 2019	138,837	$2.87	6.92	$1,280
Canceled	—	—		—
Granted	—	—		—
Exercised	(103,207)	2.87		—
Forfeited	(4)	2.87		—
Balance, December 31, 2019	35,626	$2.87	5.92	$397
Exercisable, December 31, 2019	35,626	$2.87	5.92	$397
Canceled	—	—		—
Granted	—	—		—
Exercised	(22,421)	2.87		—
Forfeited	—	—		—
Balance, December 31, 2020	13,205	$2.87	4.92	$70
Exercisable, December 31, 2020	13,205	$2.87	4.92	$70
Canceled	—	—		—
Granted	—	—		—
Exercised	(4,600)	2.87		—
Forfeited	—	—		—
Balance, December 31, 2021	8,605	$2.87	3.92	$30
Exercisable, December 31, 2021	8,605	$2.87	3.92	$30

As of December 31, 2021, the Company had no unvested options outstanding.

The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Unvested at January 1, 2019	411,497	$13.67
Awarded	448,745	16.62
Vested	(208,697)	15.13
Forfeited	(24,294)	15.52
Unvested at December 31, 2019	627,251	$15.23
Awarded	536,301	9.72
Vested	(360,891)	14.48
Forfeited	(99,546)	13.14
Unvested at December 31, 2020	703,115	$12.33
Awarded	522,794	10.98
Vested	(353,307)	12.17
Forfeited	(25,287)	10.46
Unvested at December 31, 2021	847,315	$11.62

As of December 31, 2021, total unrecognized compensation cost related to non-vested restricted stock was $5,663, which is expected to be recognized over a weighted-average period of 0.81 years. 414,274 shares, 266,053 shares and 166,989 shares of restricted stock vest in 2022, 2023 and 2024, respectively.

The number of shares remaining available for future issuance under LTIP is 2,466,988.

Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December,
Basic net income (loss) per share:	2021	2020	2019
Numerator
Net income (loss) attributable to Solaris	$(868)	$(29,341)	$52,007
Less income attributable to participating securities (1)	(365)	(314)	(1,120)
Net income (loss) attributable to common stockholders	$(1,233)	$(29,655)	$50,887

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	30,786	28,915	30,141
Effect of dilutive securities:
Stock options (2)	—	—	44
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	30,786	28,915	30,185

Earnings (loss) per share of Class A common stock - basic	$(0.04)	$(1.03)	$1.69
Earnings (loss) per share of Class A common stock - diluted	$(0.04)	$(1.03)	$1.69
(1)	The Company's restricted shares of common stock are participating securities.
(2)	The year ended December 31, 2019 includes 44 shares of Class A common stock resulting from an assumed exercise of the stock options in the calculation of the denominator for diluted earnings per common share as these shares were dilutive.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2021	2020	2019
Class B common stock	14,035	15,842	16,688
Stock options	8	13	—
Restricted stock awards	282	38	320
Total	14,325	15,893	17,008

10.      Income Taxes

Income Tax (Benefit) Expense

The components of the income tax (benefit) expense are:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	494	184	814
	494	184	814
Deferred:
Federal	(20)	(8,166)	14,452
State	152	(987)	1,670
	132	(9,153)	16,122
Income tax (benefit) expense	$626	$(8,969)	$16,936

Income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$(634)	$(60,062)	$107,296
Less: net income (loss) before income taxes attributable to noncontrolling interest	(392)	(21,752)	38,353
Income (loss) attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	(242)	(38,310)	68,943
Income tax expense (benefit) at the federal statutory rate	(70)	(8,176)	14,548
State income taxes, net of federal benefit	465	(350)	1,740
Remeasurement of deferred taxes	139	(348)	—
Other	92	(95)	648
Income tax (benefit) expense	$626	$(8,969)	$16,936

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Assets:
Investments in subsidiaries	$11,507	$13,686
Imputed interest	2,519	1,594
Net operating loss carryforward	49,732	45,339
Total deferred tax assets	63,758	60,619
Liabilities:
Investments in subsidiaries	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset	$63,758	$60,619

As of December 31, 2021, the Company had approximately $223,720 of federal net operating loss carryovers and $49,861 of state net operating loss carryovers. $157,912 of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. $25,895 million of such state net operating loss carryovers will expire in varying amounts beginning in 2037.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic.  The CARES Act includes temporary changes to both income and non-income based tax laws.  For the years ended December 31, 2021 and 2020 the impact of the CARES Act was immaterial to the Company’s tax provision.  However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022.  Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $3.1 of employee retention credits in other income on its consolidated income statements.  As of December 31, 2021, $1.2 of the credits have been received and $1.9 is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. The Company accounted for the employee retention credit as a government grant in accordance with ASU Topic 832, Disclosures by Business Entities about Government Assistance.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2021 and 2020, the Company’s uncertain tax benefits totaling $816 and $816, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2021, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2021, the Company has not accrued any penalties or interest. The addition to uncertain tax benefits during the year ended December 31, 2018 related to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance, January 1,	$816	$816	$816
Additions for the current year tax	—	—	—
Additions related to prior years	—	—	—
Balance, December 31,	$816	$816	$816

Payables Related to the Tax Receivable Agreement

As of December 31, 2021, our liability under the Tax Receivable Agreement was $73,102, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

11.        Concentrations

For the year ended December 31, 2021, one customer accounted for 26% of the Company’s revenue. For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenue. For the year ended December 31, 2019, two customers accounted for 19% and 10% of the Company’s revenue. As of December 31, 2021, two customers accounted for 29% and 13% of the of the Company’s accounts receivable. As of December 31, 2020, four customers accounted for 42% of the Company’s accounts receivable.

For the year ended December 31, 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the year ended December 31, 2020, one supplier accounted for 24% of the Company’s total purchases. For the year ended December 31, 2019, one supplier accounted for 19% of the Company’s total purchases. As of December 31, 2021, no supplier accounted for more than 10% of the Company’s accounts payable. As of December 31, 2020, two suppliers accounted for 13% and 10% of the Company’s accounts payable.

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

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4,260 as of December 31, 2021. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 7. “Leases” for operating lease discussion.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2021, 2020 and 2019, Solaris LLC paid $823, $723 and $1,127, respectively, for these services. As of December 31, 2021 and 2020, the Company included $101 and $103, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2021 and 2020, the Company included $80 and $55, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

These costs are primarily incurred in connection with the administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

On March 26, 2021, THRC Holdings, LP (“THRC”), purchased shares representing an 8.5% ownership of the Company’s Class A common stock and 5.9% total shares outstanding as of December 31, 2021. On February 10, 2022, THRC purchased additional shares representing a total ownership of 10.3% of the Company’s Class A common stock and 7.2% total shares outstanding as of December 31, 2021. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and FTS International and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the year ended December 31, 2021, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $13.5. Accounts receivable related to THRC Affiliates as of December 31, 2021, were $3.6. For the year ended December 31, 2021, the Company recognized cost for services provided by the THRC Affiliates of $3.6. Accounts payable related to THRC Affiliates as of December 31, 2021, were $0.2.

In August 2021, the Company executed a three-year agreement with ProFrac and Cisco (the “ProFrac-Cisco Agreement”). The primary terms of the ProFrac-Cisco Agreement include provisions whereby (i) Solaris shall be ProFrac’s dedicated wellsite sand storage provider (“Services”), (ii) Solaris shall provide volume-based pricing to ProFrac for the Services and (iii) Solaris shall acquire certain equipment from Cisco (“Equipment”). During the third quarter of 2021, Solaris paid $1.5 for the Equipment which was recognized in Property, plant and equipment. During the fourth quarter, Solaris paid $0.5 which was recognized in revenues. Solaris may be required to pay up to $4.0 in additional payments throughout the three-year term of the agreement contingent upon ProFrac meeting certain minimum Services revenue thresholds.

On October 1, 2021, the Company made payments totaling $0.6 for payables related to the Tax Receivable Agreement. Refer to Note 10. Income Taxes.

14.        Subsequent Events

On February 24, 2022, the Company executed an amendment to the Credit Agreement. Refer to Note 8. “Senior Secured Credit Facility.”

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, believes that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

On February 24, 2022, Solaris LLC executed the first amendment (the “2022 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2022 Amendment extended the term of the Credit Agreement to expire on April 26, 2025, modified applicable interest rates and modified repayment requirements. For more information on the 2022 Amendment, see the full text of the Credit Agreement, a copy of which is attached as Exhibit 10.20 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2022 (the “Annual Meeting”) and is incorporated herein by reference.

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

Item 14.       Principal Accounting Fees and Services

Our independent registered public accounting firm is BDO USA, LLP, Houston, Texas, Auditor Firm ID: PCAOB ID 243.

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

4.1	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 (File No. 333-260289) filed with the Commission on October 15, 2021).
4.2	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-260289) filed with the Commission on October 15, 2021).
4.3

Description of Securities Registered under Section 12(b) of the Act (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on February 23, 2021).

10.1†

Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement (File No. 333-218043) filed with the Commission on May 16, 2017).

10.2*†	Form of Restricted Stock Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan
10.3†

Form of Stock Option Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 Registration Statement (File No. 333-218043) filed with the Commission on May 16, 2017).

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
10.20*

Amended Credit Agreement, dated as of February 24, 2022, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent

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
William A. Zartler
Chairman and Chief Executive Officer
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

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