Form 10-Q
period 2022-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2022-04-29
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 26, 2022, the registrant had 32,807,053 shares of Class A common stock, $0.01 par value per share, and 13,757,438 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending by the oil and natural gas industry and uncertainty regarding the future actions of oil producers;
●	developments in the global economy and the resulting impacts to the demand and supply for oil and natural gas or volatility of oil and natural gas prices;
●	operational and economic challenges relating to, and resulting from, the COVID-19 pandemic;
●	uncertainty regarding the sustainability and extent of a continued economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;
●	Geopolitical risks, including the war in Ukraine, which could affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, including changes in market price and availability of materials;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;

●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	changes in our tax status;
●	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,128	$36,497
Accounts receivable, net of allowances for credit losses of $746 and $746, respectively	45,657	33,120
Prepaid expenses and other current assets	8,080	9,797
Inventories	2,136	1,654
Total current assets	81,001	81,068
Property, plant and equipment, net	247,622	240,091
Non-current inventories	2,769	2,676
Operating lease right-of-use assets	4,046	4,182
Goodwill	13,004	13,004
Intangible assets, net	2,008	2,203
Deferred tax assets	62,099	62,942
Other assets	352	57
Total assets	$412,901	$406,223
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,240	$9,927
Accrued liabilities	14,508	16,918
Current portion of payables related to Tax Receivable Agreement	1,210	1,210
Current portion of operating lease liabilities	729	717
Current portion of finance lease liabilities	31	31
Other current liabilities	250	496
Total current liabilities	33,968	29,299
Operating lease liabilities, net of current	6,559	6,702
Finance lease liabilities, net of current	62	70
Payables related to Tax Receivable Agreement	71,892	71,892
Other long-term liabilities	381	384
Total liabilities	112,862	108,347
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 31,416 shares issued and outstanding as of March 31, 2022 and 31,146 shares issued and outstanding as of December 31, 2021	314	312
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,770 shares issued and outstanding as of March 31, 2022 and 13,770 issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	198,982	196,912
Retained earnings	5,598	5,925
Total stockholders' equity attributable to Solaris	204,894	203,149
Non-controlling interest	95,145	94,727
Total stockholders' equity	300,039	297,876
Total liabilities and stockholders' equity	$412,901	$406,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	56,915	28,669

Operating costs and expenses:
Cost of services (exclusive of depreciation)	37,671	19,206
Depreciation and amortization	6,929	6,693
Selling, general and administrative	5,211	4,606
Other operating (income) expense	(309)	253
Total operating costs and expenses	49,502	30,758
Operating income (loss)	7,413	(2,089)
Interest expense, net	(79)	(49)
Total other expense (income)	(79)	(49)
Income (loss) before income tax expense	7,334	(2,138)
Income tax (expense) benefit	(1,612)	213
Net income (loss)	5,722	(1,925)
Less: net (income) loss related to non-controlling interests	(2,220)	756
Net income (loss) attributable to Solaris	$3,502	$(1,169)

Income (loss) per share of Class A common stock – basic	$0.11	$(0.04)
Income (loss) per share of Class A common stock – diluted	$0.11	$(0.04)

Basic weighted-average shares of Class A common stock outstanding	31,239	29,957
Diluted weighted-average shares of Class A common stock outstanding	31,239	29,957

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2022	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	610	—	—	—	—	610
Stock-based compensation	—	—	—	—	1,188	—	—	—	520	1,708
Vesting of restricted stock	366	3	—	—	574	—	—	—	(577)	—
Cancelled shares withheld for taxes from RSU vesting	(96)	(1)	—	—	(302)	(388)	—	—	(299)	(990)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,441)	—	—	—	(3,441)
Net income	—	—	—	—	—	3,502	—	—	2,220	5,722
Balance at March 31, 2022	31,416	314	13,770	—	198,982	5,598	—	—	95,145	300,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2021	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,865	19	(1,865)	—	13,526	—	—	—	(13,545)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock	—	—	—	—	(1,184)	—	—	—	—	(1,184)
Stock option exercises	4	—	—	—	18	—	—	—	(6)	12
Stock-based compensation	—	—	—	—	854	—	—	—	418	1,272
Vesting of restricted stock	223	2	—	—	407	—	—	—	(409)	—
Cancelled shares withheld for taxes from RSU vesting	(57)	(1)	—	—	(146)	(319)	—	—	(207)	(673)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,451)	(1,451)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,346)	—	—	—	(3,346)
Net income (loss)	—	—	—	—	—	(1,169)	—	—	(756)	(1,925)
Balance at March 31, 2021	30,978	310	13,820	—	193,890	15,715	—	—	98,269	308,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,722	$(1,925)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,929	6,693
Loss on disposal of assets	107	18
Allowance for credit losses	—	283
Stock-based compensation	1,593	1,199
Amortization of debt issuance costs	40	48
Deferred income tax benefit	1,455	(302)
Other	(1)	5
Changes in operating assets and liabilities:
Accounts receivable	(12,537)	(3,460)
Prepaid expenses and other assets	1,717	235
Inventories	(1,152)	(622)
Accounts payable	5,040	5,055
Accrued liabilities	(2,644)	(4,461)
Net cash provided by operating activities	6,269	2,766
Cash flows from investing activities:
Investment in property, plant and equipment	(11,776)	(2,647)
Cash received from insurance proceeds	231	—
Proceeds from disposal of assets	38	40
Net cash used in investing activities	(11,507)	(2,607)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(4,887)	(4,797)
Payments under finance leases	(8)	(7)
Payments under insurance premium financing	(246)	—
Proceeds from stock option exercises	—	12
Payments for shares withheld for taxes from RSU vesting and cancelled	(990)	(673)
Net cash used in financing activities	(6,131)	(5,465)

Net decrease in cash	(11,369)	(5,306)
Cash at beginning of period	36,497	60,366
Cash at end of period	$25,128	$55,060

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	146	143
Capitalized stock based compensation	115	73
Property and equipment additions incurred but not paid at period-end	2,827	604
Property, plant and equipment additions transferred from inventory	575	392
Cash paid for:
Interest	37	33
Income Taxes	22	—

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 and notes thereto.

All material intercompany transactions and balances have been eliminated upon consolidation.

Global Economic, Geopolitical and Market Conditions

The recent invasion of Ukraine by Russia has the potential to disrupt the supply and demand for oil and natural gas across the globe. The degree to which these and other events outside of our control adversely impacts our results will depend on future developments, which are highly uncertain, cannot be predicted and are outside of our control. The timing, extent, trajectory and duration of their impacts upon our business and the industry in which we, our customers and vendors operate could impact any subsequent recovery of normal economic and operating conditions.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the quarters ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Wellsite services	$56.6	$28.4
Transloading and Other	0.3	0.3
Total revenue	$56.9	$28.7

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements and any agreements utilizing LIBOR, including the Tax Receivable Agreement, but does not currently expect to have a material impact on our financial statements.

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

	March 31,	December 31,
	2022	2021
Systems and related equipment	$309.3	$306.6
Systems in process	31.1	19.9
Computer hardware and software	1.3	1.2
Machinery and equipment	5.4	5.4
Vehicles	5.7	5.6
Buildings	4.4	4.4
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$358.2	$344.1
Less: accumulated depreciation	(110.6)	(104.0)
Property, plant and equipment, net	$247.6	$240.1

4.    Debt

On February 24, 2022, Solaris LLC executed the first amendment (the “2022 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was originally entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The 2022 Amendment extended the term of the Credit Agreement to expire on April 26, 2025 and modified applicable interest rates and repayment requirements.

The Credit Agreement consists of an initial $50.0 revolving loan commitment (the “Loan”) with a $25.0 uncommitted accordion option to increase the Loan availability to $75.0. As of March 31, 2022, we had no borrowings under the Credit Agreement outstanding and ability to draw $50.0.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement, following the 2022 Amendment, bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.50% for SOFR loans and 1.75% to 2.50% for alternate base rate loans, in each case depending on our total leverage ratio. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio.

The Credit Agreement requires that we maintain ratios of (i) consolidated EBITDA to interest expense of not less than 2.75 to 1.00, (ii) senior indebtedness to consolidated EBITDA of not more than 2.50 to 1.00 and (iii) the sum of 100% of eligible accounts, inventory and fixed assets to the total revolving exposure of not less than 1.00 to 1.00 when the total leverage ratio is greater than 2.00 to 1.00 and total revolving exposure under the Loan exceeds $3.0. For the purpose of these tests, certain items are subtracted from indebtedness and senior indebtedness. EBITDA, as defined in the Credit Agreement, excludes certain noncash items and any extraordinary, unusual or nonrecurring gains, losses or expenses.

Following the 2022 Amendment, the Credit Agreement also requires that we prepay any outstanding borrowings in the event our total consolidated cash balance exceeds $20.0 on the last business day of every other calendar week, taking into account certain adjustments. Capital expenditures are not restricted unless borrowings under the Loan exceed $5.0 for any 180 consecutive day period, in which case capital expenditures will be permitted up to $100.0 plus any unused availability for capital expenditures from the immediately preceding fiscal year.

As of March 31, 2022, we were in compliance with all covenants in accordance with the Credit Agreement.

5.    Equity

Dividends

Solaris LLC paid distributions totaling $4.9 and $4.8 to all Solaris LLC unitholders in the three months ended March 31, 2022 and 2021, respectively, of which $3.4 and $3.3 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of March 31, 2022, 1,678,322 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three months ended March 31, 2022 and 2021:

	Restricted Stock Awards
	2022	2021
Unvested at January 1,	847,315	703,115
Awarded	884,983	414,185
Vested	(366,250)	(223,275)
Forfeited	(804)	(5,388)
Unvested at March 31,	1,365,244	888,637

Of the unvested 1,365,244 shares of restricted stock, it is expected that 73,658 shares, 552,060 shares, 453,149 shares and 286,377 shares will vest in 2022, 2023, 2024 and 2025, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $12.6 of unrecognized compensation expense related to unvested restricted stock as of March 31, 2022. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.6 years.

Income (Loss) Per Share

Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of income (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Basic net income (loss) per share:	2022	2021

Numerator
Net income (loss) attributable to Solaris	$3.5	$(1.2)
Income (loss) attributable to participating securities (1)	(0.1)	(0.1)
Net income (loss) attributable to common stockholders	$3.4	$(1.3)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	31,239	29,957
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income (loss) per share	31,239	29,957

Income (loss) per share of Class A common stock - basic	$0.11	$(0.04)
Income (loss) per share of Class A common stock - diluted	$0.11	$(0.04)

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2022	2021
Class B common stock	13,769	14,729
Restricted stock awards	44	113
Stock Options	7	10
Total	13,820	14,852

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

For the three months ended March 31, 2022 and 2021, we recognized a combined United States federal and state (expense)/benefit for income taxes of ($1.6) and ($0.2), respectively. The effective combined United States federal and state income tax rates were 22.3% and 10.0% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

As of March 31, 2022, our liability under the Tax Receivable Agreement was $73,102, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

7.  Concentrations

For the three months ended March 31, 2022, one customer accounted for 29% of the Company’s revenues. For the three months ended March 31, 2021, two customers accounted for 26% of the Company’s revenues. As of March 31, 2022, two customers accounted for 44% of the Company’s accounts receivable. As of December 31, 2021, two customers accounted for 29% and 13% of the Company’s accounts receivable, respectively.

For the three months ended March 31, 2022, one supplier accounted for 11% of the Company’s total purchases. For the three months ended March 31, 2021, one supplier accounted for 12% of the Company’s total purchases. As of March 31, 2022, one supplier accounted for 11% of the Company’s accounts payable. As of December 31, 2021, no supplier accounted for 10% of the Company’s accounts payable.

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

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy

Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2022 and 2021, Solaris LLC paid $0.2 and $0.2, respectively, for these services. As of March 31, 2022, and December 31, 2021, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of March 31, 2022 and December 31, 2021, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.3 as of March 31, 2022.

On March 26, 2021, THRC Holdings, LP (“THRC”), purchased shares representing an 8.5% ownership of the Company’s Class A common stock and 5.9% total shares outstanding as of December 31, 2021. On February 10, 2022, THRC purchased additional shares representing a total ownership of 10.3% of the Company’s Class A common stock and 7.2% total shares outstanding as of December 31, 2021. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the three months ended March 31, 2022, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $5.1. Accounts receivable related to THRC Affiliates as of March 31, 2022, were $4.8. For the three months ended March 31, 2022, the Company recognized cost of services provided by THRC Affiliates of $0.8. There was $0.1 accounts payable related to THRC Affiliates as of March 31, 2022.

Solaris is a dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. During the first quarter of 2022, Solaris paid $0.5 related to these Services, which was recognized in revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our,” “Solaris Inc.” or the “Company”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and the Annual Report on Form 10-K for the year ended December 31, 2021 as updated by our subsequent filings with the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Trends and Outlook

Exiting 2021, the oil and natural gas industry continued its recovery as global economic activity improved. Tightening supply and demand fundamentals, impacted by the geopolitical uncertainty surrounding the Ukrainian conflict, drove WTI oil prices to a high of over $120 per barrel in March 2022 from $75 per barrel in January 2022. While the improvement in commodity prices has driven an increase in drilling and completion activity in North America, overall activity levels in North America continue to be impacted by capital discipline among many operators, supply chain disruptions and rising inflation.

North American land activity improved into 2022 as the Baker Hughes Land rig count increased 15% since the start of the year to 656 rigs at the end of March 2022, as compared to a 19% increase in our fully utilized systems in the first quarter of 2022. Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including any supply chain disruptions, potential regulatory changes and potential impacts from geopolitical disruptions. Consolidation amongst some of our E&P and oil service customers combined with financial discipline from publicly traded energy companies has reduced industry-wide capital spending. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)

Revenue	56,915	28,669	28,246
Operating costs and expenses:
Cost of services (exclusive of depreciation)	37,671	19,206	18,465
Depreciation and amortization	6,929	6,693	236
Selling, general and administrative (excluding depreciation and amortization)	5,211	4,606	605
Other operating (income) expense	(309)	253	(562)
Total operating costs and expenses	49,502	30,758	18,744
Operating income (loss)	7,413	(2,089)	9,502
Interest income (expense), net	(79)	(49)	(30)
Total other income (expense)	(79)	(49)	(30)
Income (loss) before income tax expense	7,334	(2,138)	9,472
(Expense) benefit for income taxes	(1,612)	213	(1,825)
Net income (loss)	5,722	(1,925)	7,647
Less: net (income) loss related to non-controlling interests	(2,220)	756	(2,976)
Net income (loss) attributable to Solaris	$3,502	$(1,169)	$4,671

Revenue

Revenue increased $28.2 million, or 99%, to $56.9 million for the three months ended March 31, 2022 compared to $28.7 million for the three months ended March 31, 2021. The increase in revenue is primarily related to increases in demand for our products and services. Mobile proppant systems, on a fully utilized basis, increased from 52 systems for the three months ended March 31, 2021 to 75 systems for the three months ended March 31, 2022, in response to the increase in activity levels of our customers, driven primarily by stronger commodity prices.

Cost of Services

Cost of services, excluding depreciation and amortization expense increased $18.5 million, or 96%, to $37.7 million for the three months ended March 31, 2022 compared to $19.2 million for the three months ended March 31, 2021. The increase was primarily due to operating costs related to an increase in demand for our products and services. Cost of services, excluding depreciation and amortization as a percentage of revenue was 66% and 67% for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million, or 13%, to $5.2 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021. Selling, general and administrative expenses increased due primarily to increases in headcount and professional fees.

Provision for Income Taxes

During the three months ended March 31, 2022, we recognized a combined United States federal and state expense for income taxes of $1.6 million, an increase of $1.8 million as compared to the $0.2 million income tax benefit we recognized during the three months ended March 31, 2021. This change was attributable to operating gains. The effective combined United States federal and state income tax rates were 22.3% and 10.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	March 31,
	2022	2021	Change

	(in thousands)
Net income (loss)	$5,722	$(1,925)	$7,647
Depreciation and amortization	6,929	6,693	236
Interest expense, net	79	49	30
Income taxes (1)	1,612	(213)	1,825
EBITDA	$14,342	$4,604	$9,738
Stock-based compensation expense (2)	1,593	1,199	394
Loss on disposal of assets	5	18	(13)
Gain on insurance claims	(190)	—	(190)
Credit losses and adjustments to credit losses	(27)	283	(310)
Transaction costs (3)	17	14	3
Adjusted EBITDA	$15,740	$6,118	$9,622
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards.
(3)	Costs related to the evaluation of potential acquisitions.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021: EBITDA and Adjusted EBITDA

EBITDA increased $9.7 million to $14.3 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021. Adjusted EBITDA increased $9.6 million to $15.7 million for the three months ended March 31, 2022 compared to $6.1 million for the three months ended March 31, 2021. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of March 31, 2022, cash and cash equivalents totaled $25.1 million. We have no borrowings outstanding under our Credit Agreement and have $50.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Net cash provided by operating activities	$6,269	$2,766	$3,503
Net cash used in investing activities	(11,507)	(2,607)	(8,900)
Net cash used in financing activities	(6,131)	(5,465)	(666)
Net change in cash	$(11,369)	$(5,306)	$(6,063)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2021. The increase of $3.5 million in operating cash flow was primarily attributable to increases in working capital.

Investing Activities. Net cash used in investing activities was $11.5 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $2.6 million for the three months ended March 31, 2021. The increase in investing activities of $8.9 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $6.1 million for the three months ended March 31, 2022 was primarily related to quarterly dividends of $4.9 million and $1.0 million of payments related to vesting of stock-based compensation. Net cash used in financing activities of $5.5 million for the three months ended March 31, 2021 was primarily related to quarterly dividends of $4.8 million and $0.6 million of payments related to vesting of stock-based compensation.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Debt” to our condensed consolidated financial statements as of March 31, 2022, for a discussion of our senior secured credit facility.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of March 31, 2022, except for purchase commitments under supply agreements disclosed below.

As of March 31, 2022, we expect to pay approximately $0.2 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%.

As of March 31, 2022, we had purchase obligations of approximately $27.0 million payable within the next twelve months.

Critical Accounting Policies and Estimates

We had no material changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from the amounts listed under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

See Note 2. “Summary of Significant Accounting Policies – Recently Issued Accounting Standards” to our condensed consolidated financial statements as of March 31, 2022, for a discussion of recently issued accounting standards.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2022, two customers collectively accounted for 44% of our total accounts receivable. As of December 31, 2021, two customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
January 1 - January 31	—	$—
February 1 - February 28	—	—
March 1 - March 31	95,514	12.97
Total	95,514	$12.97

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

10.1†

Form of Restricted Stock Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38090) filed with the Commission on February 24, 2022).

10.2

Amended Credit Agreement, dated as of February 24, 2022, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-38090) filed with the Commission on February 24, 2022).

10.3	Indemnification Agreement (Laurie H. Argo) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 21, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

April 28, 2022	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 28, 2022	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)