Form 10-Q
period 2022-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2022-11-02
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 27, 2022, the registrant had 32,934,930 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries and Russia;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the service we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war in Ukraine, which could affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;

●	changes in our tax status;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,433	$36,497
Accounts receivable, net of allowances for credit losses of $385 and $746, respectively	68,496	29,513
Accounts receivable - related party	2,596	3,607
Prepaid expenses and other current assets	8,548	9,797
Inventories	5,615	1,654
Total current assets	95,688	81,068
Property, plant and equipment, net	284,913	240,091
Non-current inventories	2,249	2,676
Operating lease right-of-use assets	4,213	4,182
Goodwill	13,004	13,004
Intangible assets, net	1,619	2,203
Deferred tax assets	58,148	62,942
Other assets	295	57
Total assets	$460,129	$406,223
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,079	$9,927
Accrued liabilities	30,147	16,918
Current portion of payables related to Tax Receivable Agreement	1,210	1,210
Current portion of operating lease liabilities	886	717
Current portion of finance lease liabilities	1,222	31
Other current liabilities	1,301	496
Total current liabilities	60,845	29,299
Operating lease liabilities, net of current	6,410	6,702
Credit agreement	6,000	—
Finance lease liabilities, net of current	2,331	70
Payables related to Tax Receivable Agreement	71,422	71,892
Other long-term liabilities	372	384
Total liabilities	147,380	108,347
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 31,638 shares issued and outstanding as of September 30, 2022 and 31,146 shares issued and outstanding as of December 31, 2021	316	312
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of September 30, 2022 and 13,770 issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	201,720	196,912
Retained earnings	11,509	5,925
Total stockholders' equity attributable to Solaris	213,545	203,149
Non-controlling interest	99,204	94,727
Total stockholders' equity	312,749	297,876
Total liabilities and stockholders' equity	$460,129	$406,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	89,376	46,390	222,342	104,139
Revenue - related parties	2,949	2,987	13,609	9,101
Total revenue	92,325	49,377	235,951	113,240

Operating costs and expenses:
Cost of services (excluding depreciation)	64,171	38,460	163,079	82,816
Depreciation and amortization	7,716	6,842	21,777	20,288
Property tax contingency	—	—	3,072	—
Selling, general and administrative	5,929	4,760	17,202	14,326
Other operating (income) expense	524	(2,690)	(899)	(2,074)
Total operating costs and expenses	78,340	47,372	204,231	115,356
Operating income (loss)	13,985	2,005	31,720	(2,116)
Interest expense, net	(141)	(66)	(308)	(170)
Total other expense	(141)	(66)	(308)	(170)
Income (loss) before income tax expense	13,844	1,939	31,412	(2,286)
Income tax expense	(2,332)	(507)	(5,889)	(77)
Net income (loss)	11,512	1,432	25,523	(2,363)
Less: net (income) loss related to non-controlling interests	(4,106)	(558)	(9,162)	857
Net income (loss) attributable to Solaris	$7,406	$874	$16,361	$(1,506)

Income (loss) per share of Class A common stock – basic	$0.22	$0.03	$0.49	$(0.06)
Income (loss) per share of Class A common stock – diluted	$0.22	$0.03	$0.49	$(0.06)

Basic weighted-average shares of Class A common stock outstanding	31,599	31,058	31,425	30,671
Diluted weighted-average shares of Class A common stock outstanding	31,599	31,058	31,425	30,671

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2022	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	610	—	—	—	—	610
Stock-based compensation	—	—	—	—	1,188	—	—	—	520	1,708
Vesting of restricted stock	366	3	—	—	574	—	—	—	(577)	—
Cancelled shares withheld for taxes from RSU vesting	(96)	(1)	—	—	(302)	(388)	—	—	(299)	(990)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,441)	—	—	—	(3,441)
Net income	—	—	—	—	—	3,502	—	—	2,220	5,722
Balance at March 31, 2022	31,416	314	13,770	—	198,982	5,598	—	—	95,145	300,039
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	96	1	(96)	—	683	—	—	—	(684)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock	—	—	—	—	(437)	—	—	—	—	(437)
Stock-based compensation	—	—	—	—	1,121	—	—	—	490	1,611
Vesting of restricted stock	7	—	—	—	9	—	—	—	(9)	—
Cancelled shares withheld for taxes from RSU vesting	(2)	—	—	—	(4)	(6)	—	—	(7)	(17)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,444)	—	—	—	(3,444)
Net income	—	—	—	—	—	5,453	—	—	2,836	8,289
Balance at June 30, 2022	31,517	$315	13,674	$—	$200,354	$7,601	—	$—	$96,325	$304,595
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(9)	—	—	—	—	(9)
Stock-based compensation	—	—	—	—	1,146	—	—	—	496	1,642
Vesting of restricted stock	130	1	—	—	258	—	—	—	(259)	—
Cancelled shares withheld for taxes from RSU vesting	(9)	—	—	—	(29)	(36)	—	—	(28)	(93)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,436)	(1,436)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,462)	—	—	—	(3,462)
Net income	—	—	—	—	—	7,406	—	—	4,106	11,512
Balance at September 30, 2022	31,638	$316	13,674	$—	$201,720	$11,509	—	$—	$99,204	$312,749

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$25,523	$(2,363)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,777	20,288
Loss on disposal of assets	1,307	113
Allowance for credit losses	(420)	630
Stock-based compensation	4,665	3,907
Amortization of debt issuance costs	127	132
Deferred income tax expense (benefit)	5,143	(273)
Change in payables related to parties pursuant to Tax Receivable Agreement	(654)	—
Other	(178)	(153)
Changes in operating assets and liabilities:
Accounts receivable	(38,563)	(17,995)
Accounts receivable - related party	1,011	(1,852)
Prepaid expenses and other assets	2,972	(3,266)
Inventories	(4,744)	(714)
Accounts payable	12,569	7,076
Accrued liabilities	10,305	6,167
Property tax contingency	3,072	—
Net cash provided by operating activities	43,912	11,697
Cash flows from investing activities:
Investment in property, plant and equipment	(59,527)	(13,702)
Cash received from insurance proceeds	1,308	35
Proceeds from disposal of assets	422	42
Net cash used in investing activities	(57,797)	(13,625)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders (other than Solaris Inc.) and Class A common shareholders	(14,675)	(14,400)
Borrowings under the credit agreement	9,000	—
Repayment of credit agreement	(3,000)	—
Payments under finance leases	(1,100)	(23)
Payments under insurance premium financing	(946)	(410)
Proceeds from stock option exercises	—	12
Payments related to debt issuance cost	(358)	—
Payments for shares withheld for taxes from RSU vesting and cancelled	(1,100)	(786)
Net cash used in financing activities	(12,179)	(15,607)

Net decrease in cash	(26,064)	(17,535)
Cash at beginning of period	36,497	60,366
Cash at end of period	$10,433	$42,831

Non-cash activities
Operating:
Employee retention credit	$—	$1,900
Investing:
Capitalized depreciation in property, plant and equipment	424	2,260
Capitalized stock based compensation	296	228
Property and equipment additions incurred but not paid at period-end	3,436	323
Property, plant and equipment additions transferred from inventory	1,210	958
Additions to fixed assets through finance leases	4,554	—
Financing:
Insurance premium financing	806	410
Cash paid for:
Interest	102	99
Income Taxes	370	325

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except share data)

1.    Organization and Background of Business

Description of Business

We design and manufacture specialized equipment, which combined with field technician support, last mile logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. Our equipment and services are deployed across active oil and natural gas basins in the United States.

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Wellsite services	$92.1	$49.1	$235.2	$112.4
Transloading and Other	0.2	0.3	0.8	0.9
Total revenue	$92.3	$49.4	$236.0	$113.2

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

	September 30,	December 31,
	2022	2021
Systems and related equipment	$348.5	$306.6
Systems in process	34.8	19.9
Computer hardware and software	1.6	1.2
Machinery and equipment	5.4	5.4
Vehicles	10.9	5.6
Buildings	4.6	4.4
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$406.8	$344.1
Less: accumulated depreciation	(121.9)	(104.0)
Property, plant and equipment, net	$284.9	$240.1

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

The Credit Agreement consists of an initial $50.0 revolving loan commitment (the “Loan”) with a $25.0 uncommitted accordion option to increase the Loan availability to $75.0. As of September 30, 2022, we had $6.0 million borrowings outstanding under the Credit Agreement and ability to draw $44.0 million.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement, following the 2022 Amendment, bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.50% for SOFR loans and 1.75% to 2.50% for alternate base rate loans, in each case depending on our total leverage ratio. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of September 30, 2022 was approximately 5.61%.

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

As of September 30, 2022, we were in compliance with all covenants under the Credit Agreement.

Maturities of debt are as follows:

For the twelve months ending September 30,	Amount
2023	$—
2024	—
2025	6,000
Thereafter	—
Total	$6,000

5.    Equity

Dividends

Solaris LLC paid distributions totaling $4.9 and $4.8 to all Solaris LLC unitholders in the three months ended September 30, 2022 and 2021, respectively, of which $3.5 and $3.4 was paid to Solaris Inc. Solaris LLC paid distributions totaling $14.7 and $14.4 to all Solaris LLC unitholders in the nine months ended September 30, 2022 and 2021, respectively, of which $10.3 and $10.0 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of September 30, 2022, 1,585,500 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and nine months ended September 30, 2022 and 2021:

	Restricted Stock Awards
	2022	2021
Unvested at January 1,	847,315	703,115
Awarded	884,983	414,185
Vested	(366,250)	(223,275)
Forfeited	(804)	(5,388)
Unvested at March 31,	1,365,244	888,637
Awarded	20,902	3,376
Vested	(6,528)	(8,797)
Forfeited	(4,575)	(2,306)
Unvested at June 30,	1,375,043	880,910
Awarded	87,075	105,233
Vested	(129,874)	(121,235)
Forfeited	—	(3,426)
Unvested at September 30,	1,332,244	861,482

Of the unvested 1,332,244 shares of restricted stock, it is expected that 607,004 shares, 430,103 shares, and 295,137 shares will vest in 2023, 2024 and 2025, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $10.5 of unrecognized compensation expense related to unvested restricted stock as of September 30, 2022. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.2 years.

Income (Loss) Per Share

Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of income (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income (loss) per share:	2022	2021	2022	2021

Numerator
Net income (loss) attributable to Solaris	$7.4	$0.9	$16.4	$(1.5)
Less: income attributable to participating securities (1)	(0.3)	(0.1)	(0.7)	(0.3)
Net income (loss) attributable to common stockholders	$7.1	$0.8	$15.7	$(1.8)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	31,599	31,058	31,425	30,671
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income (loss) per share	31,599	31,058	31,425	30,671

Income (loss) per share of Class A common stock - basic	$0.22	$0.03	$0.49	$(0.06)
Income (loss) per share of Class A common stock - diluted	$0.22	$0.03	$0.49	$(0.06)

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Class B common stock	13,672	13,819	13,732	14,119
Restricted stock awards	1,349	868	1,251	839
Stock Options	7	7	7	10
Total	15,028	14,694	14,990	14,968

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

For the three months ended September 30, 2022 and 2021, we recognized a combined United States federal and state expense for income taxes of $2.3 and $0.5, respectively. For the nine months ended September 30, 2022 and 2021, we recognized a combined United States federal and state expense for income taxes of $5.9 and $0.1, respectively. The effective combined United States federal and state income tax rates were 16.8% and 26.2% for the three months ended September 30, 2022 and 2021, respectively. The effective combined United States federal and state income tax rates were 18.7% and 3.4% for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

As of September 30, 2022, our liability under the Tax Receivable Agreement was $72.6, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

7.  Concentrations

For the three months ended September 30, 2022, one customer accounted for 23% of the Company’s revenues. For the three months ended September 30, 2021, one customer accounted for 26% of the Company’s revenues. For the nine months ended September 30, 2022, one customer accounted for 21% of the Company’s revenues. For the nine months ended September 30, 2021, one customer accounted for 24% of the Company’s revenues. As of September 30, 2022, one customer accounted for 23% of the Company’s accounts receivable. As of December 31, 2021, two customers accounted for 29% and 13% of the Company’s accounts receivable.

For the three and nine months ended September 30, 2022 and 2021, no supplier accounted for more than 10% of the Company’s total purchases. As of September 30, 2022, one supplier accounted for 12% of the Company’s accounts payable. As of December 31, 2021, no supplier accounted for more than 10% of the Company’s accounts payable.

8.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3.1 in Accrued Liabilities and Cost of sales in the nine month period ended September 30, 2022. No additional contingencies were recognized during the three months period ended September 30, 2022. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September 30, 2022 and 2021, Solaris LLC paid $0.2 and $0.3, respectively, for these services. For the nine months ended September 30, 2022 and 2021, Solaris LLC paid $0.7 and $0.6, respectively, for these services. As of September 30, 2022, and December 31, 2021, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of September 30, 2022 and December 31, 2021, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $3.9 as of September 30, 2022.

As of September 30, 2022, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 10.2% ownership of the Company’s Class A common stock and 6.9% total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the three and nine months ended September 30, 2022, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $2.9 and $13.6, respectively. Accounts receivable related to THRC Affiliates as of September 30, 2022 was $2.6. For the three and nine months ended September 30, 2022, the Company recognized cost of services provided by THRC Affiliates of $1.4 and $3.1, respectively. There was $0.1 accounts payable related to THRC Affiliates as of September 30, 2022.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. During the third quarter of 2022, Solaris paid $0.5 to THRC Affiliates related to these Services, which was recognized in revenues.

10. Subsequent Events

On October 31, 2022, the Company entered into a lease agreement to rent office space in Houston, Texas with a lease term of 10 years. Future rent payments and building operating costs under the lease will be approximately $13.9 million.

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

Overview

We design and manufacture specialized equipment, which combined with field technician support, last mile logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. The majority of our revenue is currently derived from providing equipment and services related to our mobile proppant and fluid management systems and our last mile logistics management services. We also generate revenue from new technology and offerings that work in conjunction with our mobile proppant and fluid management systems, including our proprietary top fill equipment and AutoBlend™ integrated electric blender. Our equipment and services are deployed across active oil and natural gas basins in the United States.

Recent Trends and Outlook

Oil and gas supply and demand dynamics remained tight throughout the third quarter of 2022. Recent volatility in global markets driven by continued monetary policies to control inflation, continued geopolitical factors and the uncertainty of a potential global economic slowdown contributed to WTI oil prices declining from over $110 per barrel in July 2022 to $80 per barrel in September 2022. While commodity prices remain at healthy levels to support growth in North American drilling and completion activity, this growth continues to be impacted by capital discipline among many operators, supply chain tightness and elevated inflation.

The Baker Hughes Land rig count has increased 31% since the start of the year to 749 rigs at the end of September 2022, as compared to a 49% increase in our fully utilized systems since the fourth quarter of 2021. Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer. Recently, our fully utilized system count growth has outpaced the rig count trend due primarily to new technology-led growth with new and existing customers.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)

Revenue	92,325	49,377	42,948	235,951	113,240	122,711
Operating costs and expenses:
Cost of services (excluding depreciation)	64,171	38,460	25,711	163,079	82,816	80,263
Depreciation and amortization	7,716	6,842	874	21,777	20,288	1,489
Property tax contingency	—	—	—	3,072	—	3,072
Selling, general and administrative	5,929	4,760	1,169	17,202	14,326	2,876
Other operating (income) expense	524	(2,690)	3,214	(899)	(2,074)	1,175
Total operating costs and expenses	78,340	47,372	30,968	204,231	115,356	88,875
Operating income (loss)	13,985	2,005	11,980	31,720	(2,116)	33,836
Interest expense, net	(141)	(66)	(75)	(308)	(170)	(138)
Total other expense	(141)	(66)	(75)	(308)	(170)	(138)
Income (loss) before income tax expense	13,844	1,939	11,905	31,412	(2,286)	33,698
Expense for income taxes	(2,332)	(507)	(1,825)	(5,889)	(77)	(5,812)
Net income (loss)	11,512	1,432	10,080	25,523	(2,363)	27,886
Less: net (income) loss related to non-controlling interests	(4,106)	(558)	(3,548)	(9,162)	857	(10,019)
Net income (loss) attributable to Solaris	$7,406	$874	$6,532	$16,361	$(1,506)	$17,867

Revenue

Revenue increased $42.9 million, or 87%, to $92.3 million for the three months ended September 30, 2022 compared to $49.4 million for the three months ended September 30, 2021. Revenue increased $122.7 million, or 108%, to $236.0 million for the nine months ended September 30, 2022 compared to $113.2 million for the nine months ended September 30, 2021. The increase in revenue is primarily related to an activity-driven increase in demand for our products and services. Mobile proppant systems, on a fully utilized basis, increased from 59 and 55 systems for the three and nine months ended September 30, 2021, respectively, to 94 and 84 systems for the three and nine months ended September 30, 2022, respectively, in response to the increase in industry activity levels and by the introduction of new products.

Cost of Services

Cost of services, excluding depreciation and amortization expense increased $25.7 million, or 67%, to $64.2 million for the three months ended September 30, 2022 compared to $38.5 million for the three months ended September 30, 2021. Cost of services, excluding depreciation and amortization expense increased $80.3 million, or 97%, to $163.1 million for the nine months ended September 30, 2022 compared to $82.8 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in operating costs to support an activity-driven increase in demand for our products and services. Cost of services, excluding depreciation and amortization as a percentage of revenue was 70% and 69% for the three and nine months ended September 30, 2022, respectively, and 78% and 73% for the three and nine months ended September 30, 2021, respectively.

Property Tax Contingency

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3.1 in Accrued Liabilities and Cost of sales in the nine months ended September 30, 2022. No additional contingencies were recognized during the three months ended September 30, 2022. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million, or 25%, to $5.9 million for the three months ended September 30, 2022 compared to $4.8 million for the three months ended September 30, 2021. Selling, general and administrative expenses increased $2.9 million, or 20%, to $17.2 million for the nine months ended September 30, 2022 compared to $14.3 million for the nine months ended September 30, 2021. Selling, general and administrative expenses increased due primarily to increases in headcount and professional fees.

Other Operating (Income) Expense

Other operating (income) expense increased $3.2 million, or 119% to expense of $0.5 million for the three months ended September 30, 2022 compared to the income of $2.7 million for the three months ended September 30, 2021. Other operating (income) expense decreased $1.2 million, or 57% to income of $0.9 million for the nine months ended September 30, 2022 compared to the income of $2.1 million for the nine months ended September 30, 2021. Other operating (income) expense in the three and nine months ended September 30, 2022 primarily relate to change in the TRA liability, credit losses, gain on insurance claims and other settlements, loss on disposal of assets, and costs related to the evaluation of potential acquisitions. Other operating expense in the three and nine months ended September 30, 2021 primarily relate to employee retention credits, credit losses, gain on insurance claims, transaction costs, and loss on disposal of assets.

Provision for Income Taxes

During the three months ended September 30, 2022, we recognized a combined United States federal and state expense for income taxes of $2.3 million, an increase of $1.8 million as compared to the $0.5 million income tax expense we recognized during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recognized a combined United States federal and state expense for income taxes of $5.9 million, an increase of $5.8 million as compared to the $0.1 million income tax expense we recognized during the nine months ended September 30, 2021. This change was attributable to operating gains. The effective combined United States federal and state income tax rates were 16.8% and 26.2% for the three months ended September 30, 2022 and 2021, respectively. The effective combined United States federal and state income tax rates were 18.7% and 3.4% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Net income (loss)	$11,512	$1,432	$10,080	$25,523	$(2,363)	$27,886
Depreciation and amortization	7,716	6,842	874	21,777	20,288	1,489
Interest expense, net	141	66	75	308	170	138
Income taxes (1)	2,332	507	1,825	5,889	77	5,812
EBITDA	$21,701	$8,847	$12,854	$53,497	$18,172	$35,325
Property tax contingency (2)	—	—	—	3,072	—	3,072
Stock-based compensation expense (3)	1,553	1,355	198	4,665	3,907	758
Employee retention credit (4)	—	(2,992)	2,992	—	(2,992)	2,992
Change in payables related to Tax Receivable Agreement (5)	—	—	—	(654)	—	(654)
Credit losses and adjustments to credit losses	(32)	30	(62)	(420)	630	(1,050)
Other (6)	712	422	290	578	563	15
Adjusted EBITDA	$23,934	$7,662	$16,272	$60,738	$20,280	$40,458
(1)	United States federal and state income taxes.
(2)	Property tax contingency represents a reserve related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal.
(3)	Represents stock-based compensation expense related to restricted stock awards.
(4)	Employee retention credit as part of Consolidated Appropriations Act of 2021, net of administrative fees.
(5)	Reduction in liability due to state tax rate change.
(6)	Other includes loss on disposal of assets, gain on insurance claims and other settlements, and costs related to the evaluation of potential acquisitions.

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021: EBITDA and Adjusted EBITDA

EBITDA increased $12.9 million to $21.7 million for the three months ended September 30, 2022 compared to $8.8 million for the three months ended September 30, 2021. Adjusted EBITDA increased $16.3 million to $23.9 million for the three months ended September 30, 2022 compared to $7.7 million for the three months ended September 30, 2021. EBITDA increased $35.3 million to $53.5 million for the nine months ended September 30, 2022 compared to $18.2 million for the nine months ended September 30, 2021. Adjusted EBITDA increased $40.5 million to $60.7 million for the nine months ended September 30, 2022 compared to $20.3 million for the nine months ended September 30, 2021. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of September 30, 2022, cash and cash equivalents totaled $10.4 million. We have $6.0 million in borrowings outstanding under our Credit Agreement and have $44.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will provide sufficient liquidity to address our future cash needs, including capital expenditures, working capital investments, and dividends for the next 12 months and beyond.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Net cash provided by operating activities	$43,912	$11,697	$32,215
Net cash used in investing activities	(57,797)	(13,625)	(44,172)
Net cash used in financing activities	(12,179)	(15,607)	3,428
Net change in cash	$(26,064)	$(17,535)	$(8,529)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $43.9 million for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $11.7 million for the nine months ended September 30, 2021. The increase of $32.2 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $57.8 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $13.6 million for the nine months ended September 30, 2021. The increase in investing activities of $44.2 million is primarily due to capital expenditures related to enhancements to our fleet and for new technologies.

Financing Activities. Net cash used in financing activities of $12.2 million for the nine months ended September 30, 2022 was primarily related to quarterly dividends of $14.7 million, payments under finance leases of $1.1 million and $1.1 million of payments related to vesting of stock-based compensation, offset by net borrowings under the credit agreement of $6.0 million. Net cash used in financing activities of $15.6 million for the nine months ended September 30, 2021 was primarily related to quarterly dividends of $14.4 million and $0.7 million of payments related to vesting of stock-based compensation.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Debt” to our condensed consolidated financial statements as of September 30, 2022, for a discussion of our senior secured credit facility.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of September 30, 2022, except for purchase commitments under supply agreements disclosed below.

As of September 30, 2022, we expect to pay approximately $0.2 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of September 30, 2022, if our borrowings under the Credit Agreement remain at $6.0 million, we expect to pay approximately $0.3 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of September 30, 2022 of approximately 5.61%.

As of September 30, 2022, we had purchase obligations of approximately $18.8 million payable within the next twelve months.

Critical Accounting Policies and Estimates

We had no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022 from the amounts listed under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements, except for purchase commitments under supply agreements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2022, one customer accounted for 23% of our total accounts receivable. As of December 31, 2021, two customers collectively accounted for 42% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3.1 in Accrued Liabilities and Cost of sales in the nine months ended September 30, 2022. No additional contingencies were recognized during the three months ended September 30, 2022. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the current quarter, we repurchased the shares of Class A common stock as shown in the table below, to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Average Price
	Shares	Paid Per
Period	Purchased	Share
July 1 - July 31	215	$10.05
August 1 - August 31	8,689	10.38
September 1 - September 30	—	—
Total	8,904	$10.37

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

November 1, 2022	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 1, 2022	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)