Form 10-K
period 2022-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2023-03-09
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2022: $307,906,275

As of March 3, 2023, the registrant had 33,546,884 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments, and the expected impact on our businesses, results of operations and earnings.

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

Item 1.      Business

Our Company

We are a Houston, Texas based business. We design and manufacture specialized equipment, which combined with field technician support, last mile logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. Our equipment and services are deployed across active oil and natural gas basins in the United States.

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

The number of our mobile proppant management systems fully utilized has been our traditional measure of activity, as historically one mobile proppant management system would follow one hydraulic fracturing (frac) crew, on average. While we still use this metric as an important measure of our activity today, we have expanded our revenue sources through new technology and offerings that work in conjunction with our legacy systems, including our turnkey last mile logistics management services, our proprietary top fill equipment to enable quick unloading from bottom drop trucks, our AutoBlend™ integrated electric blender, our fluid management systems and our proprietary Solaris Lens® software.

Our Properties

We own or lease various facilities including our corporate headquarters in Houston, Texas, manufacturing facility in Early, Texas and a transloading facility in Kingfisher, Oklahoma.

Suppliers

We have built long-term relationships with third-party suppliers to both transport equipment and products and provide certain materials used in the manufacturing and maintenance of our systems. During the years ended December 31, 2022 and 2021, no supplier accounted for more than 10% of our total spending.

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

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. For the years ended December 31, 2022 and 2021, Liberty Oilfield Services, LLC accounted for approximately 22% and 26%, respectively, of our total revenue.

Competition

The oil and natural gas services industry is highly competitive. We have numerous types of competitors, including logistics companies, equipment manufacturers, hydraulic fracturing service companies and sand mining companies. Some of these companies could be customers of ours on certain jobs while also utilizing their own equipment and integrated service offerings on other jobs.

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

As of December 31, 2022, we employed 344 employees overall, who were employed pursuant to an administrative services agreement that primarily supports our operations. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Diversity and Inclusion

We are committed to fostering a work environment in which all employees treat each other with dignity and respect and are continually striving to attract a diverse workforce. Our employee demographic profile allows us to promote inclusion of thought, skill, knowledge, and culture across our operations to achieve our social obligations, commitments and to drive enhanced decision making and execution for the business. We are proud of the diversity of our workforce and promote inclusion at all levels of our organization. As of December 31, 2022:

(1)	Females represented approximately 13% of our organization and 23% of supervisory or managerial roles.
(2)	Minorities represented 41% of our organization and 23% of supervisory or managerial roles.

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

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may, among other things, require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

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
(2)	Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Moreover, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events, as was the case in 2021 and 2022 in the Permian Basin of Texas and has been the case over the past several years in central Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
(3)	Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone and, in December 2020, published notice of a final action, upon conducting a periodic review of the ozone standard, electing to retain the 2015 ozone NAAQS in 2020 without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
(4)	Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has made combating climate change a priority in his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. Federal regulatory initiatives have focused on establishing rules impacting the oil and gas sector and relating to permitting, monitoring, reporting or restricting GHG emissions, such as methane. Since 2016, there has been considerable uncertainty surrounding regulation of the emissions of methane, with the Obama, Trump and Biden Administrations each implementing or, in the case of the Biden Administration, proposing to implement, versions of performance standards with varying restrictions on methane emissions from sources in the oil and gas industry. In January 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector. U.S. Congress also passed, and President Biden signed into law, a revocation of the Trump Administration’s 2020 rulemaking in respect of these standards and effectively reinstating the Obama Administration’s 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound emissions in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. The EPA published a supplemental proposal in November 2022, which, among other items, sets forth specific provisions strengthening the first nationwide emissions guidelines for states to limit methane emissions from existing oil and natural gas facilities, revises requirements for fugitive emissions monitoring and repair and establishes a “super-emitter” response program to timely mitigate emissions events. The proposal is expected to be finalized in 2023. Additionally, in August 2022 the Inflation Reduction Act was passed, which imposes the first ever federal methane fee on certain oil and gas operations. For more information, see our Risk Factor titled “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.” Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time. In other political actions, President Biden issued an executive order in January 2021 suspending new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide permanent injunction by a federal district judge in Louisiana in August 2022, effectively halting implementation of the leasing suspension. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, our and our customers’ access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting or eliminating access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. The Federal Reserve has also announced that six of the largest U.S. banks will participate in a pilot climate scenario analysis, expected to conclude at the end of 2023. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for acquisition, exploration, development, production, transportation, and processing activities, which could impact our service-related business and operations. To the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Furthermore, the SEC proposed rules that, amongst other matters, will require climate-related disclosures from registrants, including data on Scope 1 and 2 and, in some cases, Scope 3 GHG emissions. While we cannot predict the final form and substance of such rules, to the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Separately, the U.S. Securities and Exchange Commission (the “SEC”) has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC was to allege that an issuer’s existing climate disclosures were misleading or deficient.

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

As of December 31, 2022, we had six issued patents in the United States, eight corollary patents issued in Canada and two corollary patents issued in Mexico; four pending utility patent applications in the United States, one in Canada, and two in Mexico. Each patent and patent application relates to our systems, services and other technologies. Our issued patents expire between 2032 and 2041, provided all of the maintenance fees are paid. We cannot make any assurances that any of our currently pending patent applications will result in the issuance of a granted patent, or whether the examination process will require us to narrow the present claims. Additionally, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

Inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which – or the combination thereof – could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our drilling activity increases. Furthermore, higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

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

We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:

●	(i) the ongoing COVID-19 pandemic and the extent to which it has caused and may continue to cause business disruptions, disrupted the oil and gas industry and global supply chains, negatively impacted the global economy, reduced global demand for oil and gas and created significant volatility and disruption of financial and commodity markets; and
●	(ii) the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities around the globe, including in the Middle East and the conflict in Ukraine.

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

We are subject to extensive government laws and regulations concerning our employees, and the cost of compliance with such laws and regulations could be material.

Regulations related to wages and other compensation affect our business. Any appreciable increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels, or overtime regulations, could result in an increase in labor costs. Such cost increases, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distribution to our shareholders. Additionally, any changes in employment, benefit plan, tax or labor laws or regulations or new regulations proposed from time to time, could have a material adverse effect on our employment practices, our business, financial condition, results of operations and cash available for distribution to our shareholders.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change.  Multiple or particularly severe accidents and high employee turnover can contribute to a deterioration of our safety record. If one or more accidents were to occur in connection with the use of our systems or performance of our services, the affected customer may seek to terminate or cancel its use of our services which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable.

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

Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to:

●	expected economic returns to E&P companies of new well completions;
●	global political and economic conditions and supply of and demand for oil and natural gas;
●	the level of prices, and expectations about future prices, of oil and natural gas;
●	the level of global oil and natural gas exploration and production, and inventories;
●	the supply of and demand for hydraulic fracturing equipment and consumables in the United States, including the supply and demand for lower emissions hydraulic fracturing equipment;
●	the supply of consumables used in hydraulic fracturing, including proppant and water;
●	federal, state and local regulation of hydraulic fracturing and exploration and production activities;
●	laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
●	the supply and demand dynamics for crude oil and natural gas, which may be impacted by actions of global hydrocarbon producers, including members of OPEC;
●	global or national health concerns including health epidemics;
●	political or civil unrest in the United States or elsewhere;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption; and
●	the potential acceleration of development of alternative fuels or sources of energy.

We may be adversely affected by uncertainty in the global financial markets or the deterioration of the financial condition, and resulting credit risk, of our customers.

Our future results may be impacted by the uncertainty caused by an economic downturn, weak economic conditions and widespread financial distress, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers' spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers' spending for our systems and services. In addition, increased interest rates, whether resulting from inflationary concerns or otherwise, may prevent our customers from being able to obtain debt financing at favorable rates, or at all. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting bankruptcy or increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.

Our Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Agreement.

Our Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions, as well as a certain leverage ratio and minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements." Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of our Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Our ability to use our net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2022, the Company had approximately $234.0 million of federal NOL carryovers and $52.2 million of state NOL carryovers. $168.2 million of our federal NOL carryovers have no expiration date and the remaining federal and NOL carryovers expire in 2037. $28.1 million of our state NOL carryovers will expire in varying amounts beginning in 2037. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some or all of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.

Risks Related to Regulatory Matters

Laws, regulations, executive orders and other regulatory initiatives relating to hydraulic fracturing could increase our and our customers’ costs of doing business and result in restrictions, delays or cancellations that may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our business, results of operations and financial condition.

Although we do not directly engage in hydraulic fracturing, our operational services support our E&P customers in such activities. The practice continues to be controversial, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. Additionally, with concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering or have adopted additional requirements related to seismic safety for hydraulic fracturing activities. Our customers' inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their exploration and production operations and result in a corresponding reduction in demand for our services. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these hydraulic fracturing, seismicity and water availability matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing, seismic activities, or leasing activities on federal properties, or the inability of our customers to maintain adequate water supplies could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our business, results of operations, and financial condition.

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

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government related to the production and processing of fossil fuels and to monitor and limit emissions of GHGs as well as to eliminate such future emissions. For example, the Inflation Reduction Act, signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and incentives, and imposes the first-ever federal fee on excess methane emissions from certain oil and gas facilities. These and other actions could accelerate the transition away from fossil fuels and reduce demand for hydrocarbons, therefore reducing demand for our products and services. Moreover, climate change-related regulatory initiatives to reduce carbon-based emissions may result in fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas, which could reduce demand for the oil and natural gas our customers produce and reduce the demand for our products and services. The SEC has additionally proposed a new rule that would require certain climate-related disclosures from registrants, which is expected to be finalized in 2023. To the extent that provisions of this rule are finalized, we could face increased costs associated with making the disclosures, and we cannot predict how any information disclosed may be considered by investors or financial institutions, which could impact costs of, or restrictions on, our or our customers’ access to capital. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows and revenues.

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

Solaris Inc. is a holding company and has no material assets other than its equity interest in Solaris LLC. Solaris Inc. has no independent means of generating revenue. To the extent that Solaris Inc. needs funds, including to make payments under the Tax Receivable Agreement, and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the Credit Agreement or any future financing arrangements, or are otherwise unable to provide such funds, Solaris Inc.’s liquidity and financial condition could be materially adversely affected.

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

We declared our first dividend to Class A stockholders in the fourth quarter of 2018 and have continued to declare dividends on a quarterly basis. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report. We are not required to declare future dividends and holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.

Our principal stockholders collectively hold a significant amount of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation, and the members of Solaris LLC immediately prior to the IPO (collectively, the “Original Investors”) own a substantial majority of our Class B common stock, which represents approximately 30% of our combined economic interest and voting power. Although the Original Investors are entitled to act separately in their own respective interests with respect to their ownership in us, if the Original Investors choose to act in concert, they will together have the ability to strongly influence the election of the members of our board of directors, and thereby our management and affairs. In addition, they will be able to strongly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations promulgated thereunder. As a result, the exclusive forum provision will not apply to actions arising under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations promulgated thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the exclusive forum provision would apply to actions arising under the Securities Act or the rules and regulations promulgated thereunder, except to the extent a particular action fell within the exception for covered class actions or the exception in the certificate of incorporation described above otherwise applied to such action, which could occur if the action also involved claims under the Exchange Act. Stockholders will not be deemed, by operation of Article 14 of the certificate of incorporation alone, to have waived claims arising under the federal securities laws and the rules and regulations promulgated thereunder.

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

In connection with the closing of the IPO, Solaris Inc. entered into the Tax Receivable Agreement with the TRA Holders (as defined herein). For additional information, see “Payables Related to the Tax Receivable Agreement” in Note 10. “Income Taxes” and Note. 13 “Related Party Transactions” under Part II, Item 8. “Financial Statements and

Supplementary Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.

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

The payment obligations under the Tax Receivable Agreement are Solaris Inc.'s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time. For additional information regarding the Tax Receivable Agreement, see Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined in the Tax Receivable Agreement), which includes certain mergers, asset sales and other forms of business combinations, or the Tax Receivable Agreement terminates early, we would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate of one year London Interbank Offered Rate (“LIBOR”) plus 100 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) Solaris Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to currently utilize any accumulated NOL carryforwards) and (ii) any Solaris LLC Units (other than those held by Solaris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. If we experience a change of control, such potential termination payment could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control.

For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $74.6 million (calculated using a discount rate equal to one year LIBOR plus 100 basis points, applied against an undiscounted liability of $94.8 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2022). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

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

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”) and related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses.

Under Section 404(a) of the Sarbanes-Oxley Act, our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. In compliance with the Sarbanes-Oxley Act, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal control over financial reporting may also be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. If material weaknesses are discovered in the future, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A Common Stock. In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Additionally, as a public company, we are required to: (i) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (ii) provide certain disclosures regarding executive compensation required of larger public companies; or (iii) hold nonbinding advisory votes on executive compensation.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A “Controls and Procedures”, management identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access, application change management, operating system and logical access controls, and segregation of duties for a third-party information technology system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have begun implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2023. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Item 3.       Legal Proceedings

Disclosure concerning legal proceedings is incorporated by reference to “Part II. Item 8. “Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies” in this Annual Report.

Item 4.      Mine Safety Disclosures

Not applicable.

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Class A common stock trade on the NYSE under the symbol “SOI.”

As of March 3, 2023, we had approximately 3 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of March 3, 2023, we had 13 holders of record of our Class B common stock.

Dividend Policy

During the year ended December 31, 2022, the Company paid quarterly cash dividends of $0.105 per share of Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Oilfield Service Index since May 11, 2017.

The graph assumes $100 was invested in our common stock on May 11, 2017 and in each of the indexes and further assumes the reinvestment of dividends. We elected to include the Oilfield Service Index as our published industry or line-of-business index as we believe it is an appropriate benchmark for our line of business/industry.

250
225
200
175
150
125
100
75
50
25
0
May-17
May-18
May-19
May-20
May-21
May-22
S&P 500
SOI
OSX
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

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2022 and the average price paid per share:

	Total Number of		Average Price
	Shares		Paid Per
Period	Purchased		Share
January 1 - January 31	—		$—
February 1 - February 28	—		—
March 1 - March 31	95,514	(1)	12.97
April 1 - April 30	505	(1)	11.41
May 1 - May 31	256		11.25
June 1 - June 30	914	(1)	13.25
July 1 - July 31	215		10.05
August 1 - August 31	8,689	(1)	10.38
September 1 - September 30	—		—
October 1 - October 31	—		—
November 1 - November 30	—		—
December 1 - December 31	145	(1)	9.27
Total	106,238		$12.74

(1)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Sales of Unregistered Equity Securities

None.

Item 6.        Reserved

Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to (i) Solaris Oilfield Infrastructure, LLC ("Solaris LLC") and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries following the completion of our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Trends and Outlook

Supply and demand dynamics in the oil and natural gas industry remained tight throughout 2022. Continued supply chain tightness, gradual reopening of certain global economies and geopolitical conflicts, among other factors, drove WTI oil prices to fluctuate between $70 per barrel and over $120 per barrel throughout 2022. Henry Hub natural gas prices also fluctuated between $3.70 per MMBtu and nearly $10.00 per MMBtu throughout 2022. While an improvement in commodity prices has historically driven an increase in drilling and completion activity in North America, overall activity levels have been impacted by industry capital discipline and supply chain challenges. Late in December 2022, Henry Hub natural gas prices began to decline to approximately $2.40 per MMBtu at the beginning of February 2023. While the extent and duration of these lower natural gas commodity prices is unknown, a decline in our customers’ activity in natural gas basins may impact our overall activity levels.

North American land activity improved throughout 2022 as the Baker Hughes Land rig count increased 52% on average compared to a 52% increase in our fully utilized systems during 2022. Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer.

In 2022, our system count growth outpaced general activity due to new technology introductions. In 2023, we expect slower general market growth in North American land activity due to continued capital discipline among oil and gas operators and supply chain and labor constraints limiting the addition of additional drilling rig and completion crews. We expect our activity, as measured by fully utilized systems, will continue to outpace the market in 2023 as we enhance our offering and gain additional market share through additional deployments of our new technology.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including the health of the global economy, any further supply chain disruptions or potential regulatory changes. Continued industry consolidation amongst some of our E&P and oil service customers combined with financial discipline from publicly traded energy companies has reduced industry-wide capital spending, resulting in activity levels that remain below pre-pandemic levels despite the recovery in commodity prices. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended
	December 31,
	2022	2021	Change

	(in thousands)

Revenue	$320,005	$159,189	$160,816
Operating costs and expenses:
Cost of services (exclusive of depreciation)	219,775	115,459	104,316
Depreciation and amortization	30,433	27,210	3,223
Property tax contingency	3,072	—	3,072
Selling, general and administrative	23,074	19,264	3,810
Other operating expense (income)	1,847	(2,357)	4,204
Total operating costs and expenses	278,201	159,576	118,625
Operating income (loss)	41,804	(387)	42,191
Interest expense, net	(489)	(247)	(242)
Total other expense	(489)	(247)	(242)
Income (loss) before income tax expense	41,315	(634)	41,949
Provision for income taxes	(7,803)	(626)	(7,177)
Net income (loss)	33,512	(1,260)	34,772
Less: net (income) loss related to non-controlling interests	(12,354)	392	(12,746)
Net income (loss) attributable to Solaris	$21,158	$(868)	$22,026

Revenue

Revenue increased $160.8 million, or 101%, to $320.0 million for the year ended December 31, 2022 compared to $159.2 million for the year ended December 31, 2021. Revenue increased mainly due to an activity-driven increase in demand for our products and services, as well as new technology introductions and increased pricing. Mobile proppant systems on a fully utilized basis increased from 57 systems for the year ended December 31, 2021 to 86 systems for the year ended December 31, 2022, in response to the increase in industry activity levels and due to activity growth with new and existing customers led by the introduction of new products.

Cost of Services

Cost of services, excluding depreciation and amortization expense, increased $104.3 million, or 90%, to $219.8 million for the year ended December 31, 2022 compared to $115.5 million for the year ended December 31, 2021. The increase was primarily due to an increase in operating costs to support an activity-driven increase in demand for our products and services. Cost of services as a percentage of revenue was 69% and 73% for the year ended December 31, 2022 and 2021, respectively.

Property Tax Contingency

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we are vigorously appealing this ruling, we have recognized $3.1 million in accrued liabilities and cost of services as of and for the the year ended December 31, 2022. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding depreciation and amortization, increased $3.8 million, or 20%, to $23.1 million for the year ended December 31, 2022 compared to $19.3 million for the year ended December 31, 2021. The increase is primarily due to increases in headcount and professional fees.

Other Operating Expense (Income)

Other operating expense (income) decreased $4.2 million, or 178% to expense of $1.8 million for the year ended December 31, 2022 compared to income of $2.4 million for the year ended December 31, 2021. Other operating expense in the twelve months ended December 31, 2022 primarily relate to loss on disposal of assets, change in the TRA liability, credit losses, gain on insurance claims and other settlements, and costs related to the evaluation of potential acquisitions. Other operating income in the twelve months ended December 31, 2021 primarily relate to employee retention credits, credit losses, gain on insurance claims, transaction costs, and loss on disposal of assets.

Provision for Income Taxes

During the year ended December 31, 2022, we recognized a combined United States federal and state expense for income taxes of $7.8 million, an increase of $7.2 million as compared to the $0.6 million income tax expense we recognized during the year ended December 31, 2021. This change was attributable to operating gains. The effective combined United States federal and state income tax rates were 18.9% and (98.7)% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Year ended
	December 31,
	2022	2021	Change

	(in thousands)

Net income (loss)	$33,512	$(1,260)	$34,772
Depreciation and amortization	30,433	27,210	3,223
Interest expense, net	489	247	242
Income taxes (1)	7,803	626	7,177
EBITDA	$72,237	$26,823	$45,414
Property tax contingency (2)	3,072	—	3,072
Stock-based compensation expense (3)	6,092	5,210	882
Employee retention credit (4)	—	(2,957)	2,957
Change in payables related to Tax Receivable Agreement (5)	(663)	—	(663)
Credit losses	(420)	365	(785)
Other (6)	3,464	625	2,839
Adjusted EBITDA	$83,782	$30,066	$53,716
(1)	Federal and state income taxes.
(2)	Property tax contingency represents a reserve related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal.
(3)	Represents stock-based compensation expense related to restricted stock.
(4)	Employee retention credit as part of the Consolidated Appropriations Act of 2021, net of administrative fees.
(5)	Reduction in liability due to state tax rate change.
(6)	Other includes loss on disposal of assets, gain on insurance claims and other settlements, and costs related to the evaluation of potential acquisitions.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021: EBITDA and Adjusted EBITDA

EBITDA increased $45.4 million to $72.2 million for the year ended December 31, 2022 compared to $26.8 million for the year ended December 31, 2021. Adjusted EBITDA increased $53.7 million to $83.8 million for the year ended December 31, 2022 compared to $30.1 million for the year ended December 31, 2021. The increases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of December 31, 2022, cash and cash equivalents totaled $8.8 million. We have $8.0 million in borrowings outstanding under our Credit Agreement and have $42.0 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for the next 12 months and beyond. See Note 8. “Senior Secured Credit Facility” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2022	2021	2022 vs. 2021

	(in thousands)
Net cash provided by operating activities	$67,996	$16,473	$51,523
Net cash used in investing activities	(79,539)	(19,524)	(60,015)
Net cash used in financing activities	(16,119)	(20,818)	4,699
Net change in cash	$(27,662)	$(23,869)	$(3,793)

Analysis of Cash Flow Changes for Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Operating Activities. Net cash provided by operating activities was $68.0 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $16.5 million for the year ended December 31, 2021. The increase of $51.5 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $79.5 million for the year ended December 31, 2022, compared to $19.5 million for the year ended December 31, 2021. The increase in investing activities of $60.0 million is primarily due to capital expenditures related to new technologies and enhancements to our fleet.

Financing Activities. Net cash used in financing activities of $16.1 million for the year ended December 31, 2022, was primarily related to quarterly dividends of $19.6 million, payments under finance leases of $1.6 million, payments under insurance premium financing of $1.5 million and $1.1 million of payments related to vesting of stock-based compensation, partially offset by net borrowings under the credit agreement of $8.0 million. Net cash used in financing activities of $20.8 million for the year ended December 31, 2021 was primarily related to quarterly dividends of $19.2 million and $0.8 million of payments related to vesting of stock-based compensation.

Future sources and uses of cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of December 31, 2022, except for purchase commitments under supply agreements disclosed below.

In 2023, we expect to pay approximately $0.2 million in commitment fees on our Credit Agreement, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of December 31, 2022, if our borrowings under the Credit Agreement remain at $8.0 million, we expect to pay approximately $0.6 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of December 31, 2022 of approximately 7.16%.

We made payments of $1.1 million in January 2023 under the Tax Receivable Agreement. Solaris LLC made a tax distribution to Solaris Inc. of $1.1 million in order to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $0.4 million. Future amounts payable under the Tax Receivable Agreement are dependent upon future events. See Note 10. “Income Taxes” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Tax Receivable Agreement.

See Note 7. “Leases” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding scheduled maturities of finance and operating leases.

As of December 31, 2022, we had purchase obligations of approximately $29.7 million payable within the next twelve months. See Note 12. “Commitments and Contingencies” under Item 8. “Financial Statements and Supplementary Data” for information regarding scheduled contractual obligations.

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

Revenue Recognition

Our revenue is primarily derived from short-term contracts and consists of fees charged to customers for the use of our equipment and labor services, mobilization and transportation of our equipment, services coordinating the transportation of proppant delivery to our equipment, transloading services and for inventory software services, each of which are considered to be separate performance obligations.

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

If market conditions deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record impairments of the carrying value of our long-lived assets, definite-lived intangible assets or goodwill in the future which could have a material adverse impact on our operating results.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2022 we recognized a combined United States federal and state expense for income taxes of $7.8 million. For the year ended December 31, 2021 we recognized an income tax expense of $0.6 million. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2022 and 2021, we had $55.4 million and $62.9 million of deferred tax assets, respectively.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Agreement. At December 31, 2022, we had $8.0 million of debt outstanding, with a weighted average interest rate of 7.16%. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See Note 8. “Senior Secured Credit Facility” under Item 8. “Financial Statements and Supplementary Data” for further discussion. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be less than $0.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2022, one customer accounted for 22% of our total accounts receivable. A concentration of counterparties operating in the oil and natural gas industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, our gross profit and cash flows may be adversely affected. We mitigate the associated credit risk by performing credit evaluations, monitoring the payment patterns of our customers, and pursuing legal remedies, such as the filing of liens, when applicable.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Estimation of Future Taxable Income

As discussed in Notes 2 and 10 to the Company’s consolidated financial statements, the Company recorded net deferred tax assets totaling $55.4 million and a payable related to a tax receivable agreement of $72.6 million as of December 31, 2022.  As of December 31, 2022, the Company is in a three-year cumulative pretax book loss position and relying on forecasted future taxable income to conclude that it is more likely than not that deferred tax assets will be realized.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized.  In assessing the realizability of deferred tax assets and the calculation of the long-term liability related to the tax receivable agreement, the Company makes estimates and assumptions regarding projected future taxable income.

We identified the estimation of future taxable income as a critical audit matter. The projection of future taxable income used in the determination of the recoverability of deferred tax assets, and the calculation of the long-term liability related to the tax receivable agreement require significant judgment.  Auditing these judgments involved especially challenging auditor effort due to the nature of audit evidence available and the extent of specialized skills or knowledge needed to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the Company’s estimation of future taxable income by: (i) comparing future revenues and expenses to historical data (ii) assessing forecasts of future revenues and expenses against industry metrics (iii) evaluating the rate of continued growth and (iv) considering the timing of future reversal of temporary differences.
●	Utilizing professionals with specialized knowledge and skill in auditing income taxes to assist in the evaluation of the Company’s conclusions with respect to the forecasts of future taxable income used in the determination of the realizability of the deferred tax assets, including the need for a valuation allowance, and the calculation of the long-term liability related to the tax receivable agreement.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017

Houston, Texas

March 9, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Solaris Oilfield Infrastructure, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated March 9, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness has been identified and described in management’s assessment. The material weakness relates to management’s failure to design and maintain effective information technology general controls (“ITGCs”) in the areas of user access, application change management, operating system and logical access controls, and segregation of duties for an information technology (“IT”) system that supports the Company’s financial reporting process for certain revenues and costs of services.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 9, 2023.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Houston, Texas

March 9, 2023

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$8,835	$36,497
Accounts receivable, net of allowances of $385 and $746, respectively	64,543	29,513
Accounts receivable - related party	4,925	3,607
Prepaid expenses and other current assets	5,151	9,797
Inventories	5,289	1,654
Total current assets	88,743	81,068
Property, plant and equipment, net	298,160	240,091
Non-current inventories	1,569	2,676
Operating lease right-of-use assets	4,033	4,182
Goodwill	13,004	13,004
Intangible assets, net	1,429	2,203
Deferred tax assets, net	55,370	62,942
Other assets	268	57
Total assets	$462,576	$406,223
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,934	$9,927
Accrued liabilities	25,252	16,918
Current portion of payables related to Tax Receivable Agreement	1,092	1,210
Current portion of operating lease liabilities	917	717
Current portion of finance lease liabilities	1,924	31
Other current liabilities	790	496
Total current liabilities	55,909	29,299
Operating lease liabilities, net of current	6,212	6,702
Credit agreement	8,000	—
Finance lease liabilities, net of current	3,429	70
Payables related to Tax Receivable Agreement	71,530	71,892
Other long-term liabilities	367	384
Total liabilities	145,447	108,347
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized and 31,641 shares issued and outstanding as of December 31, 2022 and 31,146 shares issued and outstanding as of December 31, 2021	317	312
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of December 31, 2022 and 13,770 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	202,551	196,912
Retained earnings	12,847	5,925
Total stockholders' equity attributable to Solaris	215,715	203,149
Non-controlling interest	101,414	94,727
Total stockholders' equity	317,129	297,876
Total liabilities and stockholders' equity	$462,576	$406,223

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amount)

	For the Years
	Ended December 31,
	2022	2021	2020

Revenue	$300,000	$145,723	$100,654
Revenue - related parties	20,005	13,466	2,322
Total revenue	320,005	159,189	102,976

Operating costs and expenses:
Cost of services (exclusive of depreciation)	219,775	115,459	65,764
Depreciation and amortization	30,433	27,210	27,021
Property tax contingency	3,072	—	—
Selling, general and administrative	23,074	19,264	16,481
Impairment losses	—	—	47,828
Other operating (income) expenses	1,847	(2,357)	5,782
Total operating costs and expenses	278,201	159,576	162,876
Operating income (loss)	41,804	(387)	(59,900)
Interest expense, net	(489)	(247)	(162)
Total other income (expense)	(489)	(247)	(162)
Income (loss) before income tax expense	41,315	(634)	(60,062)
(Provision) benefit for income taxes	(7,803)	(626)	8,969
Net income (loss)	33,512	(1,260)	(51,093)
Less: net (income) loss related to non-controlling interests	(12,354)	392	21,752
Net income (loss) attributable to Solaris	$21,158	$(868)	$(29,341)

Earnings (loss) per share of Class A common stock - basic	$0.64	$(0.04)	$(1.03)
Earnings (loss) per share of Class A common stock - diluted	$0.64	$(0.04)	$(1.03)

Basic weighted-average shares of Class A common stock outstanding	31,479	30,786	28,915
Diluted weighted-average shares of Class A common stock outstanding	31,479	30,786	28,915

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional	Retained			Non-	Total
	Common Stock		Common Stock		Paid-in	Earnings	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interest	Equity
Balance at January 1, 2020	30,765	$308	15,940	$—	$191,843	$74,222	163	$(2,526)	$145,811	$409,658
Share and unit repurchases and retirements	(2,374)	(24)	—	—	(14,804)	(10,177)	—	—	(1,712)	(26,717)
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	255	4	(255)	—	2,023	—	—	—	(2,027)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,485)	—	—	—	—	(1,485)
Stock option exercises	16	—	—	—	101	—	7	(80)	(25)	(4)
Stock-based compensation	—	—	—	—	3,216	—	—	—	1,775	4,991
Vesting of restricted stock	326	2	—	—	956	—	37	(373)	(958)	(373)
Cancelled shares withheld for taxes from RSU vesting	(45)	—	—	—	(156)	(32)	—	—	(102)	(290)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(6,635)	(6,635)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(12,391)	—	—	—	(12,391)
Treasury stock retirements	—	—	—	—	(1,247)	(1,732)	(207)	2,979	—	—
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	(32)	—	—	—	(150)	(182)
Net loss	—	—	—	—	—	(29,341)	—	—	(21,752)	(51,093)
Balance at December 31, 2020	28,943	$290	15,685	$—	$180,415	$20,549	—	$—	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,915	20	(1,915)	—	13,872	—	—	—	(13,892)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,721)	—	—	—	—	(1,721)
Stock option exercises	5	—	—	—	20	—	—	—	(7)	13
Stock-based compensation	—	—	—	—	3,787	—	—	—	1,722	5,509
Vesting of restricted stock	353	3	—	—	656	—	—	—	(659)	—
Cancelled shares withheld for taxes from RSU vesting	(70)	(1)	—	—	(194)	(349)	—	—	(242)	(786)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(5,798)	(5,798)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(13,407)	—	—	—	(13,407)
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	77	—	—	—	(230)	(153)
Net loss	—	—	—	—	—	(868)	—	—	(392)	(1,260)
Balance at December 31, 2021	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	96	1	(96)	—	683	—	—	—	(684)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock					(70)					(70)
Stock option exercises	2	—	—	—	9	—	—	—	(3)	6
Stock-based compensation	—	—	—	—	4,512	—	—	—	1,966	6,478
Vesting of restricted stock	503	5	—	—	842	—	—	—	(847)	—
Cancelled shares withheld for taxes from RSU vesting	(106)	(1)	—	—	(337)	(432)	—	—	(336)	(1,106)
Solaris LLC distribution paid to Solaris LLC unitholders at $0.42 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(5,763)	(5,763)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(13,804)	—	—	—	(13,804)
Net income	—	—	—	—	—	21,158	—	—	12,354	33,512
Balance at December 31, 2022	31,641	$317	13,674	$—	$202,551	$12,847	—	$—	$101,414	$317,129

The accompanying notes are an integral part of these financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$33,512	$(1,260)	$(51,093)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,433	27,210	27,021
Impairments	—	—	47,828
Loss on disposal of asset	3,707	125	1,428
Stock-based compensation	6,092	5,210	4,735
Amortization of debt issuance costs	159	176	176
Allowance for credit losses	(420)	365	2,910
Deferred income tax expense	7,683	132	(9,153)
Change in payables related to parties pursuant to Tax Receivable Agreement	(663)	—	—
Other	(169)	(150)	(193)
Changes in assets and liabilities:
Accounts receivable	(34,611)	(12,157)	17,338
Accounts receivable - related party	(1,318)	(3,085)	62
Prepaid expenses and other assets	6,394	(6,726)	2,423
Inventories	(4,622)	(978)	(235)
Accounts payable	13,337	2,959	3,051
Accrued liabilities	5,410	4,652	(2,445)
Property tax contingency	3,072	—	—
Net cash provided by operating activities	67,996	16,473	43,853
Cash flows from investing activities:
Investment in property, plant and equipment	(81,411)	(19,638)	(4,661)
Cash received from insurance proceeds	1,463	34	100
Proceeds from disposal of assets	409	80	786
Net cash used in investing activities	(79,539)	(19,524)	(3,775)
Cash flows from financing activities:
Distribution and dividend paid to Solaris LLC unitholders and Class A common shareholders	(19,567)	(19,205)	(19,026)
Share and unit repurchases	—	—	(26,717)
Payments under finance leases	(1,610)	(30)	(35)
Payments under insurance premium financing	(1,484)	(657)	—
Proceeds from stock option exercises	6	13	64
Cancelled shares withheld for taxes from RSU vesting	(1,106)	(786)	(276)
Payments related to purchase of treasury stock	—	—	(454)
Borrowings under the credit agreement	11,000	—	—
Repayment of credit agreement	(3,000)	—	—
Payments related to debt issuance costs	(358)	—	—
Distribution to Solaris LLC unitholder for income tax withholding	—	(153)	(150)
Net cash used in financing activities	(16,119)	(20,818)	(46,594)

Net decrease in cash and cash equivalents	(27,662)	(23,869)	(6,516)
Cash and cash equivalents at beginning of period	36,497	60,366	66,882
Cash and cash equivalents at end of period	$8,835	$36,497	$60,366

Non-cash activities
Operating:
Employee retention credit	$—	$1,900	$—
Investing:
Capitalized depreciation in property, plant and equipment	$555	$582	$613
Capitalized stock based compensation	386	299	255
Property and equipment additions incurred but not paid at period-end	3,173	206	172
Property, plant and equipment additions transferred from inventory	1,826	920	358
Additions to fixed assets through finance leases	6,863	—	—
Financing:
Insurance premium financing	$1,931	$246	$—
Cash paid for:
Interest	$249	$132	$282
Income taxes	370	325	796

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

The most significant estimates relate to stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment evaluations, net realizable value of inventory, income taxes, Tax Receivable Agreement liability, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). The Company accounts for credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), Financial Instruments – Credit Losses. Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of December 31, 2022 and 2021 was $16,864 and $6,292, respectively.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. The related expense associated with the recognition of the allowance for credit losses was included in Other operating expense on our condensed consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are reflected as a write-off applied against the allowance for credit losses and occur when the financial condition of our customers deteriorate and result in an impairment of their ability to make payments, including the impact of customer bankruptcies.

Inventories

Inventories consist of raw materials used in the manufacturing and maintenance of the Company’s systems, which are stated at the lower of weighted average cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Consideration is also given to usage levels of inventory in our manufacturing and maintenance processes, and inventory on hand for longer than 12 months that is not determined to be obsolete is classified as non-current on our balance sheet. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2022 and 2021.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships, a non-competition agreement and software acquired, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $774, $779, and $779 for the years ended December 31, 2022, 2021 and 2020, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2022:
Customer relationships	$4,703	$(3,416)	$1,287
Software acquired in the acquisition of Railtronix	346	(251)	95
Non-competition agreement	225	(225)	—
Patents and other	114	(67)	47
Total identifiable intangibles	$5,388	$(3,959)	$1,429

As of December 31, 2021:
Customer relationships	$4,703	$(2,744)	$1,959
Software acquired in the acquisition of Railtronix	346	(202)	144
Non-competition agreement	225	(184)	41
Patents and other	114	(55)	59
Total identifiable intangibles	$5,388	$(3,185)	$2,203

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

The Company’s lease agreements do not include both lease and non-lease components, extension options or residual value guarantees. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

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

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2022 and 2021, the Company reported $13,004 of goodwill related to the purchase of the silo manufacturing business from Loadcraft Industries Ltd. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments.

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

During the year ended December 31, 2020, due to the impact of COVID-19 and oil and gas market developments on our business, we updated our goodwill impairment assessment as of March 31, 2020. As a result of the evaluation of goodwill, we recognized a $4,231 impairment loss of goodwill associated with the 2017 purchase of the assets of Railtronix and did not recognize any impairment for the goodwill associated with the Loadcraft Industries Ltd. purchase. The Company did not recognize any impairments during the years ended December 31, 2021 and 2022.

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

During the first quarter of 2020, due to the impact on our business of reduced demand and oversupply of oil and natural gas, the Company performed tests for recoverability of the carrying value of these assets using forecasted undiscounted cash flows as of March 31, 2020. As a result of the impairment analysis, undiscounted cash flows as well as the fair value of the assets associated with our Kingfisher Facility were below their carrying values and the Company recognized impairment losses of $37,775, $2,845 and $410 for property, plant and equipment, ROU assets and other receivables, respectively, during the year ended December 31, 2020. These impairments resulted from an accumulation of factors leading to the loss of significant customers, reduced operating activities and earnings.

There were no impairments for the years ended December 31, 2022 or 2021.

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

Revenues for mobilization and transportation of our equipment consist of fixed or pass-through fees that are recognized at a point in time when the system has reached its intended destination, which is considered to be our performance obligation.

Other

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

Wellsite services	$318,977	$158,052	$100,796
Other	1,028	1,137	2,180
Total revenue	$320,005	$159,189	$102,976

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

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, notes payable, accounts payable, and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments other than allowance for credit losses described in Accounts Receivable and Allowance for Credit Losses.

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2022, we recognized a combined United States federal and state expense for income taxes of $7,803. For the years ended December 31, 2021 and 2020, we recognized income tax expense of $626 and income tax benefit of $8,969, respectively.

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

Payable Related to the Tax Receivable Agreement

Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2022 and 2021, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $72,622 and $73,102, respectively, $1,092 and $1,210 of which has been recorded as a current liability. The decrease in payables related to the Tax Receivable Agreement is a result of a state tax rate change, which reduced the liability $663, partially offset by an increase related to Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units from TRA Holders during the year ended December 31, 2021. If the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $74,581 (calculated using a discount rate equal to one year LIBOR plus 100 basis points, applied against an undiscounted liability of $94,816, based upon the last reported closing sale price of our Class A common stock on December 31, 2022).

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2022 and 2021, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

Accounting Standards Recently Issued But Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provided temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provided certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The original guidance expired on December 31, 2022; however, ASU No. 2022-06 extended the effective date of the guidance to December 31, 2024. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements and any agreements utilizing LIBOR, including the Tax Receivable Agreement, but does not currently expect to have a material impact on our financial statements.

3. Allowance for Credit Losses

The following activity related to our allowance for credit losses on customer receivables for the year ended December 31, 2022 and 2021 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2020	$1,099
Credit losses	1,624
Adjustments	(1,258)
Less write-offs	(719)
Balance, December 31, 2021	$746
Credit losses	330
Adjustments	(691)
Balance, December 31, 2022	385

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Prepaid purchase orders	$25	$5,048
Prepaid insurance	964	720
Deposits	122	75
Employee retention credit	1,900	1,900
Other assets	2,140	2,054
Prepaid expenses and other current assets	$5,151	$9,797

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Systems and related equipment	$369,352	$306,637
Systems in process	30,110	19,949
Vehicles	13,211	5,626
Machinery and equipment	5,414	5,352
Buildings	4,595	4,425
Computer hardware and software	1,670	1,201
Land	612	612
Furniture and fixtures	357	351
Property, plant and equipment, gross	425,321	344,153
Less: accumulated depreciation	(127,161)	(104,062)
Property, plant and equipment, net	$298,160	$240,091

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2022 and 2021:

	2022	2021
Property, plant and equipment	$—	$148
Employee related expenses	6,913	5,030
Selling, general and administrative	876	745
Cost of revenue	11,598	9,057
Excise, franchise and sales taxes	1,317	1,266
Ad valorem taxes (1)	4,448	643
Interest payable	71	—
Other	29	29
Accrued liabilities	$25,252	$16,918

(1) Ad valorem taxes as of December 31, 2022, includes a property tax contingency related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal.

7.        Leases

The Company leases offices and storage from third-parties for our corporate and field locations under operating leases, which include commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of the office space for the Company’s corporate headquarters. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

As of December 31, 2022 and 2021, the Company had property, plant and equipment under finance leases with a cost of $7,157 and $299, respectively, and accumulated depreciation of $917 and $147, respectively.

The components of lease expense were as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Operating lease cost (1) (2)	$1,254	$1,187	$1,022

Finance lease cost
Amortization of ROU assets	775	26	30
Interest on lease liabilities	115	4	5
Total finance lease cost	$890	$30	$35
(1)	Includes short term leases.
(2)	Operating lease costs of $741, $146 and $367 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2022, respectively. Operating lease costs of $741, $78 and $367 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2021, respectively. Operating lease costs of $741, $78 and $203 were reported in Selling, general and administrative, Cost of system services and Cost of transloading services for the year ended December 31, 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$1,329	2,226
2024	1,266	2,174
2025	1,066	1,380
2026	974	—
2027	1,009	—
Thereafter	5,416	—
Total future minimum lease payments	11,060	5,780
Less: effects of discounting	(3,931)	(427)
Total lease liabilities	$7,129	$5,353

We recently entered into operating leases for office space. We anticipate that these leases will commence during 2023. Undiscounted future lease payments of $11,381 will be included in the determination of the right-of-use asset and lease liability upon lease commencement.

Supplemental cash flow information related to leases were as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,219	$1,138	$1,141
Financing cash flows from finance leases	1,610	30	35

Other information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	11.9 years	12.7 years
Finance leases	2.9 years	3.2 years
Weighted Average Discount Rate
Operating leases	6.3%	6.3%
Finance leases	5.7%	3.3%

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

The Credit Agreement consists of an initial $50,000 revolving loan commitment (the “Loan”) with a $25,000 uncommitted accordion option to increase the Loan availability to $75,000. As of December 31, 2022, we had $8,000 borrowings under the Credit Agreement outstanding and ability to draw $42,000. As of December 31, 2021, there were no amounts outstanding under the Credit Agreement.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We are obligated to repay the $8,000 borrowings by April 26, 2025. We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement, following the 2022 Amendment, bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly. The applicable margin ranges from 2.75% to 3.50% for SOFR loans and 1.75% to 2.50% for alternate base rate loans, in each case depending on our total leverage ratio. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of December 31, 2022 was approximately 7.16%.

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

As of December 31, 2022 we were in compliance with all covenants in accordance with the Credit Agreement.

9.        Equity

Dividends

Solaris LLC paid distributions totaling $19,567 and $19,205 to all Solaris LLC unitholders in the years ended December 31, 2022 and 2021, respectively, of which $13,804 and $13,407 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock totaling $13,804 and $13,407 in the years ended December 31, 2022 and 2021, including $563 and $365 related to shares of restricted stock, respectively.

Share Repurchase Program

In 2019, the Company’s board of directors authorized a share repurchase plan to repurchase up to $25,000 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. In February 2020, the Company’s board of directors approved an additional $5,000 repurchase of the Company’s Class A common stock. In 2020, Solaris Inc. purchased and retired 2,374,092 shares of the Company’s Class A common stock for $26,746, or $11.27 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,374,092 Solaris LLC Units from the Company for the same amount. As of March 31, 2020, the share repurchase plan was completed. During the full share repurchase plan, Solaris Inc. purchased and retired 2,626,022 shares of the Company’s Class A common stock for $30,000, or $11.41 average price per share, and, in connection therewith, Solaris LLC purchased and retired 2,626,022 Solaris LLC Units from the Company for the same amount.

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

A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option, and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. During the years ended December 31, 2022, 2021 and 2020, 2,000, 4,600 and 22,421 options were exercised, respectively, in exchange for an equal number of shares of Class A common stock. As of December 31, 2022, 551,306 options have been exercised, 33,350 forfeited and 6,605 remain outstanding.

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

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service-based awards (generally the vesting period of the award of four years). For the years ended December 31, 2022, 2021 and 2020, the Company did not recognize stock-based compensation expense on options.

The following is a summary of the option activity under the LTIP for the years ended December 31, 2022, 2021 and 2020:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2020	35,626	$2.87	5.92	$397
Exercised	(22,421)	2.87		—
Balance, December 31, 2020	13,205	$2.87	4.92	$70
Exercised	(4,600)	2.87		—
Balance, December 31, 2021	8,605	$2.87	3.92	$30
Exercised	(2,000)	2.87		—
Balance, December 31, 2022	6,605	$2.87	2.92	$47
Exercisable, December 31, 2022	6,605	$2.87	2.92	$47

As of December 31, 2022, the Company had no unvested options outstanding.

The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2022, 2021 and 2020:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Unvested at January 1, 2020	627,251	$15.23
Awarded	536,301	9.72
Vested	(360,891)	14.48
Forfeited	(99,546)	13.14
Unvested at December 31, 2020	703,115	$12.33
Awarded	522,794	10.98
Vested	(353,307)	12.17
Forfeited	(25,287)	10.46
Unvested at December 31, 2021	847,315	$11.62
Awarded	992,960	9.87
Vested	(502,652)	11.58
Forfeited	(41,895)	10.57
Unvested at December 31, 2022	1,295,728	$10.33

As of December 31, 2022, total unrecognized compensation cost related to non-vested restricted stock was $8,576 which is expected to be recognized over a weighted-average period of 0.96 years. 594,101 shares, 417,199 shares and 284,428 shares of restricted stock vest in 2023, 2024 and 2025, respectively.

The number of shares remaining available for future issuance under LTIP is 1,621,674.

Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December,
Basic net income (loss) per share:	2022	2021	2020
Numerator
Net income (loss) attributable to Solaris	$21,158	$(868)	$(29,341)
Less income attributable to participating securities (1)	(847)	(365)	(314)
Net income (loss) attributable to common stockholders	$20,311	$(1,233)	$(29,655)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	31,479	30,786	28,915
Effect of dilutive securities:
Stock options	—	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	31,479	30,786	28,915

Earnings (loss) per share of Class A common stock - basic	$0.64	$(0.04)	$(1.03)
Earnings (loss) per share of Class A common stock - diluted	$0.64	$(0.04)	$(1.03)
(1)	The Company's restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2022	2021	2020
Class B common stock	13,717	14,035	15,842
Stock options	7	8	13
Restricted stock awards	583	282	38
Total	14,307	14,325	15,893

10.      Income Taxes

Income Tax (Benefit) Expense

The components of the income tax (benefit) expense are:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	120	494	184
	120	494	184
Deferred:
Federal	6,167	(20)	(8,166)
State	1,516	152	(987)
	7,683	132	(9,153)
Income tax (benefit) expense	$7,803	$626	$(8,969)

Income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before taxes as follows:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$41,315	$(634)	$(60,062)
Less: net income (loss) before income taxes attributable to noncontrolling interest	12,354	(392)	(21,752)
Income (loss) attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	28,961	(242)	(38,310)
Income tax expense (benefit) at the federal statutory rate	6,082	(70)	(8,176)
State income taxes, net of federal benefit	485	465	(350)
Remeasurement of deferred taxes	828	139	(348)
Other	408	92	(95)
Income tax (benefit) expense	$7,803	$626	$(8,969)

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Assets:
Investments in subsidiaries	$2,050	$11,507
Imputed interest	2,663	2,519
Net operating loss carryforward	50,657	49,732
Total deferred tax assets	55,370	63,758
Liabilities:
Investments in subsidiaries	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset	$55,370	$63,758

As of December 31, 2022, the Company had approximately $234,000 of federal net operating loss carryovers and $52,161 of state net operating loss carryovers. $167,937 of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. $28,134 of such state net operating loss carryovers will expire in varying amounts beginning in 2037. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2018, are closed, except to the extent of any federal net operating loss carryovers. States often follow the federal statue of limitation, but some state jurisdictions may vary.

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

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

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $3,117 of employee retention credits in other income on its consolidated income statements. As of December 31, 2022, $1,217 of the credits have been received and $1,900 is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees’ continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. The Company accounted for the employee retention credit as a government grant in accordance with ASU Topic 832, Disclosures by Business Entities about Government Assistance.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2022 and 2021, the Company’s uncertain tax benefits totaling $807 and $816, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2022, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2022, the Company has not accrued any penalties or interest. The addition to uncertain tax benefits during the year ended December 31, 2018 related to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, January 1,	$816	$816	$816
Additions for the current year tax	—	—	—
Additions related to prior years	—	—	—
State rate change	(9)	—	—
Balance, December 31,	$807	$816	$816

Payables Related to the Tax Receivable Agreement

As of December 31, 2022, our liability under the Tax Receivable Agreement was $72,622, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time.

11.        Concentrations

For the year ended December 31, 2022, one customer accounted for 22% of the Company’s revenue. For the year ended December 31, 2021, one customer accounted for 26% of the Company’s revenue. For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenue. As of December 31, 2022, one customer accounted for 22% of the Company’s accounts receivable. As of December 31, 2021, two customers accounted for 29% and 13% of the Company’s accounts receivable.

For the years ended December 31, 2022 and 2021, no supplier accounted for more than 10% of the Company’s total purchases. For the year ended December 31, 2020, one supplier accounted for 24% of the Company’s total purchases. As of December 31, 2022, one customer accounted for 13% of the Company’s accounts payable. As of December 31, 2021, no supplier accounted for more than 10% of the Company’s accounts payable.

12.        Commitments and Contingencies

State and Local Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3,072 in accrued liabilities and cost of services as of and for the year ended December 31, 2022. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $3,884 as of December 31, 2022. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 7. “Leases” for operating lease discussion.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2022, 2021 and 2020, Solaris LLC paid $941, $823 and $723, respectively, for these services. As of December 31, 2022 and 2021, the Company included $100 and $101, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2022 and 2021, the Company included $72 and $80, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

These costs are primarily incurred in connection with the administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

As of December 31, 2022, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 10.2% ownership of the Company’s Class A common stock and 7.1% total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the year ended December 31, 2022, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $20,005. Accounts receivable related to THRC Affiliates as of December 31, 2022 was $4,925. For the year ended December 31, 2022, the Company recognized cost of services provided by THRC Affiliates of $3,718. There was $302 in accounts payable related to THRC Affiliates as of December 31, 2022.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4,000 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. During the year ended December 31, 2022, Solaris paid $1,000 to THRC Affiliates related to these Services, which was recognized in revenues.

On January 31, 2023, the Company made payments totaling $1,100 for payables related to the Tax Receivable Agreement. Refer to Note 10. Income Taxes.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as further described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access, application change management, operating system and logical access controls, and segregation of duties for a third-party information technology (“IT”) system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues. This material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our planned internal control remediation efforts include:

●	evaluating alternative software solutions to replace the third-party IT system, including but not limited to developing internal use software;
●	developing enhanced risk assessment procedures and controls related to third-party IT systems used by the Company; and
●	implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 (the “Annual Meeting”) and is incorporated herein by reference.

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

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.6	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.7	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.8	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.9	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.10	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.11	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.12	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.13	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.14	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.15	Indemnification Agreement (Ray N. Walker, Jr.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on August 14, 2018).
10.16	Indemnification Agreement (Laurie H. Argo) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 21, 2022).
10.17	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.18	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.19

Amended Credit Agreement, dated as of February 24, 2022, by and among Solaris Oilfield Infrastructure, Inc., as borrower, each of the lenders party thereto and Wells Fargo Bank, as administrative agent (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-38090) filed with the Commission on February 24, 2022).

10.20	Indemnification Agreement (Christopher M. Powell) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on November 2, 2017).
10.21

Form of Solaris Oilfield Infrastructure, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 7, 2023).

21.1

List of Subsidiaries of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 001-038090) filed with the Commission on February 27, 2019).

23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
William A. Zartler
Chairman and Chief Executive Officer
Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2023.

Signature	Title

/s/ William A. Zartler	Chairman and Chief Executive Officer (Principal Executive Officer)
William A. Zartler

/s/ Kyle S. Ramachandran	President and Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Lindsay R. Bourg	Chief Accounting Officer (Principal Accounting Officer)
Lindsay R. Bourg

/s/ James R. Burke	Director
James R. Burke

/s/ Cynthia M. Durrett	Director
Cynthia M. Durrett

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.

/s/ Laurie H. Argo	Director
Laure H. Argo