Form 10-Q
period 2023-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2023-05-04
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 27, 2023, the registrant had 32,123,630 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries and Russia;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the service we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war in Ukraine, which could affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, rising interest rates, central bank policy, bank failures and associated liquidity risks; and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;

●	increases in tax rates or the enactment of taxes that specifically impact exploration and production operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,175	$8,835
Accounts receivable, net of allowances for credit losses of $355 and $385, respectively	68,124	64,543
Accounts receivable - related party	3,840	4,925
Prepaid expenses and other current assets	4,245	5,151
Inventories	7,621	5,289
Total current assets	86,005	88,743
Property, plant and equipment, net	313,299	298,160
Non-current inventories	1,730	1,569
Operating lease right-of-use assets	3,850	4,033
Goodwill	13,004	13,004
Intangible assets, net	1,247	1,429
Deferred tax assets	53,624	55,370
Other assets	239	268
Total assets	$472,998	$462,576
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,817	$25,934
Accrued liabilities	22,370	25,252
Current portion of payables related to Tax Receivable Agreement	—	1,092
Current portion of operating lease liabilities	923	917
Current portion of finance lease liabilities	2,191	1,924
Other current liabilities	—	790
Total current liabilities	55,301	55,909
Operating lease liabilities, net of current	6,034	6,212
Borrowings under the credit agreement	26,000	8,000
Finance lease liabilities, net of current	3,359	3,429
Payables related to Tax Receivable Agreement	71,530	71,530
Other long-term liabilities	364	367
Total liabilities	162,588	145,447
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,399 shares issued and outstanding as of March 31, 2023 and 31,641 shares issued and outstanding as of December 31, 2022	304	317
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of March 31, 2023 and 13,674 issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	194,463	202,551
Retained earnings	13,081	12,847
Total stockholders' equity attributable to Solaris	207,848	215,715
Non-controlling interest	102,562	101,414
Total stockholders' equity	310,410	317,129
Total liabilities and stockholders' equity	$472,998	$462,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	77,828	51,836
Revenue - related parties	4,894	5,079
Total revenue	82,722	56,915

Operating costs and expenses:
Cost of services (excluding depreciation)	53,223	37,671
Depreciation and amortization	8,417	6,929
Selling, general and administrative	6,538	5,211
Other operating income	(338)	(309)
Total operating costs and expenses	67,840	49,502
Operating income	14,882	7,413
Interest expense, net	(459)	(79)
Total other expense	(459)	(79)
Income before income tax expense	14,423	7,334
Income tax expense	(2,486)	(1,612)
Net income	11,937	5,722
Less: net income related to non-controlling interests	(4,368)	(2,220)
Net income attributable to Solaris	$7,569	$3,502

Income per share of Class A common stock – basic	$0.23	$0.11
Income per share of Class A common stock – diluted	$0.23	$0.11

Basic weighted-average shares of Class A common stock outstanding	31,214	31,239
Diluted weighted-average shares of Class A common stock outstanding	31,214	31,239

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2023	31,641	317	13,674	—	202,551	12,847	—	—	101,414	317,129
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	594	—	—	—	—	594
Share and unit repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	—	—	(572)	(14,427)
Stock-based compensation	—	—	—	—	1,494	—	—	—	660	2,154
Vesting of restricted stock	547	5	—	—	903	—	—	—	(908)	—
Cancelled shares withheld for taxes from RSU vesting	(148)	(1)	—	—	(536)	(384)	—	—	(415)	(1,336)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	—	—	(3,656)
Net income	—	—	—	—	—	7,569	—	—	4,368	11,937
Balance at March 31, 2023	30,399	$304	13,674	$—	$194,463	$13,081	—	$—	$102,562	$310,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2022	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	610	—	—	—	—	610
Stock-based compensation	—	—	—	—	1,188	—	—	—	520	1,708
Vesting of restricted stock	366	3	—	—	574	—	—	—	(577)	—
Cancelled shares withheld for taxes from RSU vesting	(96)	(1)	—	—	(302)	(388)	—	—	(299)	(990)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,441)	—	—	—	(3,441)
Net income	—	—	—	—	—	3,502	—	—	2,220	5,722
Balance at March 31, 2022	31,416	314	13,770	—	198,982	5,598	—	—	95,145	300,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,937	$5,722
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,417	6,929
(Gain) loss on disposal of assets	(22)	107
Stock-based compensation	1,980	1,593
Amortization of debt issuance costs	31	40
Deferred income tax expense	2,329	1,455
Other	10	(1)
Changes in operating assets and liabilities:
Accounts receivable	(3,581)	(11,321)
Accounts receivable - related party	1,086	(1,216)
Prepaid expenses and other assets	905	1,717
Inventories	(4,071)	(1,152)
Accounts payable	2,042	5,040
Accrued liabilities	(3,122)	(2,644)
Payments pursuant to tax receivable agreement	(1,092)	—
Net cash provided by operating activities	16,849	6,269
Cash flows from investing activities:
Investment in property, plant and equipment	(18,949)	(11,776)
Cash received from insurance proceeds	—	231
Proceeds from disposal of assets	123	38
Net cash used in investing activities	(18,826)	(11,507)
Cash flows from financing activities:
Share repurchases	(14,427)	—
Distribution to unitholders (includes distribution of $1.5 million at $0.11/unit and $1.4 million at $0.105/unit, respectively)	(1,985)	(1,446)
Dividend paid to Class A common stock shareholders	(3,656)	(3,441)
Borrowings under the credit agreement	18,000	—
Payments under finance leases	(738)	(8)
Payments under insurance premium financing	(541)	(246)
Payments for shares withheld for taxes from RSU vesting and cancelled	(1,336)	(990)
Net cash used in financing activities	(4,683)	(6,131)

Net decrease in cash	(6,660)	(11,369)
Cash at beginning of period	8,835	36,497
Cash at end of period	$2,175	$25,128

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	129	146
Capitalized stock based compensation	174	115
Property and equipment additions incurred but not paid at period-end	5,015	2,827
Property, plant and equipment additions transferred from inventory	1,578	575
Additions to fixed assets through finance leases	933	—
Cash paid for:
Interest	335	37
Income Taxes	1	22

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 and notes thereto.

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

The most significant estimates related to stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment evaluations, net realizable value of inventory, income taxes, Tax Receivable Agreement liability, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

Wellsite services	$82.5	$56.6
Transloading and Other	0.2	0.3
Total revenue	$82.7	$56.9

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

	March 31,	December 31,
	2023	2022
Systems and related equipment	$380.6	$369.3
Systems in process	41.4	30.1
Computer hardware and software	1.7	1.7
Machinery and equipment	5.4	5.4
Vehicles	13.2	13.2
Buildings	4.6	4.6
Land	0.6	0.6
Furniture and fixtures	0.4	0.4
Property, plant and equipment, gross	$447.9	$425.3
Less: accumulated depreciation	(134.6)	(127.1)
Property, plant and equipment, net	$313.3	$298.2

4.    Senior Secured Credit Facility

On April 28, 2023, Solaris LLC executed Amendment No. 2 to the Amended and Restated Credit Agreement, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2023 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and contained an initial $50.0 borrowing facility. The 2023 Amendment introduced an additional $25.0 facility (the “Additional Facility”) to increase available borrowings under the Credit Agreement from $50.0 to $75.0 (the “Loan”) while preserving the original accordion feature, to provide for a maximum of $100.0 of total available capacity under the Credit Agreement. The 2023 Amendment also modified certain covenant requirements as more fully described in the 2023 Amendment. The 2023 Amendment contains a reducing revolver feature whereby the Additional Facility will reduce 15% beginning in the first quarter of 2024 through the fourth quarter of 2024 and increasing to 20% thereafter with the balance due at maturity. The Credit Agreement continues to have a maturity date of April 26, 2025.

As of March 31, 2023, we had $26.0 borrowings outstanding under the Credit Agreement. As of May 3, 2023, the Company has the ability to draw up to approximately $34.5 under the amended Credit Agreement.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.50% for SOFR loans and 1.75% to 2.50% for alternate base rate loans, in each case depending on our total leverage ratio. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of March 31, 2023 was approximately 7.87%.

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

As of March 31, 2023, we were in compliance with all covenants under the Credit Agreement.

5.    Equity

Dividends

Solaris LLC paid dividend distributions totaling $5.2 and $4.9 to all Solaris LLC unitholders in the three months ended March 31, 2023 and 2022, respectively, of which $3.7 and $3.4 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 2, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the three months ended March 31, 2023, Solaris Inc. purchased and retired 1,641,000 shares of the Company’s Class A common stock for $14.4, or $8.80 average price per share, and, in connection therewith, Solaris LLC purchased and retired 1,641,000 Solaris LLC Units from the Company for the same amount. We currently have $35.6 authorized under the share repurchase plan.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock have been reserved for issuance pursuant to awards under the LTIP. As of March 31, 2023, 812,686 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three months ended March 31, 2023:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at January 1, 2023	1,295,728	$10.33
Awarded	790,201	9.19
Vested	(548,992)	9.74
Forfeited	(9,648)	9.82
Unvested at March 31, 2023	1,527,289	$9.71

Of the 1,527,289 unvested shares of restricted stock, it is expected that 92,776 shares, 659,693 shares, 527,652 shares, and 247,168 shares will vest in 2023, 2024, 2025 and 2026, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $13.7 of unrecognized compensation expense related to unvested restricted stock as of March 31, 2023. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.6 years.

During the three-month period ending March 31, 2023, we granted 176,898 performance-based restricted stock units (“PSUs”), with a weighted average grant date fair value of $11.92 per share to management under the LTIP. The performance criteria for the PSUs are split as follows:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately three years after the grant date regardless of the duration of the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of March 31, 2023, $2.0 of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of PSUs granted during the three months ended March 31, 2023:

Assumptions
Risk-free interest rate	4.6%
Volatility	58.93%

The following table summarizes activity related to PSUs for the three months ended March 31, 2023:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value ($)
Outstanding at January 1, 2023	—	$—
Granted	176,898	11.92
Forfeited	—	—
Outstanding at March 31, 2023	176,898	$11.92

Income (Loss) Per Share

Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of income (loss) per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Basic net income (loss) per share:	2023	2022

Numerator
Net income attributable to Solaris	$7.6	$3.5
Less: income attributable to participating securities (1)	(0.4)	(0.1)
Net income attributable to common stockholders	$7.2	$3.4

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	31,214,271	31,239,351
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	31,214,271	31,239,351

Income per share of Class A common stock - basic	$0.23	$0.11
Income per share of Class A common stock - diluted	$0.23	$0.11

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2023	2022
Class B common stock	13,671,971	13,768,517
Restricted stock awards	1,374,760	1,025,513
Performance-based restricted stock awards	176,898	—
Stock Options	5,440	7,122
Total	15,229,069	14,801,152

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

For the three months ended March 31, 2023 and 2022, we recognized a combined United States federal and state expense for income taxes of $2.5 and $1.6, respectively. The effective combined United States federal and state income tax rates were 17.2% and 22.3% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

We made payments of $1.1 in January 2023 under the Tax Receivable Agreement. Solaris LLC made a tax distribution to Solaris Inc. of $1.1 in order to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $0.4. Future amounts payable under the Tax Receivable Agreement are dependent upon future events.

As of March 31, 2023, our liability under the Tax Receivable Agreement was $71.5, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an excise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time.

7.  Concentrations

For the three months ended March 31, 2023, three customers accounted for 13%, 12% and 11% of the Company’s revenues. For the three months ended March 31, 2022, one customer accounted for 29% of the Company’s revenues. As of March 31, 2023, one customer accounted for 13% of the Company’s accounts receivable. As of December 31, 2022, one customer accounted for 22% of the Company’s accounts receivable.

For the three months ended March 31, 2023, no suppliers accounted for more than 10% of the Company’s total purchases. For the three months ended March 31, 2022, one supplier accounted for 11% of the Company’s total purchases. As of March 31, 2023, no supplier accounted for more than 10% of the Company’s accounts payable. As of December 31, 2022, one supplier accounted for 13% of the Company’s accounts payable.

8.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3.1 in accrued liabilities as of March 31, 2023. No additional contingencies were recognized during the three months period ended March 31, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2023 and 2022, Solaris LLC paid $0.5 and $0.2, respectively, for these services. As of March 31, 2023, and December 31, 2022, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of March 31, 2023 and December 31, 2022, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $4.1 as of March 31, 2023.

As of March 31, 2023, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 9.6% ownership of the Company’s Class A common stock and 6.9% total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the three months ended March 31, 2023, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $4.9. Accounts receivable related to THRC Affiliates as of March 31, 2023 was $3.8. For the three months ended March 31, 2023, the Company recognized cost of services provided by THRC Affiliates of $1.1. There was $1.0 of accounts payable related to THRC Affiliates as of March 31, 2023.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 in payments throughout a term ending in

2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of March 31, 2023, accounts payable to THRC Affiliates related to these services is $0.9, which was recognized in revenues.

On January 31, 2023, the Company made payments of $1.1 under the Tax Receivable Agreement. Solaris LLC made a tax distribution to Solaris Inc. of $1.1 to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $0.4.

10.  Subsequent Events

On April 28, 2023, the Company executed a second amendment to the Credit Agreement. Refer to Note 4. “Senior Secured Credit Facility.”

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “Solaris Inc.” or the “Company” refer to Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Trends and Outlook

Oil and natural gas prices were volatile during the first quarter of 2023 driven by changing expectations of global economic demand growth, geopolitical factors and an oversupply of natural gas in North America. WTI oil prices averaged over $80 per barrel in fourth quarter 2022 and have remained volatile in a range between the high $60s and low $80s per barrel since the start of 2023. Henry Hub natural gas prices averaged over $6 per MMBtu during fourth quarter 2022 and decreased to $2-3 per MMBtu currently. Per the published Baker Hughes rig count, oil-directed activity represents approximately 80% of US rig count activity. While oil prices remain at healthy levels to support a sustained level of US drilling and completion activity, such activity could be impacted by the recent decline in natural gas prices as well as continued capital discipline among many operators, supply chain tightness and elevated inflation.

Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer. Recently, our fully utilized system count growth has outpaced the rig count trend due primarily to new technology-led growth with new and existing customers. A recent increase in pricing and incremental earnings from our new products has also allowed us to grow earnings despite a flat fully utilized system count. We expect continued earnings growth from these new product lines could continue to provide an offset for any future changes in underlying oil and gas activity and Solaris sand systems.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)

Revenue	77,828	51,836	25,992
Revenue - related parties	4,894	5,079	(185)
Total revenue	82,722	56,915	25,807
Operating costs and expenses:
Cost of services (excluding depreciation)	53,223	37,671	15,552
Depreciation and amortization	8,417	6,929	1,488
Selling, general and administrative	6,538	5,211	1,327
Other operating income	(338)	(309)	(29)
Total operating costs and expenses	67,840	49,502	18,338
Operating income	14,882	7,413	7,469
Interest expense, net	(459)	(79)	(380)
Total other expense	(459)	(79)	(380)
Income before income tax expense	14,423	7,334	7,089
Expense for income taxes	(2,486)	(1,612)	(874)
Net income	11,937	5,722	6,215
Less: net income related to non-controlling interests	(4,368)	(2,220)	(2,148)
Net income attributable to Solaris	$7,569	$3,502	$4,067

Revenue

Revenue increased $25.8 million, or 45%, to $82.7 million for the three months ended March 31, 2023 compared to $56.9 million for the three months ended March 31, 2022. The increase in revenue is primarily related to an activity-driven increase in demand for our products and services and updated pricing. Mobile proppant systems, on a fully utilized basis, increased from 75 systems for the three months ended March 31, 2022, to 92 systems for the three months ended March 31, 2023, in response to the increase in industry activity levels and by the introduction of new products.

Cost of Services

Cost of services, excluding depreciation and amortization expense, increased $15.6 million, or 41%, to $53.2 million for the three months ended March 31, 2023, compared to $37.7 million for the three months ended March 31, 2022. The increase was primarily due to an increase in operating costs to support an activity-driven increase in demand for our products and services. Cost of services, excluding depreciation and amortization as a percentage of revenue was 64% and 66% for the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million, or 25%, to $6.5 million for the three months ended March 31, 2023 compared to $5.2 million for the three months ended March 31, 2022. Selling, general and administrative expenses increased primarily due to increases in headcount and professional fees.

Provision for Income Taxes

During the three months ended March 31, 2023, we recognized a combined United States federal and state expense for income taxes of $2.5 million, an increase of $0.9 million as compared to the $1.6 million income tax expense we recognized during the three months ended March 31, 2022. This change was attributable to operating gains. The effective combined United States federal and state income tax rates were 17.2% and 22.3% for the three months ended

March 31, 2023 and 2022, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	March 31,
	2023	2022	Change

	(in thousands)
Net income	$11,937	$5,722	$6,215
Depreciation and amortization	8,417	6,929	1,488
Interest expense, net	459	79	380
Income taxes (1)	2,486	1,612	874
EBITDA	$23,299	$14,342	$8,957
Stock-based compensation expense (2)	1,980	1,593	387
(Gain) loss on disposal of assets	(361)	5	(366)
Other (3)	200	(200)	400
Adjusted EBITDA	$25,118	$15,740	$9,378
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards, including performance-based restricted stock.
(3)	Other includes accrued excise tax on share repurchases, gains on insurance claims, credit losses or recoveries and other settlements.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022: EBITDA and Adjusted EBITDA

EBITDA increased $9.0 million to $23.3 million for the three months ended March 31, 2023 compared to $14.3 million for the three months ended March 31, 2022. Adjusted EBITDA increased $9.4 million to $25.1 million for the three months ended March 31, 2023 compared to $15.7 million for the three months ended March 31, 2022. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of March 31, 2023, cash and cash equivalents totaled $2.2 million. We have $26.0 million in borrowings outstanding under our Credit Agreement. As of May 3, 2023, the Company has the ability to draw up to approximately $34.5 million under the amended Credit Agreement. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will provide sufficient liquidity to address our future cash needs, including capital expenditures, working capital investments, and dividends for the next 12 months and beyond.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on March 2, 2023, with an approved limit of $50.0 million and no set term limits. As of March 31, 2023, we have purchased 1,641,000 shares of Class A common stock for $14.4 million, or $8.80 per share, resulting in $35.6 million remaining under the authorized share repurchase program.

All purchases made pursuant to the authorized share repurchase plan were made in accordance with applicable securities laws from time to time in the open-market or through private transactions, depending on market conditions, may be made pursuant to a trading plan meeting the requirements of Rule 10b-18 under the Exchange Act, and may be discontinued at any time.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Net cash provided by operating activities	$16,849	$6,269	$10,580
Net cash used in investing activities	(18,826)	(11,507)	(7,319)
Net cash used in financing activities	(4,683)	(6,131)	1,448
Net change in cash	$(6,660)	$(11,369)	$4,709

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $16.8 million for the three months ended March 31, 2023, compared to net cash provided by operating activities of $6.3 million for the three months ended March 31, 2022. The increase of $10.5 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $18.8 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $11.5 million for the three months ended March 31, 2022. The increase in investing activities of $7.3 million is primarily due to capital expenditures related to new technologies and enhancements to our fleet.

Financing Activities. Net cash used in financing activities of $4.7 million for the three months ended March 31, 2023 was primarily related to the repurchase of shares for $14.4 million, quarterly dividends of $3.7 million to Class A common stock shareholders, distributions to Solaris LLC unitholders of $2.0 million, payments under finance leases and insurance of $1.3 million, and $1.3 million of payments related to vesting of stock-based compensation, partially offset by net borrowings under the Credit Agreement of $18.0 million. Net cash used in financing activities of $6.1 million for the three months ended March 31, 2022 was primarily related to quarterly dividends of $3.4 million to Class A common stock shareholders, $1.4 million in distributions to Solaris LLC unitholders, and $1.0 million of payments related to vesting of stock-based compensation.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Senior Secured Credit Facility” to our condensed consolidated financial statements as of March 31, 2023, for a discussion of our senior secured credit facility.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of March 31, 2023, except for purchase commitments under supply agreements disclosed below.

As of March 31, 2023, we expect to pay approximately $0.1 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of March 31, 2023, if our borrowings under the Credit Agreement remain at $26.0 million, we expect to pay approximately $2.1 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of March 31, 2023 of approximately 7.87%.

As of March 31, 2023, we had purchase obligations of approximately $23.9 million payable within the next twelve months.

Critical Accounting Policies and Estimates

We had no material changes in our critical accounting policies and estimates during the three months ended March 31, 2023, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2023, one customer accounted for 13% of our total accounts receivable. As of December 31, 2022, one customer collectively accounted for 22% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness related to ineffective information technology general controls (“ITGCs”) in the areas of user access, application change management, operating system and logical access controls and segregation of duties for a third-party information technology (“IT”) system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results.

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Company’s Board of Directors, has begun the process of, and is committee to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our planned internal control remediation efforts include:

●	evaluating alternative software solutions to replace the third-party IT system, including but not limited to developing internal use software;
●	developing enhanced risk assessment procedures and controls related to third-party IT systems used by the Company; and
●	implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting process.

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

Changes in Internal Control over Financial Reporting

Except for the changes discussed above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. While we intend to vigorously appeal this ruling, we have recognized $3.1 in Accrued Liabilities in the three months ended March 31, 2023. No additional contingencies were recognized during the three months ended March 31, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2023, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	—	$—	—	$50,000,000
February 1 - February 28	—	—	—	50,000,000
March 1 - March 31	1,788,838	8.82	1,641,000	35,557,509
Total	1,788,838	$8.82	1,641,000

(1)	Includes 1,641,000 shares repurchased as part of the share repurchase plan and 147,838 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	In March 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

As previously disclosed, Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) is party to that certain Amended and Restated Credit Agreement, dated as of April 26, 2019 (as further amended, restated or supplemented) by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which contained an initial $50.0 million borrowing facility (the “Credit Agreement”).

On April 28, 2023, Solaris LLC entered into Amendment No. 2 to Amended and Restated Credit Agreement, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the “2023 Amendment”) to the Credit Agreement, which amended the Credit Agreement, to, among other things, (i) introduce an additional $25.0 million facility (the “Additional Facility”) to increase available borrowings under the Credit Agreement from $50.0 million to $75.0 million, while preserving the original accordion feature, to provide for a maximum of $100.0 million of total available capacity under the Credit Agreement and (ii) modify certain covenant requirements as more fully described in the 2023 Amendment. The 2023 Amendment additionally contains a reducing revolver feature whereby the Additional Facility will reduce 15% beginning in the first quarter of 2024 through the fourth quarter of 2024 and increasing to 20% thereafter with the balance due at maturity. The Credit Agreement continues to have a maturity date of April 26, 2025.

The foregoing description of the 2023 Amendment is a summary only and is qualified in its entirety to the complete text of the 2023 Amendment, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

The information set forth below is included herein for the purposes of providing the disclosure required under “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

The information relating to the 2023 Amendment set forth above in Item 5 of this Quarterly Report on Form 10-Q is incorporated into this section of Item 5 by reference.

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

10.1†

Form of Solaris Oilfield Infrastructure, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 7, 2023).

Exhibit No.	Description
10.2†*	Form of Performance-Based Restricted Stock Unit (PSU) Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan.

10.3#*

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Solaris Oilfield Infrastructure, LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

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

# Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

May 4, 2023	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)