Form 10-Q
period 2023-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2023-07-28
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, the registrant had 30,477,237 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries and Russia;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war in Ukraine, which could affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, rising interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;

●	increases in tax rates or the enactment of taxes that specifically impact exploration and production operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,371	$8,835
Accounts receivable, net of allowances for credit losses of $355 and $385, respectively	56,103	64,543
Accounts receivable - related party	6,788	4,925
Prepaid expenses and other current assets	5,671	5,151
Inventories	8,520	5,289
Total current assets	86,453	88,743
Property, plant and equipment, net	325,441	298,160
Non-current inventories	2,097	1,569
Operating lease right-of-use assets	4,844	4,033
Goodwill	13,004	13,004
Intangible assets, net	1,066	1,429
Deferred tax assets	51,099	55,370
Other assets	326	268
Total assets	$484,330	$462,576
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,209	$25,934
Accrued liabilities	17,024	25,252
Current portion of payables related to Tax Receivable Agreement	—	1,092
Current portion of operating lease liabilities	1,106	917
Current portion of finance lease liabilities	2,373	1,924
Other current liabilities	1,237	790
Total current liabilities	50,949	55,909
Operating lease liabilities, net of current	6,687	6,212
Borrowings under the credit agreement	43,000	8,000
Finance lease liabilities, net of current	3,582	3,429
Payables related to Tax Receivable Agreement	71,530	71,530
Other long-term liabilities	126	367
Total liabilities	175,874	145,447
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 28,968 shares issued and outstanding as of June 30, 2023 and 31,641 shares issued and outstanding as of December 31, 2022	290	317
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of June 30, 2023 and 13,674 issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	186,647	202,551
Retained earnings	15,233	12,847
Total stockholders' equity attributable to Solaris	202,170	215,715
Non-controlling interest	106,286	101,414
Total stockholders' equity	308,456	317,129
Total liabilities and stockholders' equity	$484,330	$462,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	69,925	81,130	147,753	132,966
Revenue - related parties	7,277	5,581	12,171	10,660
Total revenue	77,202	86,711	159,924	143,626

Operating costs and expenses:
Cost of services (excluding depreciation)	45,652	61,237	98,875	98,908
Depreciation and amortization	9,071	7,132	17,488	14,061
Property tax contingency	—	3,072	—	3,072
Selling, general and administrative	6,825	6,062	13,363	11,273
Other operating income	(125)	(1,114)	(463)	(1,423)
Total operating costs and expenses	61,423	76,389	129,263	125,891
Operating income	15,779	10,322	30,661	17,735
Interest expense, net	(879)	(88)	(1,338)	(167)
Total other expense	(879)	(88)	(1,338)	(167)
Income before income tax expense	14,900	10,234	29,323	17,568
Income tax expense	(2,659)	(1,945)	(5,145)	(3,557)
Net income	12,241	8,289	24,178	14,011
Less: net income related to non-controlling interests	(4,709)	(2,836)	(9,077)	(5,056)
Net income attributable to Solaris	$7,532	$5,453	$15,101	$8,955

Income per share of Class A common stock – basic	$0.24	$0.16	$0.47	$0.27
Income per share of Class A common stock – diluted	$0.24	$0.16	$0.47	$0.27

Basic weighted-average shares of Class A common stock outstanding	29,542	31,432	30,373	31,337
Diluted weighted-average shares of Class A common stock outstanding	29,542	31,432	30,373	31,337

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2023
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2023	31,641	317	13,674	—	202,551	12,847	—	—	101,414	317,129
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	594	—	—	—	—	594
Share and unit repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	—	—	(572)	(14,427)
Stock-based compensation	—	—	—	—	1,494	—	—	—	660	2,154
Vesting of restricted stock	547	5	—	—	903	—	—	—	(908)	—
Cancelled shares withheld for taxes from RSU vesting	(148)	(1)	—	—	(536)	(384)	—	—	(415)	(1,336)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	—	—	(3,656)
Net income	—	—	—	—	—	7,569	—	—	4,368	11,937
Balance at March 31, 2023	30,399	$304	13,674	$—	$194,463	$13,081	—	$—	$102,562	$310,410
Share and unit repurchases and retirements	(1,438)	(14)	—	—	(9,222)	(1,990)	—	—	(104)	(11,330)
Stock-based compensation	—	—	—	—	1,399	—	—	—	647	2,046
Vesting of restricted stock	10	1	—	—	16	—	—	—	(17)	-
Cancelled shares withheld for taxes from RSU vesting	(3)	(1)	—	—	(9)	(2)	—	—	(7)	(19)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,388)	—	—	—	(3,388)
Net income	—	—	—	—	—	7,532	—	—	4,709	12,241
Balance at June 30, 2023	28,968	$290	13,674	$—	$186,647	$15,233	—	$—	$106,286	$308,456

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$24,178	$14,011
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,488	14,061
Property tax contingency	—	3,072
Gain on disposal of assets	(18)	(39)
Allowance for credit losses	(2)	(388)
Stock-based compensation	3,904	3,112
Amortization of debt issuance costs	71	98
Deferred income tax expense	4,853	3,101
Change in payables related to parties pursuant to Tax Receivable Agreement	—	(654)
Other	(162)	(178)
Changes in operating assets and liabilities:
Accounts receivable	8,442	(33,008)
Accounts receivable - related party	(1,863)	(338)
Prepaid expenses and other assets	1,143	5,098
Inventories	(5,801)	(3,457)
Accounts payable	3,047	7,902
Accrued liabilities	(8,728)	10,001
Payments pursuant to tax receivable agreement	(1,092)	—
Net cash provided by operating activities	45,460	22,394
Cash flows from investing activities:
Investment in property, plant and equipment	(40,130)	(32,326)
Cash received from insurance proceeds	69	860
Proceeds from disposal of assets	165	57
Net cash used in investing activities	(39,896)	(31,409)
Cash flows from financing activities:
Share repurchases	(25,757)	—
Distribution to unitholders (includes distribution of $3.0 million at $0.11/unit and $2.9 million at $0.105/unit, respectively)	(3,489)	(2,892)
Dividend paid to Class A common stock shareholders	(7,044)	(6,885)
Borrowings under the credit agreement	35,000	—
Payments under finance leases	(1,326)	(567)
Payments under insurance premium financing	(966)	(422)
Payments related to debt issuance cost	(91)	(358)
Payments for shares withheld for taxes from RSU vesting and cancelled	(1,355)	(1,007)
Net cash used in financing activities	(5,028)	(12,131)

Net increase (decrease) in cash	536	(21,146)
Cash at beginning of period	8,835	36,497
Cash at end of period	$9,371	$15,351

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	202	289
Capitalized stock based compensation	296	207
Property and equipment additions incurred but not paid at period-end	3,402	6,490
Property, plant and equipment additions transferred from inventory	2,042	1,058
Additions to fixed assets through finance leases	1,926	2,267
Financing:
Insurance premium financing	697	1,331
Cash paid for:
Interest	1,028	37
Income Taxes	198	370

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

The most significant estimates are related to stock-based compensation, useful lives and salvage values of long-lived assets, future cash flows associated with goodwill and long-lived asset impairment evaluations, net realizable value of inventory, income taxes, Tax Receivable Agreement liability, collectability of accounts receivable and estimates of allowance for credit losses and determination of the present value of lease payments and right-of-use assets.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Wellsite services	$77.1	$86.5	$159.6	$143.1
Transloading and Other	0.1	0.2	0.3	0.5
Total revenue	$77.2	$86.7	$159.9	$143.6

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform, which provided temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provided certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The original guidance expired on December 31, 2022, and ASU No. 2022-06 extended the effective date of the guidance to December 31, 2024. As described more fully in Note 6. “Income Taxes,” the Tax Receivable Agreement was amended on June 27, 2023, to replace the references to LIBOR.

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

	June 30,	December 31,
	2023	2022
Systems and related equipment	$402.0	$369.3
Systems in process	37.5	30.1
Computer hardware and software	3.7	1.7
Machinery and equipment	5.4	5.4
Vehicles	14.1	13.2
Buildings	4.6	4.6
Land	0.6	0.6
Furniture and fixtures	0.7	0.4
Property, plant and equipment, gross	$468.6	$425.3
Less: accumulated depreciation	(143.2)	(127.1)
Property, plant and equipment, net	$325.4	$298.2

4.    Senior Secured Credit Facility

On April 28, 2023, Solaris LLC executed Amendment No. 2 to the Amended and Restated Credit Agreement, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2023 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and contained an initial $50.0 borrowing facility. The 2023 Amendment introduced an additional $25.0 facility (the “Additional Facility”) to increase available borrowings under the Credit Agreement from $50.0 to $75.0 (the “Loan”) while preserving the original accordion feature, to provide for a maximum of $100.0 of total available capacity under the Credit Agreement. The 2023 Amendment also modified certain covenant requirements as more fully described in the 2023 Amendment. The 2023 Amendment contains a reducing revolver feature whereby the Additional Facility will reduce 15% beginning in the first quarter of 2024 through the fourth quarter of 2024 and 20% thereafter with the balance due at maturity. The Credit Agreement continues to have a maturity date of April 26, 2025.

As of June 30, 2023, we had $43.0 borrowings outstanding under the Credit Agreement and have the ability to draw up to $32.0.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.75% for SOFR loans and 1.75% to 2.75% for alternate base rate loans, in each case depending on our total leverage ratio and loan tranche. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of June 30, 2023 was approximately 8.10%.

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

As of June 30, 2023, we were in compliance with all covenants under the Credit Agreement.

5.    Equity

Dividends

Solaris LLC paid dividend distributions totaling $4.9 and $4.9 to all Solaris LLC unitholders in the three months ended June 30, 2023 and 2022, respectively, of which $3.4 and $3.4 was paid to Solaris Inc. Solaris LLC paid dividend distributions totaling $10.1 and $9.7 to all Solaris LLC unitholders in the six months ended June 30, 2023 and 2022, respectively, of which $7.0 and $6.9 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 2, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the three months ended June 30, 2023, Solaris Inc. purchased and retired 1,437,500 shares of the Company’s Class A common stock for $11.3, or $7.89 average price per share, and, in connection therewith, Solaris LLC purchased and retired 1,437,500 Solaris LLC Units from the Company for the same amount. During the six months ended June 30, 2023, Solaris Inc. purchased and retired 3,078,500 shares of the Company’s Class A common stock at an aggregate cost of $25.8, or $8.38 per share, under the share repurchase program. As of June 30, 2023, $24.2 remains available for future repurchases authorized under the share repurchase plan. As enacted by the Inflation Reduction Act of 2022 (“IRA”), the Company has accrued stock repurchase excise tax of $0.3 for the six months ended June 30, 2023.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock were originally reserved for issuance pursuant to awards under the LTIP and, pursuant to the first Amendment to the LTIP that was approved by the Company’s stockholders and became effective as of May 17, 2023, an additional 4,700,000 shares of Solaris Inc.’s Class A common stock was reserved for issuance pursuant to awards under the LTIP. As of June 30, 2023, 5,521,494 stock awards were available for grant.

The following table summarizes activity related to restricted stock for the three and six months ended June 30, 2023:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at January 1, 2023	1,295,728	$10.33
Awarded	790,201	9.19
Vested	(548,992)	9.74
Forfeited	(9,648)	9.82
Unvested at March 31, 2023	1,527,289	$9.71
Awarded	16,038	7.48
Vested	(7,606)	10.70
Forfeited	(26,924)	9.66
Unvested at June 30, 2023	1,508,797	$9.68

Of the 1,508,797 shares of restricted stock that remained unvested as of June 30, 2023, it is expected that 85,165 shares, 652,473 shares, 523,331 shares, and 247,828 shares will vest in 2023, 2024, 2025 and 2026, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $11.7 of unrecognized compensation expense related to unvested restricted stock as of June 30, 2023. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.3 years.

The following table summarizes activity related to PSUs for the three and six months ended June 30, 2023:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value ($)
Outstanding at January 1, 2023	—	$—
Granted	176,898	11.92
Forfeited	—	—
Outstanding at March 31, 2023	176,898	$11.92
Granted	—	—
Forfeited	(4,686)	11.92
Outstanding at June 30, 2023	172,212	$11.92

Of the 172,212 performance-based restricted stock units (“PSUs”) that remained outstanding as of June 30, 2023, such PSUs had a weighted average grant date fair value of $11.92 per share. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately one to three years after the grant date depending on the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of June 30, 2023, $1.7 of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The grant date fair value was determined using the Monte Carlo simulation method and is expensed ratably over the service period. Expected volatilities used in the fair value simulation were estimated using historical periods consistent with the remaining performance periods. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of such PSUs (which, for purposes of clarity, were granted during the three months ended March 31, 2023):

Assumptions
Risk-free interest rate	4.6%
Volatility	58.93%

Income Per Share

Basic income per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted income per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net income (loss) per share:	2023	2022	2023	2022

Numerator
Net income attributable to Solaris	$7.5	$5.5	$15.1	$9.0
Less: income attributable to participating securities (1)	(0.4)	(0.2)	(0.7)	(0.4)
Net income attributable to common stockholders	$7.1	$5.3	$14.4	$8.6

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	29,541,772	31,431,691	30,373,401	31,336,578
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	29,541,772	31,431,691	30,373,401	31,336,578

Income per share of Class A common stock - basic	$0.24	$0.16	$0.47	$0.27
Income per share of Class A common stock - diluted	$0.24	$0.16	$0.47	$0.27

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class B common stock	13,671,971	13,756,509	13,671,971	13,762,447
Restricted stock awards	1,517,774	1,375,652	1,446,662	1,202,506
Performance-based restricted stock awards	175,353	—	175,746	—
Stock Options	5,500	7,013	5,467	7,060
Total	15,370,598	15,139,174	15,299,846	14,972,013

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

For the three months ended June 30, 2023 and 2022, we recognized a combined United States federal and state expense for income taxes of $2.7 and $1.9, respectively. For the six months ended June 30, 2023 and 2022, we recognized a combined United States federal and state expense for income taxes of $5.1 and $3.6, respectively. The effective combined United States federal and state income tax rates were 17.8% and 19.0% for the three months ended June 30, 2023 and 2022, respectively. The effective combined United States federal and state income tax rates were 17.5% and 20.2% for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023 and 2022, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

As of June 30, 2023, our liability under the Tax Receivable Agreement was $71.5, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

On June 27, 2023, the Tax Receivable Agreement was amended to replace the references to one year LIBOR with references to the 12-month term SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points, which is the benchmark replacement rate and additional margin that, under the Adjustable Interest Rate (LIBOR) Act of 2021, would have otherwise been inserted in place of references to LIBOR in the Tax Receivable Agreement following June 30, 2023.

7.  Concentrations

For the three months ended June 30, 2023, two customers accounted for 15% and 11% of the Company’s revenues. For the three months ended June 30, 2022, one customer accounted for 14% of the Company’s revenues. For the six months ended June 30, 2023, three customers accounted for 13%, 11% and 11% of the Company’s revenues. For the six months ended June 30, 2022, one customer accounted for 20% of the Company’s revenues. As of June 30, 2023, three customers accounted for 12%, 12% and 10% of the Company’s accounts receivable. As of December 31, 2022, one customer accounted for 22% of the Company’s accounts receivable.

For the three months ended June 30, 2023, one supplier accounted for 15% of the Company’s total purchases. For the six months ended June 30, 2023, no supplier accounted for more than 10% of the Company’s total purchases. For the three and six months ended June 30, 2022, no supplier accounted for more than 10% of the Company’s total purchases. As of June 30, 2023, one supplier accounted for 14% of the Company’s accounts payable. As of December 31, 2022, one supplier accounted for 13% of the Company’s accounts payable.

8.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the second half of 2023. In connection therewith, we have recognized $3.1 in accrued liabilities as of June 30, 2023. No additional contingencies were recognized during the three and six months period ended June 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

9.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended June 30, 2023 and 2022, Solaris LLC paid $0.3 and $0.2, respectively, for these services. For the six months ended June 30, 2023 and 2022, Solaris LLC paid $0.8 and $0.4, respectively, for these services. As of June 30, 2023, and December 31, 2022, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of June 30, 2023 and December 31, 2022, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space for the Company’s corporate headquarters. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $3.9 as of June 30, 2023.

As of June 30, 2023, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 11.1% ownership of the Company’s Class A common stock and 7.5% total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (together the “THRC Affiliates”). For the three and six months ended June 30, 2023, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $7.3 and $12.2, respectively. Accounts receivable related to THRC Affiliates as of June 30, 2023 was $6.8. For the three and six months ended June 30, 2023, the Company recognized cost of services provided by THRC Affiliates of $0.6 and $1.7, respectively. There was $1.3 of accounts payable related to THRC Affiliates as of June 30, 2023.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of June 30, 2023, accounts payable to THRC Affiliates related to these services is $1.3, which was recognized in revenues.

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

Recent Trends and Outlook

WTI oil prices averaged over $70 per barrel in second quarter 2023 and have remained in a range between the high $60s and low $80s per barrel since the start of 2023, but are down from an average of $94 in 2022. Henry Hub natural gas prices have remained in a range between $2 and $3 per MMBtu since the start of 2023, but are down from an average of over $6 per MMBtu in 2022. Since the start of the year, the Baker Hughes US Land Rig Count is down approximately 14% from year end 2022 levels, driven primarily by the decline in natural gas prices. While oil prices have softened compared to 2022, they remain at healthy levels to support a sustained level of oil-directed US drilling and completion activity, which comprises approximately 80% of the total Baker Hughes US rig count.

Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer. Recently, our fully utilized total system count growth has outpaced the rig count trend due primarily to new technology-led growth with new and existing customers. A recent increase in pricing and incremental earnings from our new products has also allowed us to grow earnings despite a decline in drilling and completion activity. We expect continued earnings growth from these new product lines could allow our earnings to outperform the trend in underlying oil and gas activity.

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

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)

Revenue	69,925	81,130	(11,205)	147,753	132,966	14,787
Revenue - related parties	7,277	5,581	1,696	12,171	10,660	1,511
Total revenue	77,202	86,711	(9,509)	159,924	143,626	16,298
Operating costs and expenses:
Cost of services (excluding depreciation)	45,652	61,237	(15,585)	98,875	98,908	(33)
Depreciation and amortization	9,071	7,132	1,939	17,488	14,061	3,427
Property tax contingency	—	3,072	(3,072)	—	3,072	(3,072)
Selling, general and administrative	6,825	6,062	763	13,363	11,273	2,090
Other operating income	(125)	(1,114)	989	(463)	(1,423)	960
Total operating costs and expenses	61,423	76,389	(14,966)	129,263	125,891	3,372
Operating income	15,779	10,322	5,457	30,661	17,735	12,926
Interest expense, net	(879)	(88)	(791)	(1,338)	(167)	(1,171)
Total other expense	(879)	(88)	(791)	(1,338)	(167)	(1,171)
Income before income tax expense	14,900	10,234	4,666	29,323	17,568	11,755
Expense for income taxes	(2,659)	(1,945)	(714)	(5,145)	(3,557)	(1,588)
Net income	12,241	8,289	3,952	24,178	14,011	10,167
Less: net income related to non-controlling interests	(4,709)	(2,836)	(1,873)	(9,077)	(5,056)	(4,021)
Net income attributable to Solaris	$7,532	$5,453	$2,079	$15,101	$8,955	$6,146

Revenue

Revenue decreased $9.5 million, or 11%, to $77.2 million for the three months ended June 30, 2023 compared to $86.7 million for the three months ended June 30, 2022. The decrease in revenue is primarily related to a decrease in last mile tonnage for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in revenue was partially offset with an increase in total fully utilized systems from 88 to 108 systems for the three months ended June 30, 2022 and June 30, 2023, respectively. Revenue increased $16.3 million, or 11%, to $159.9 million for the six months ended June 30, 2023 compared to $143.6 million for the six months ended June 30, 2022. The increase in revenue is primarily related to an activity-driven increase in demand for our products and services and updated pricing. Total fully utilized systems increased from 83 to 113 systems for the six months ended June 30, 2022 and June 30, 2023, respectively, in response to the increase in industry activity levels.

Cost of Services

Cost of services, excluding depreciation and amortization expense, decreased $15.6 million, or 25%, to $45.7 million for the three months ended June 30, 2023, compared to $61.2 million for the three months ended June 30, 2022. The decrease is primarily related to a decrease in last mile tonnage for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Cost of services, excluding depreciation and amortization expense, remained flat at $98.9 million for the six months ended June 30, 2023 and June 30, 2022. Cost of services, excluding depreciation and amortization, as a percentage of revenue was 59% and 62% for the three and six months ended June 30, 2023, respectively, and 71% and 69% for the three and six months ended June 30, 2022, respectively.

Property Tax Contingency

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the second half of 2023. In connection therewith, we have recognized $3.1 million in Accrued Liabilities as of June 30, 2023. No additional contingencies were recognized during the three and six months period ended June 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million, or 13%, to $6.8 million for the three months ended June 30, 2023 compared to $6.1 million for the three months ended June 30, 2022. Selling, general and administrative expenses increased $2.1 million, or 19%, to $13.4 million for the six months ended June 30, 2022, compared to $11.3 million for the six months ended June 30, 2022. Selling, general and administrative expenses increased primarily due to increases in headcount and professional fees.

Other Operating Income

Other operating income decreased $1.0 million, or 89%, to $0.1 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. Other operating income decreased $1.0 million, or 67%, to $0.5 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. Other operating income for the three and six months ended June 30, 2023 primarily relate to gain on sale of assets and sales tax rebates, partially offset with excise tax for share buybacks. Other operating income in the three and six months ended June 30, 2022 primarily relate to change in the TRA liability, credit losses, gain on insurance claims, loss on disposal of assets, and the write off of prepaid purchase orders that were not fulfilled.

Provision for Income Taxes

During the three months ended June 30, 2023, we recognized a combined United States federal and state expense for income taxes of $2.7 million, an increase of $0.7 million as compared to the $1.9 million income tax expense we recognized during the three months ended June 30, 2022. During the six months ended June 30, 2023, we recognized a combined United States federal and state expense for income taxes of $5.1 million, an increase of $1.6 million as compared to the $3.6 million income tax expense we recognized during the six months ended June 30, 2022. This change was attributable to operating gains. The effective combined United States federal and state income tax rates were 17.8% and 19.0% for the three months ended June 30, 2023 and 2022, respectively. The effective combined United States federal and state income tax rates were 17.5% and 20.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Net income	$12,241	$8,289	$3,952	$24,178	$14,011	$10,167
Depreciation and amortization	9,071	7,132	1,939	17,488	14,061	3,427
Interest expense, net	879	88	791	1,338	167	1,171
Income taxes (1)	2,659	1,945	714	5,145	3,557	1,588
EBITDA	$24,850	$17,454	$7,396	$48,149	$31,796	$16,353
Property tax contingency (2)	—	3,072	(3,072)	—	3,072	(3,072)
Stock-based compensation expense (3)	1,924	1,519	405	3,904	3,112	792
(Gain) loss on disposal of assets	4	—	4	(357)	—	(357)
Change in payables related to Tax Receivable Agreement (4)	—	(654)	654	—	(654)	654
Other (5)	47	(327)	374	247	(522)	769
Adjusted EBITDA	$26,825	$21,064	$5,761	$51,943	$36,804	$15,139
(1)	United States federal and state income taxes.
(2)	Property tax contingency represents a reserve related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal and we anticipate a ruling to be delivered sometime in the second half of 2023.
(3)	Represents stock-based compensation expense related to restricted stock awards, including performance-based restricted stock.
(4)	Reduction in liability due to state tax rate change.
(5)	Other includes accrued excise tax on share repurchases, gains on insurance claims, credit losses or recoveries and other settlements.

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022: EBITDA and Adjusted EBITDA

EBITDA increased $7.4 million to $24.9 million for the three months ended June 30, 2023 compared to $17.5 million for the three months ended June 30, 2022. Adjusted EBITDA increased $5.8 million to $26.8 million for the three months ended June 30, 2023 compared to $21.1 million for the three months ended June 30, 2022. EBITDA increased $16.4 million to $48.1 million for the six months ended June 30, 2023 compared to $31.8 million for the six months ended June 30, 2022. Adjusted EBITDA increased $15.1 million to $51.9 million for the six months ended June 30, 2023 compared to $36.8 million for the six months ended June 30, 2022. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of June 30, 2023, cash and cash equivalents totaled $9.4 million. We have $43.0 million in borrowings outstanding under our Credit Agreement. As of June 30, 2023, the Company has the ability to draw up to approximately $32.0 million under the amended Credit Agreement. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will provide sufficient liquidity to address our future cash needs, including capital expenditures, working capital investments, and dividends for the next 12 months and beyond.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on March 2, 2023, with an approved limit of $50.0 million and no set term limits. As of June 30, 2023, we have purchased 3,078,500 shares of Class A common stock for $25.8 million, or $8.38 per share, resulting in $24.2 million remaining under the authorized share repurchase program.

All purchases made pursuant to the authorized share repurchase plan were made in accordance with applicable securities laws from time to time in the open-market or through private transactions, depending on market conditions, may be made pursuant to a trading plan meeting the requirements of Rule 10b-18 under the Exchange Act, and may be discontinued at any time.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Net cash provided by operating activities	$45,460	$22,394	$23,066
Net cash used in investing activities	(39,896)	(31,409)	(8,487)
Net cash used in financing activities	(5,028)	(12,131)	7,103
Net change in cash	$536	$(21,146)	$21,682

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $45.5 million for the six months ended June 30, 2023, compared to net cash provided by operating activities of $22.4 million for the six months ended June 30, 2022. The increase of $23.1 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $39.9 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $31.4 million for the six months ended June 30, 2022. The increase in investing activities of $8.5 million is primarily due to capital expenditures related to new technologies and enhancements to our fleet.

Financing Activities. Net cash used in financing activities of $5.0 million for the six months ended June 30, 2023 was primarily related to the repurchase of shares for $25.8 million, quarterly dividends of $7.0 million to Class A common stock shareholders, distributions to Solaris LLC unitholders of $3.5 million, payments under finance leases and insurance of $1.3 million, and $1.3 million of payments related to vesting of stock-based compensation, partially offset by net borrowings under the Credit Agreement of $35.0 million. Net cash used in financing activities of $12.1 million for the six months ended June 30, 2022 was primarily related to quarterly dividends of $6.8 million to Class A common stock shareholders, $3.0 million in distributions to Solaris LLC unitholders, and $1.0 million of payments related to vesting of stock-based compensation.

Capital Sources

Senior Secured Credit Facility

See Note 4. “Senior Secured Credit Facility” to our condensed consolidated financial statements as of June 30, 2023, included in this Quarterly Report, for a discussion of our senior secured credit facility.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of June 30, 2023, except for purchase commitments under supply agreements disclosed below.

As of June 30, 2023, we expect to pay approximately $0.1 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of June 30, 2023, if our borrowings under the Credit Agreement remain at $43.0 million, we expect to pay approximately $3.5 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of June 30, 2023 of approximately 8.10%.

As of June 30, 2023, we had purchase obligations of approximately $14.6 million payable within the next twelve months.

Critical Accounting Policies and Estimates

We had no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2023, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2023, three customers accounted for 12%, 12% and 10% of our total accounts receivable. As of December 31, 2022, one customer collectively accounted for 22% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Company’s Board of Directors, has begun the process of, and is committee to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our planned internal control remediation efforts include:

●	developing and implementing an internal use software to replace the third-party IT system;
●	developing enhanced risk assessment procedures and controls related to internally developed third-party IT systems used by the Company; and
●	implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting process.

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

Changes in Internal Control over Financial Reporting

Except for the changes discussed above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the second half of 2023. In connection therewith, we have recognized $3.1 million in Accrued Liabilities as of June 30, 2023. No additional contingencies were recognized during the three and six months ended June 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the six months ended June 30, 2023, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	—	$—	—	$50,000,000
February 1 - February 28	—	—	—	50,000,000
March 1 - March 31	1,788,838	8.82	1,641,000	35,557,509
April 1 - April 30	1,957	8.75	—	35,557,509
May 1 - May 31	1,144,100	7.81	1,144,100	26,627,518
June 1 - June 30	294,146	8.23	293,400	24,212,452
Total	3,229,041	$7.89	3,078,500

(1)	Includes 3,078,500 shares repurchased as part of the share repurchase plan and 150,541 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	In March 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 22, 2023).

3.3

Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

10.1#

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Solaris Oilfield Infrastructure, LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on May 4, 2023).

10.2*	Amendment No. 1 to Tax Receivable Agreement, dated as of June 27, 2023, by and among Solaris Oilfield Infrastructure, Inc., the TRA Holders and the Agents included therein.

10.3†

First Amendment to the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 22, 2023).

10.4	Indemnification Agreement (Christopher P. Wirtz) (incorporated by reference to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on June 1, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

July 27, 2023	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 27, 2023	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)