Form 10-Q
period 2023-09-30
Solaris Oilfield Infrastructure, Inc.
filed 2023-10-31
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38090

SOLARIS OILFIELD INFRASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5223109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9651 Katy Freeway, Suite 300 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

(281) 501-3070

(Registrant’s telephone number, including area code)

9811 Katy Freeway, Suite 700, Houston, Texas 77024

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

As of October 25, 2023, the registrant had 30,581,265 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries and Russia;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war in Ukraine and the conflict in Israel-Gaza region and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, rising interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;

●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,451	$8,835
Accounts receivable, net of allowances for credit losses of $316 and $385, respectively	48,295	64,543
Accounts receivable - related party	7,065	4,925
Prepaid expenses and other current assets	5,633	5,151
Inventories	7,447	5,289
Assets held for sale	3,000	—
Total current assets	74,891	88,743
Property, plant and equipment, net	327,427	298,160
Non-current inventories	1,856	1,569
Operating lease right-of-use assets	12,773	4,033
Goodwill	13,004	13,004
Intangible assets, net	884	1,429
Deferred tax assets	49,398	55,370
Other assets	275	268
Total assets	$480,508	$462,576
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,053	$25,934
Accrued liabilities	18,002	25,252
Current portion of payables related to Tax Receivable Agreement	—	1,092
Current portion of operating lease liabilities	1,599	917
Current portion of finance lease liabilities	2,429	1,924
Other current liabilities	822	790
Total current liabilities	42,905	55,909
Operating lease liabilities, net of current	13,197	6,212
Borrowings under the credit agreement	37,000	8,000
Finance lease liabilities, net of current	3,029	3,429
Payables related to Tax Receivable Agreement	71,530	71,530
Other long-term liabilities	120	367
Total liabilities	167,781	145,447
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 29,052 shares issued and outstanding as of September 30, 2023 and 31,641 shares issued and outstanding as of December 31, 2022	291	317
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	187,700	202,551
Retained earnings	16,811	12,847
Total stockholders' equity attributable to Solaris	204,802	215,715
Non-controlling interest	107,925	101,414
Total stockholders' equity	312,727	317,129
Total liabilities and stockholders' equity	$480,508	$462,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	64,427	89,376	212,180	222,342
Revenue - related parties	5,249	2,949	17,420	13,609
Total revenue	69,676	92,325	229,600	235,951

Operating costs and expenses:
Cost of services (excluding depreciation)	42,102	64,171	140,977	163,079
Depreciation and amortization	9,179	7,716	26,667	21,777
Property tax contingency	—	—	—	3,072
Selling, general and administrative	6,359	5,929	19,722	17,202
Impairment of fixed assets	1,423	—	1,423	—
Other operating (income)/expense, net	613	524	150	(899)
Total operating costs and expenses	59,676	78,340	188,939	204,231
Operating income	10,000	13,985	40,661	31,720
Interest expense, net	(1,057)	(141)	(2,395)	(308)
Total other expense	(1,057)	(141)	(2,395)	(308)
Income before income tax expense	8,943	13,844	38,266	31,412
Income tax expense	(1,305)	(2,332)	(6,450)	(5,889)
Net income	7,638	11,512	31,816	25,523
Less: net income related to non-controlling interests	(2,704)	(4,106)	(11,781)	(9,162)
Net income attributable to Solaris	$4,934	$7,406	$20,035	$16,361

Income per share of Class A common stock – basic	$0.16	$0.22	$0.64	$0.49
Income per share of Class A common stock – diluted	$0.16	$0.22	$0.64	$0.49

Basic weighted-average shares of Class A common stock outstanding	29,025	31,599	29,919	31,425
Diluted weighted-average shares of Class A common stock outstanding	29,025	31,599	29,919	31,425

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2023
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2023	31,641	317	13,674	—	202,551	12,847	—	—	101,414	317,129
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	594	—	—	—	—	594
Share and unit repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	—	—	(572)	(14,427)
Stock-based compensation	—	—	—	—	1,494	—	—	—	660	2,154
Vesting of restricted stock	547	5	—	—	903	—	—	—	(908)	—
Cancelled shares withheld for taxes from RSU vesting	(148)	(1)	—	—	(536)	(384)	—	—	(415)	(1,336)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	—	—	(3,656)
Net income	—	—	—	—	—	7,569	—	—	4,368	11,937
Balance at March 31, 2023	30,399	$304	13,674	$—	$194,463	$13,081	—	$—	$102,562	$310,410
Share and unit repurchases and retirements	(1,438)	(14)	—	—	(9,222)	(1,990)	—	—	(104)	(11,330)
Stock-based compensation	—	—	—	—	1,399	—	—	—	647	2,046
Vesting of restricted stock	10	1	—	—	16	—	—	—	(17)	—
Cancelled shares withheld for taxes from RSU vesting	(3)	(1)	—	—	(9)	(2)	—	—	(7)	(19)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,388)	—	—	—	(3,388)
Net income	—	—	—	—	—	7,532	—	—	4,709	12,241
Balance at June 30, 2023	28,968	$290	13,674	$—	$186,647	$15,233	—	$—	$106,286	$308,456
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	(536)	—	—	—	—	(536)
Stock-based compensation	—	—	—	—	1,387	—	—	—	653	2,040
Vesting of restricted stock	85	1	—	—	209	—	—	—	(210)	—
Cancelled shares withheld for taxes from RSU vesting	(1)	—	—	—	(7)	2	—	—	(4)	(9)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,358)	—	—	—	(3,358)
Net income	—	—	—	—	—	4,934	—	—	2,704	7,638
Balance at September 30, 2023	29,052	$291	13,674	$—	$187,700	$16,811	—	$—	$107,925	$312,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2022
	Class A		Class B		Additional				Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Equity
Balance at January 1, 2022	31,146	$312	13,770	$—	$196,912	$5,925	—	$—	$94,727	$297,876
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	610	—	—	—	—	610
Stock-based compensation	—	—	—	—	1,188	—	—	—	520	1,708
Vesting of restricted stock	366	3	—	—	574	—	—	—	(577)	—
Cancelled shares withheld for taxes from RSU vesting	(96)	(1)	—	—	(302)	(388)	—	—	(299)	(990)
Unitholder Distributions	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,441)	—	—	—	(3,441)
Net income	—	—	—	—	—	3,502	—	—	2,220	5,722
Balance at March 31, 2022	31,416	314	13,770	—	198,982	5,598	—	—	95,145	300,039
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	96	1	(96)	—	683	—	—	—	(684)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock	—	—	—	—	(437)	—	—	—	—	(437)
Stock-based compensation	—	—	—	—	1,121	—	—	—	490	1,611
Vesting of restricted stock	7	—	—	—	9	—	—	—	(9)	—
Cancelled shares withheld for taxes from RSU vesting	(2)	—	—	—	(4)	(6)	—	—	(7)	(17)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,444)	—	—	—	(3,444)
Net income	—	—	—	—	—	5,453	—	—	2,836	8,289
Balance at June 30, 2022	31,517	$315	13,674	$—	$200,354	$7,601	—	$—	$96,325	$304,595
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock	—	—	—	—	(9)	—	—	—	—	(9)
Stock-based compensation	—	—	—	—	1,146	—	—	—	496	1,642
Vesting of restricted stock	130	1	—	—	258	—	—	—	(259)	—
Cancelled shares withheld for taxes from RSU vesting	(9)	—	—	—	(29)	(36)	—	—	(28)	(93)
Solaris LLC distribution paid to Solaris LLC unitholders (other than Solaris Inc.) at $0.105 per Solaris LLC Unit	—	—	—	—	—	—	—	—	(1,436)	(1,436)
Dividends paid ($0.105 per share of Class A common stock)	—	—	—	—	—	(3,462)	—	—	—	(3,462)
Net income	—	—	—	—	—	7,406	—	—	4,106	11,512
Balance at September 30, 2022	31,638	$316	13,674	$—	$201,720	$11,509	—	$—	$99,204	$312,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$31,816	$25,523
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,667	21,777
Impairment of fixed assets	1,423	—
Loss on disposal of assets	604	1,307
Allowance for credit losses	160	(420)
Stock-based compensation	5,830	4,665
Amortization of debt issuance costs	114	127
Deferred income tax expense	6,019	5,143
Change in payables related to parties pursuant to Tax Receivable Agreement	—	(654)
Other	(178)	(178)
Changes in operating assets and liabilities:
Accounts receivable	16,088	(38,563)
Accounts receivable - related party	(2,140)	1,011
Prepaid expenses and other current assets	263	2,972
Inventories	(5,020)	(4,744)
Accounts payable	(6,469)	12,569
Accrued liabilities	(7,744)	10,305
Property tax contingency	—	3,072
Payments pursuant to tax receivable agreement	(1,092)	—
Net cash provided by operating activities	66,341	43,912
Cash flows from investing activities:
Investment in property, plant and equipment	(57,117)	(59,527)
Cash received from insurance proceeds	122	1,308
Proceeds from disposal of assets	2,165	422
Net cash used in investing activities	(54,830)	(57,797)
Cash flows from financing activities:
Share repurchases	(25,757)	—
Distribution to unitholders (includes distribution of $4.5 million at $0.11/unit and $4.3 million at $0.105/unit, respectively)	(4,993)	(4,327)
Dividend paid to Class A common stock shareholders	(10,402)	(10,348)
Borrowings under the credit agreement	35,000	9,000
Repayment of credit agreement	(6,000)	(3,000)
Payments under finance leases	(1,908)	(1,100)
Payments under insurance premium financing	(1,380)	(946)
Payments related to debt issuance cost	(91)	(358)
Payments for shares withheld for taxes from RSU vesting and cancelled	(1,364)	(1,100)
Net cash used in financing activities	(16,895)	(12,179)

Net decrease in cash and cash equivalents	(5,384)	(26,064)
Cash and cash equivalents at beginning of period	8,835	36,497
Cash and cash equivalents at end of period	$3,451	$10,433

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	202	424
Capitalized stock based compensation	410	296
Property and equipment additions incurred but not paid at period-end	588	3,436
Property, plant and equipment additions transferred from inventory	2,575	1,210
Additions to fixed assets through finance leases	2,012	4,554
Financing:
Insurance premium financing	283	806
Cash paid for:
Interest	2,079	102
Income Taxes	478	370

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires, “Solaris Inc.” or the “Company”) is the managing member of Solaris Oilfield Infrastructure, LLC (“Solaris LLC”) and is responsible for all operational, management and administrative decisions relating to Solaris LLC’s business. Solaris Inc. consolidates the financial results of Solaris LLC and its subsidiaries and reports a non-controlling interest related to the portion of the units in Solaris LLC (the “Solaris LLC Units”) not owned by Solaris Inc., which will reduce net income attributable to the holders of Solaris Inc.’s Class A common stock.

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Global Economic, Geopolitical and Market Conditions

The recent conflict in the Israel-Gaza region and the ongoing war in Ukraine each have the potential to disrupt the supply and demand for oil and natural gas across the globe. The degree to which these and other events outside of our control adversely impacts our results will depend on future developments, which are highly uncertain, cannot be predicted and are outside of our control. The timing, extent, trajectory and duration of their impacts upon our business and the industry in which we, our customers and vendors operate could impact any subsequent recovery of normal economic and operating conditions.

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

Nonrecurring measurements

Certain assets are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. As of September 30, 2023, these assets include certain systems and related equipment that met the held for sale criteria upon entering into a non-binding sale agreement with a third party. These assets were recorded to assets held for sale at a total fair value of $3.0 million in the unaudited condensed consolidated balance sheet. The Company determined the fair value based on the sale price included in the non-binding sale agreement, which is a Level 3 input. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment of $1.4 million in the condensed consolidated statement of operations.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Wellsite services	$69.5	$92.1	$229.1	$235.2
Transloading and Other	0.2	0.2	0.5	0.8
Total revenue	$69.7	$92.3	$229.6	$236.0

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform, which provided temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provided certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The original guidance expired on December 31, 2022, and ASU No. 2022-06 extended the effective date of the guidance to December 31, 2024. As described more fully in Note 7. “Income Taxes,” the Tax Receivable Agreement was amended on June 27, 2023, to replace the references to LIBOR.

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

As of September 30, 2023, we classified $4.4 million of certain systems and related equipment, net of accumulated depreciation, to assets held for sale upon entering into a non-binding sale agreement with a third party. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment of $1.4 million in the condensed consolidated statement of operations.

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2023	2022
Systems and related equipment	$404.4	$369.3
Systems in process	44.0	30.1
Computer hardware and software	3.9	1.7
Machinery and equipment	5.7	5.4
Vehicles	14.2	13.2
Buildings	4.8	4.6
Land	0.6	0.6
Furniture and fixtures	1.3	0.4
Property, plant and equipment, gross	$478.9	$425.3
Less: accumulated depreciation	(151.5)	(127.1)
Property, plant and equipment, net	$327.4	$298.2

4.        Leases

The Company leases offices and storage from third-parties for our corporate and field locations under operating leases, which include commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. Refer to Note 10. “Related Party Transactions” for additional information regarding related party transactions recognized. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

As of September 30, 2023 and December 31, 2022, the Company had property, plant and equipment under finance leases with a cost of $9.2 and $7.2, respectively, and accumulated depreciation of $2.7 and $0.9, respectively.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost (1)	$0.5	$0.4	$1.5	$1.0

Finance lease cost
Amortization of ROU assets	0.6	0.2	1.8	1.1
Interest on lease liabilities	0.1	0.1	0.3	0.1
Total finance lease cost	$0.7	$0.3	$2.1	$1.2

(1)Includes short term leases.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of)	$0.6	0.7
2024	2.6	2.7
2025	2.4	2.0
2026	2.3	0.5
2027	2.3	—
2028	2.0	—
Thereafter	9.5	—
Total future minimum lease payments	21.7	5.9
Less: effects of discounting	(6.9)	(0.4)
Total lease liabilities	$14.8	$5.5

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.1	$0.9
Financing cash flows from finance leases	1.9	1.1

Other information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	10.3 years	11.9 years
Finance leases	2.7 years	2.9 years
Weighted Average Discount Rate
Operating leases	6.9%	6.3%
Finance leases	5.7%	5.7%

5.    Senior Secured Credit Facility

On April 28, 2023, Solaris LLC executed Amendment No. 2 to the Amended and Restated Credit Agreement, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2023 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and contained an initial $50.0 borrowing facility. The 2023 Amendment introduced an additional $25.0 facility (the “Additional Facility”) to increase available borrowings under the Credit Agreement from $50.0 to $75.0 (the “Loan”) while preserving the original accordion feature, to provide for a maximum of $100.0 of total available capacity under the Credit Agreement. As more fully described in the 2023 Amendment, certain covenant requirements were also modified. The 2023 Amendment contains a reducing revolver feature whereby the Additional Facility will reduce 15% beginning in the first quarter of 2024 through the fourth quarter of 2024 and 20% thereafter with the balance due at maturity. The Credit Agreement continues to have a maturity date of April 26, 2025.

As of September 30, 2023, we had $37.0 borrowings outstanding under the Credit Agreement and have the ability to draw up to an additional $38.0.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.75% for SOFR loans and 1.75% to 2.75% for alternate base rate loans, in each case depending on our total leverage ratio and loan tranche. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of September 30, 2023 was approximately 8.34%.

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

As of September 30, 2023, we were in compliance with all covenants under the Credit Agreement.

6.    Equity

Dividends

Solaris LLC paid dividend distributions totaling $4.9 and $4.9 to all Solaris LLC unitholders in the three months ended September 30, 2023 and 2022, respectively, of which $3.4 and $3.5 was paid to Solaris Inc. Solaris LLC paid dividend distributions totaling $14.9 and $14.7 to all Solaris LLC unitholders in the nine months ended September 30, 2023 and 2022, respectively, of which $10.4 and $10.3 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 1, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. No shares were purchased and retired during the three months ended September 30, 2023. During the nine months ended September 30, 2023, Solaris Inc. purchased and retired 3,078,500 shares of the Company’s Class A common stock at an aggregate cost of $25.8, or $8.38 per share, under the share repurchase program. As of September 30, 2023, $24.2 remains available for future repurchases authorized under the share repurchase plan. The Company has accrued stock repurchase excise tax of $0.3 for the nine months ended September 30, 2023.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common stock were originally reserved for issuance pursuant to awards under the LTIP and, pursuant to the First Amendment to the LTIP that was approved by the Company’s stockholders and became effective as of May 17, 2023, an additional 4,700,000 shares of Solaris Inc.’s Class A common stock were reserved for issuance pursuant to awards under the LTIP. As of September 30, 2023, 5,417,457 shares of Solaris Inc.’s Class A common stock were available for grant under the LTIP.

The following table summarizes activity related to restricted stock for the three and nine months ended September 30, 2023:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at January 1, 2023	1,295,728	$10.33
Awarded	790,201	9.19
Vested	(548,992)	9.74
Forfeited	(9,648)	9.82
Unvested at March 31, 2023	1,527,289	$9.71
Awarded	16,038	7.48
Vested	(7,606)	10.70
Forfeited	(26,924)	9.66
Unvested at June 30, 2023	1,508,797	$9.68
Awarded	128,355	10.53
Vested	(85,160)	10.58
Forfeited	(26,078)	9.51
Unvested at September 30, 2023	1,525,914	$9.69

Of the 1,525,914 shares of restricted stock that remained unvested as of September 30, 2023, it is expected that 739,918 shares, 528,420 shares, and 257,576 shares will vest in 2024, 2025 and 2026, respectively, in each case, subject to the applicable vesting terms governing such shares of restricted stock. There was approximately $11.0 of unrecognized compensation expense related to unvested restricted stock as of September 30, 2023. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.1 years.

The following table summarizes activity related to PSUs for the three and nine months ended September 30, 2023:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value ($)
Outstanding at January 1, 2023	—	$—
Granted	176,898	11.92
Forfeited	—	—
Outstanding at March 31, 2023	176,898	$11.92
Granted	—	—
Forfeited	(4,686)	11.92
Outstanding at June 30, 2023	172,212	$11.92
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2023	172,212	$11.92

Of the 172,212 performance-based restricted stock units (“PSUs”) that remained outstanding as of September 30, 2023, such PSUs had a weighted average grant date fair value of $11.92 per share. The performance criteria for the PSUs are split as follows:

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

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately one to three years after the grant date depending on the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of September 30, 2023, $1.5 of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table sets forth the calculation of income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income (loss) per share:	2023	2022	2023	2022

Numerator
Net income attributable to Solaris	$4.9	$7.4	$20.0	$16.4
Less: income attributable to participating securities (1)	(0.2)	(0.3)	(0.9)	(0.7)
Net income attributable to common stockholders	$4.7	$7.1	$19.1	$15.7

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	29,025,293	31,598,612	29,919,094	31,424,530
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	29,025,293	31,598,612	29,919,094	31,424,530

Income per share of Class A common stock - basic	$0.16	$0.22	$0.64	$0.49
Income per share of Class A common stock - diluted	$0.16	$0.22	$0.64	$0.49

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class B common stock	13,671,971	13,671,971	13,671,971	13,731,975
Restricted stock awards	1,505,675	1,349,260	1,466,069	1,251,329
Performance-based restricted stock awards	270,373	—	134,488	—
Stock Options	6,605	7,013	6,605	7,063
Total	15,454,624	15,028,244	15,279,133	14,990,367

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

For the three months ended September 30, 2023 and 2022, we recognized a combined United States federal and state expense for income taxes of $1.3 and $2.3, respectively. For the nine months ended September 30, 2023 and 2022, we recognized a combined United States federal and state expense for income taxes of $6.5 and $5.9, respectively. The effective combined United States federal and state income tax rates were 14.6% and 16.8% for the three months ended September 30, 2023 and 2022, respectively. The effective combined United States federal and state income tax rates were 16.9% and 18.7% for the nine months ended September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

As of September 30, 2023, our liability under the Tax Receivable Agreement was $71.5, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

8.  Concentrations

For the three months ended September 30, 2023, two customers accounted for 13% and 12% of the Company’s revenues. For the three months ended September 30, 2022, one customer accounted for 23% of the Company’s revenues. For the nine months ended September 30, 2023, three customers accounted for 12%, 12% and 11% of the Company’s revenues. For the nine months ended September 30, 2022, one customer accounted for 21% of the Company’s revenues. As of September 30, 2023, two customers accounted for 16% and 14% of the Company’s accounts receivable. As of December 31, 2022, one customer accounted for 22% of the Company’s accounts receivable.

For the three months ended September 30, 2023, one supplier accounted for 11% of the Company’s total purchases. For the nine months ended September 30, 2023, one supplier accounted for 10% of the Company’s total purchases. For the three and nine months ended September 30, 2022, no supplier accounted for more than 10% of the Company’s total purchases. As of September 30, 2023, two suppliers accounted for 16% and 11% of the Company’s accounts payable. As of December 31, 2022, one supplier accounted for 13% of the Company’s accounts payable.

9.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the fourth quarter of 2023. In connection therewith, we have recognized $3.1 in accrued liabilities as of September 30, 2023. No additional contingencies were recognized during the three and nine months period ended September 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Purchase Obligations

In the normal course of business, the Company enters into purchase obligations for products and services, primarily related to equipment or parts for manufacturing equipment. As of September 30, 2023, we had purchase obligations of approximately $6.2 million payable within the next twelve months.

See Note 10 “Related Party Transactions” for contingent payments related to contracts with customers.

10.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended September 30, 2023 and 2022, Solaris LLC paid $0.3 and $0.2, respectively, for these services, included in selling, general and administrative costs in the condensed consolidated statement of operations. For the nine months ended September 30, 2023 and 2022, Solaris LLC paid $0.8 and $0.7, respectively, for these services, included in selling, general and administrative costs in the condensed consolidated statement of operations. As of September 30, 2023, and December 31, 2022, the Company included $0.1 and $0.1, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additionally, as of September 30, 2023 and December 31, 2022, the Company included $0.1 and $0.1, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $3.7 as of September 30, 2023.

As of September 30, 2023, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 11.1% ownership of the Company’s Class A common stock and 7.5% ownership of the total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (together the “THRC Affiliates”). For the three months ended September 30, 2023 and September 30, 2022, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $5.2 and $2.9, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $17.4 and $13.6, respectively. Accounts receivable related to THRC Affiliates as of September 30, 2023 and December 31, 2022 was $7.1 and $4.9, respectively.

For the three months ended September 30, 2023 and September 30, 2022, the Company recognized cost of services provided by THRC Affiliates of $0.3 and $1.4, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized cost of services provided by THRC Affiliates of $1.9 and $3.1, respectively. As of September 30, 2023 and December 31, 2022, there was $1.5 and $0.3, respectively, of accounts payable related to THRC Affiliates.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of September 30, 2023, accounts payable to THRC Affiliates related to these services is $1.4, which was recognized in revenues.

On January 31, 2023, the Company made payments of $1.1 under the Tax Receivable Agreement. Solaris LLC made a cash distribution to Solaris Inc. of $1.1 to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $0.4.

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

Recent Trends and Outlook

WTI oil prices have increased during the second half of 2023 to a range between $80 and $95 per barrel compared to a range between the high $60s and low $80s per barrel during the first half of 2023. Henry Hub natural gas prices have remained in a range between $2 and $3 per MMBtu for most of 2023, which reflects a 50-70% decrease from price levels in 2022. More recently at the start of fourth quarter, natural gas prices averaged over $3 per MMBtu. Since the start of the year, the Baker Hughes US Land Rig Count is down over 20% from year end 2022 levels, driven primarily by the decline in natural gas prices. While oil prices also softened compared to their peak in 2022, they remain at healthy levels to support a sustained level of oil-directed US drilling and completion activity, which comprises approximately 80% of the total Baker Hughes US rig count. Therefore, we expect oil-related drilling and completion activity to remain stable for the foreseeable future and further improvements in natural gas prices could drive improvement in gas-related drilling and completion activity in 2024.

Overall, demand for our offerings is predominantly influenced by the level of oil and natural gas well drilling and completion activity. While our fully utilized systems are highly correlated with US land rig count activity over longer periods, timing differences between drilling and completion activity can result in lags of one to two quarters or longer. During 2023, our fully utilized total system count growth has outpaced the rig count trend due primarily to new technology-led growth with new and existing customers. An increase in pricing at the start of the year and incremental earnings from our new products have also allowed us to maintain strong earnings despite a decline in drilling and completion activity during 2023.

Our capital expenditures were down 20% in the third quarter of 2023 compared to the second quarter of 2023. We expect our pace of capital expenditure to continue to slow in the remainder of 2023 and into 2024 as we complete the build out of these new product lines, which should allow us to generate increased cash flow.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including any supply chain disruptions, potential regulatory changes, uncertainty around a potential economic slowdown and potential impacts from geopolitical disruptions, including the war in Ukraine and the recent conflict in the Israel-Gaza region. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)

Revenue	64,427	89,376	(24,949)	212,180	222,342	(10,162)
Revenue - related parties	5,249	2,949	2,300	17,420	13,609	3,811
Total revenue	69,676	92,325	(22,649)	229,600	235,951	(6,351)
Operating costs and expenses:
Cost of services (excluding depreciation)	42,102	64,171	(22,069)	140,977	163,079	(22,102)
Depreciation and amortization	9,179	7,716	1,463	26,667	21,777	4,890
Property tax contingency	—	—	—	—	3,072	(3,072)
Selling, general and administrative	6,359	5,929	430	19,722	17,202	2,520
Impairment of fixed assets	1,423	—	1,423	1,423	—	1,423
Other operating (income)/expense, net	613	524	89	150	(899)	1,049
Total operating costs and expenses	59,676	78,340	(18,664)	188,939	204,231	(15,292)
Operating income	10,000	13,985	(3,985)	40,661	31,720	8,941
Interest expense, net	(1,057)	(141)	(916)	(2,395)	(308)	(2,087)
Total other expense	(1,057)	(141)	(916)	(2,395)	(308)	(2,087)
Income before income tax expense	8,943	13,844	(4,901)	38,266	31,412	6,854
Expense for income taxes	(1,305)	(2,332)	1,027	(6,450)	(5,889)	(561)
Net income	7,638	11,512	(3,874)	31,816	25,523	6,293
Less: net income related to non-controlling interests	(2,704)	(4,106)	1,402	(11,781)	(9,162)	(2,619)
Net income attributable to Solaris	$4,934	$7,406	$(2,472)	$20,035	$16,361	$3,674

Revenue

Revenue decreased $22.6 million, or 25%, to $69.7 million for the three months ended September 30, 2023 compared to $92.3 million for the three months ended September 30, 2022. The decrease in revenue is primarily related to a decrease in last mile tonnage for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in revenue was partially offset with an increase in total fully utilized systems from 105 to 108 systems for the three months ended September 30, 2022 and September 30, 2023, respectively. Revenue decreased $6.4 million, or 3%, to $229.6 million for the nine months ended September 30, 2023 compared to $236.0 million for the nine months ended September 30, 2022. The decrease in revenue is primarily related to a decrease in last mile tonnage for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in revenue was partially offset with an increase in total fully utilized systems from 90 to 111 systems for the nine months ended September 30, 2022 and September 30, 2023, respectively.

Cost of Services

Cost of services, excluding depreciation and amortization expense, decreased $22.1 million, or 34%, to $42.1 million for the three months ended September 30, 2023, compared to $64.2 million for the three months ended September 30, 2022. Cost of services, excluding depreciation and amortization expense, decreased $22.1 million, or 14%, to $141.0 million for the nine months ended September 30, 2023, compared to $163.1 million for the nine months ended September 30, 2022. The decrease is primarily related to a decrease in last mile tonnage for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Cost of services, excluding depreciation and amortization, as a percentage of revenue was 60% and 61% for the three and nine months ended September 30, 2023, respectively, and 70% and 69% for the three and nine months ended September 30, 2022, respectively.

Property Tax Contingency

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the fourth quarter of 2023. In connection therewith, we have recognized $3.1 million in Accrued Liabilities as of September 30, 2023. No additional contingencies were recognized during the three and nine months period ended September 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 7%, to $6.4 million for the three months ended September 30, 2023 compared to $5.9 million for the three months ended September 30, 2022. Selling, general and administrative expenses increased $2.5 million, or 15%, to $19.7 million for the nine months ended September 30, 2023 compared to $17.2 million for the nine months ended September 30, 2022. Selling, general and administrative expenses increased primarily due to increases in headcount and professional fees.

Impairment of Fixed Assets

During the three and nine months ended September 30, 2023, we entered into a non-binding sale agreement with a third party to sell certain fixed assets. These fixed assets met the criteria as assets held for sale and are included as such on the condensed consolidated balance sheet at September 30, 2023. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment loss of $1.4 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

Other Operating (Income) Expense

Other operating (income) expense increased $0.1 million, or 17%, to expense of $0.6 million for the three months ended September 30, 2023 compared to expense of $0.5 million for the three months ended September 30, 2022. Other operating (income) expense increased $1.0 million, or 117%, to expense of $0.2 million for the nine months ended September 30, 2023 compared to income of $0.9 million for the nine months ended September 30, 2022. Other operating income for the three and nine months ended September 30, 2023 primarily relate to excise tax for share buybacks, loss on sale of assets and credit losses, partially offset with sales tax rebates. Other operating (income) expense in the three and nine months ended September 30, 2022 primarily relate to change in the TRA liability, credit losses, gain on insurance claims and other settlements, loss on disposal of assets, and costs related to the evaluation of potential acquisitions.

Provision for Income Taxes

During the three months ended September 30, 2023, we recognized a combined United States federal and state expense for income taxes of $1.3 million, a decrease of $1.0 million as compared to the $2.3 million income tax expense we recognized during the three months ended September 30, 2022. This change was attributable to changes in operating gains. During the nine months ended September 30, 2023, we recognized a combined United States federal and state expense for income taxes of $6.5 million, an increase of $0.6 million as compared to the $5.9 million income tax expense we recognized during the nine months ended September 30, 2022. This change was attributable to changes in operating gains. The effective combined United States federal and state income tax rates were 14.6% and 16.8% for the three months ended September 30, 2023 and 2022, respectively. The effective combined United States federal and state income tax rates were 16.9% and 18.7% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Net income	$7,638	$11,512	$(3,874)	$31,816	$25,523	$6,293
Depreciation and amortization	9,179	7,716	1,463	26,667	21,777	4,890
Interest expense, net	1,057	141	916	2,395	308	2,087
Income taxes (1)	1,305	2,332	(1,027)	6,450	5,889	561
EBITDA	$19,179	$21,701	$(2,522)	$67,328	$53,497	$13,831
Property tax contingency (2)	—	—	—	—	3,072	(3,072)
Stock-based compensation expense (3)	1,917	1,553	364	5,821	4,665	1,156
Loss on disposal of assets	746	989	(243)	390	1,025	(635)
Impairment of fixed assets (4)	1,423	—	1,423	1,423	—	1,423
Change in payables related to Tax Receivable Agreement (5)	—	—	—	—	(654)	654
Other (6)	163	(309)	472	409	(867)	1,276
Adjusted EBITDA	$23,428	$23,934	$(506)	$75,371	$60,738	$14,633
(1)	United States federal and state income taxes.
(2)	Property tax contingency represents a reserve related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal and we anticipate a ruling to be delivered sometime in the fourth quarter of 2023.
(3)	Represents stock-based compensation expense related to restricted stock awards, including performance-based restricted stock.
(4)	Impairment recorded on certain fixed assets classified as assets held for sale during the three months ended September 30, 2023.
(5)	Reduction in liability due to state tax rate change.
(6)	Other includes accrued excise tax on share repurchases, gains on insurance claims, credit losses or recoveries and other settlements.

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022: EBITDA and Adjusted EBITDA

EBITDA decreased $2.5 million to $19.2 million for the three months ended September 30, 2023 compared to $21.7 million for the three months ended September 30, 2022. Adjusted EBITDA decreased $0.5 million to $23.4 million for the three months ended September 30, 2023 compared to $23.9 million for the three months ended September 30, 2022. EBITDA increased $13.8 million to $67.3 million for the nine months ended September 30, 2023 compared to $53.5 million for the nine months ended September 30, 2022. Adjusted EBITDA increased $14.6 million to $75.4 million for the nine months ended September 30, 2023 compared to $60.7 million for the nine months ended September 30, 2022. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

As of September 30, 2023, cash and cash equivalents totaled $3.5 million. We have $37.0 million in borrowings outstanding under our Credit Agreement. As of September 30, 2023, the Company has the ability to draw up to an additional $38.0 million under the amended Credit Agreement. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will provide sufficient liquidity to address our future cash needs, including capital expenditures, working capital investments, and dividends for the next 12 months and beyond.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. As of September 30, 2023, we have purchased 3,078,500 shares of Class A common stock for $25.8 million, or $8.38 per share, resulting in $24.2 million remaining under the authorized share repurchase program.

All purchases made pursuant to the authorized share repurchase plan were made in accordance with applicable securities laws from time to time in the open-market or through private transactions, depending on market conditions. Going forward, future purchases may be made pursuant to a trading plan meeting the requirements of Rule 10b-18 or Rule 10b-5 under the Exchange Act, and may be discontinued at any time.

The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, this excise tax will apply to our share repurchase program in 2023 and in subsequent taxable years. The Biden Administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Net cash provided by operating activities	$66,341	$43,912	$22,429
Net cash used in investing activities	(54,830)	(57,797)	2,967
Net cash used in financing activities	(16,895)	(12,179)	(4,716)
Net change in cash	$(5,384)	$(26,064)	$20,680

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $66.3 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $43.9 million for the nine months ended September 30, 2022. The increase of $22.4 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $54.8 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $57.8 million for the nine months ended September 30, 2022. The decrease in investing activities of $3.0 million is primarily due to a reduction in capital expenditures and proceeds on sale of disposal of $2.0 million.

Financing Activities. Net cash used in financing activities of $16.9 million for the nine months ended September 30, 2023 was primarily related to the repurchase of shares for $25.8 million, quarterly dividends of $10.4 million to Class A common stock shareholders, distributions to Solaris LLC unitholders of $5.0 million, payments under finance leases of $1.9 million, payments under insurance premium financing of $1.4 million and $1.4 million of payments related to vesting of stock-based compensation, partially offset by net borrowings under the Credit Agreement of $29.0 million. Net cash used in financing activities of $12.2 million for the nine months ended September 30, 2022 was primarily related to quarterly dividends of $10.3 million to Class A common stock shareholders, $4.3 million in distributions to Solaris LLC unitholders, payments under finance leases of $1.1 million, $1.1 million of payments related to vesting of stock-based compensation and payments under insurance premium financing of $1.0 million, offset by net borrowings under the Credit Agreement of $6.0 million.

Capital Sources

Senior Secured Credit Facility

See Note 5. “Senior Secured Credit Facility” to our condensed consolidated financial statements as of September 30, 2023, included in this Quarterly Report, for a discussion of our senior secured credit facility.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of September 30, 2023, except for purchase commitments under supply agreements disclosed below.

As of September 30, 2023, we expect to pay approximately $0.1 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of September 30, 2023, if our borrowings under the Credit Agreement remain at $37.0 million, we expect to pay approximately $3.1 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of September 30, 2023 of approximately 8.34%.

As of September 30, 2023, we had purchase obligations of approximately $6.2 million payable within the next twelve months.

Critical Accounting Estimates

We had no material changes in our critical accounting estimates during the three and nine months ended September 30, 2023, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2023, two customers accounted for 16% and 14% of our total accounts receivable. As of December 31, 2022, one customer collectively accounted for 22% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Company’s Board of Directors, has substantially completed its design and implementation of what we believe are effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our internal control remediation efforts included:

●	developed and implemented an internal use software to replace the third-party IT system;
●	enhanced risk assessment procedures and controls related to internally developed and third-party IT systems used by the Company; and
●	implemented an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting process.

While these remedial actions are substantially complete, they continue to be subject to ongoing management evaluation and must operate effectively for a sufficient period of time before management considers the material weakness fully remediated.

Changes in Internal Control over Financial Reporting

Except for the changes discussed above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the fourth quarter of 2023. In connection therewith, we have recognized $3.1 million in Accrued Liabilities as of September 30, 2023. No additional contingencies were recognized during the three and nine months ended September 30, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Item 2.        Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the nine months ended September 30, 2023, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	—	$—	—	$50,000,000
February 1 - February 28	—	—	—	50,000,000
March 1 - March 31	1,788,838	8.82	1,641,000	35,557,509
April 1 - April 30	1,957	8.75	—	35,557,509
May 1 - May 31	1,144,100	7.81	1,144,100	26,627,518
June 1 - June 30	294,146	8.23	293,400	24,212,452
July 1 - July 31	876	8.72	—	24,212,452
August 1 - August 31	884	10.57	—	24,212,452
September 1 - September 30	—	—	—	24,212,452
Total	3,230,801	$8.41	3,078,500

(1)	Includes 3,078,500 shares repurchased as part of the share repurchase plan and 152,301 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	In March 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

October 30, 2023	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 30, 2023	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)