Form 10-K
period 2023-12-31
Solaris Oilfield Infrastructure, Inc.
filed 2024-02-27
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2023: $212,866,528

As of February 21, 2024, the registrant had 29,339,077 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2024 Annual Meeting of Shareholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries and Russia (OPEC) and the actions taken to set, maintain or cut production levels;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the service we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;

●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors,” which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART I

You should read this entire report carefully, including the risks described under Part 1, Item 1A. Risk Factors and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. Except as otherwise indicated or required by the context, all references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries, including Solaris Oilfield Infrastructure, LLC (“Solaris LLC”), our operating subsidiary.

Item 1.      Business

Our Company

We are a Houston, Texas based business. We design and manufacture specialized equipment, which combined with field technician support, last mile and mobilization logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. We service most active oil and natural gas basins in the United States.

We believe our continual innovation is one of our main competitive advantages. We specialize in developing all-electric equipment that automates the low pressure section of oil and gas well completion sites. We believe all-electric equipment operates more efficiently than traditional equipment, is more reliable, safer and lowers the environmental and operating footprint required to develop oil and gas. We also believe that automation improves operational efficiency by reducing errors, waste and headcount required on well sites, which lowers costs and improves safety.

We manage and report our operations as a single business. Our sand handling service offering has grown from utilizing our legacy mobile proppant management systems to multiple types of all-electric, automated systems designed to efficiently store, move and blend sand and fluids on the low pressure side of well completion sites. We measure our activity based on the number of our fully utilized systems. Typically, one to several systems could follow one hydraulic fracturing (frac) crew.

Our Properties

We own or lease various facilities including our corporate headquarters in Houston, Texas, a repair and maintenance facility in Monahans, Texas, and a manufacturing facility in Early, Texas.

Suppliers

We have built long-term relationships with third-party suppliers to both transport equipment and products and provide certain materials used in the manufacturing and maintenance of our systems. During the years ended December 31, 2023 and 2022, no supplier accounted for more than 10% of our total spending.

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

Our Customers and Contracts

Our primary customers are major E&P and oilfield service companies. We generally execute master service agreements ("MSAs") with our customers. Generally, the MSAs govern the relationship with our customers with specific work performed under individual work orders. For the years ended December 31, 2023 and 2022, Liberty Oilfield Services, LLC accounted for approximately 12% and 22%, respectively, of our total revenue. For the year ended December 31, 2023, EOG Resources, Inc. accounted for approximately 12% of our total revenue.

Competition

The oil and natural gas services industry is highly competitive. We have numerous types of competitors, including logistics companies, equipment manufacturers, hydraulic fracturing service companies and sand mining companies. Some of these companies could be customers of ours on certain jobs while also utilizing their own equipment and integrated service offerings on other jobs.

We believe that the principal competitive factors in the markets we serve are equipment reliability, technical expertise, patent-protected technology, ability to offer unique and/or bundled services offerings, equipment capacity, transportation and storage, work force competency, efficiency, safety record, reputation, experience and price. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.

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

Human Capital

We believe that our employees are the foundation to fostering an innovative culture, the safe operation of our assets and delivery of services to our customers. We foster a collaborative and inclusive work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2023, we employed 338 employees overall, who were employed pursuant to an administrative services agreement that primarily supports our operations. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

We continually strive to attract and retain talented individuals. Our employee demographic profile aids us in promoting inclusion of thought, skill, knowledge, and culture across our operations to drive enhanced decision making and execution for the business. We are proud of the diversity of our workforce and the inclusion of our employees at all levels of our organization. As of December 31, 2023:

•22% of our supervisory or managerial roles were filled by women;

•14% of our total workforce consisted of women;

•25% of our supervisory or managerial roles were filled by racially or ethnically diverse individuals; and

•38% of our total workforce was racially or ethnically diverse.

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

Recruiting

In order to recruit and maintain a workforce that is talented and qualified, we have personnel devoted to recruiting and retention, online job postings and recruiting programs, such as job fairs and other recruiting events, which we have established at academic and professional institutions for roles at all levels.

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of regulatory initiatives to which we are subject to include the following:

(1)	Hydraulic Fracturing. At the federal level, the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities and released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Notwithstanding these legal developments, further administrative and regulatory restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. For example, the Bureau of Land Management has recently proposed a rule to update the fiscal terms of federal oil and gas leases, which, if finalized as proposed, would increase the costs associated with such leases and add additional criteria for the Bureau of Land Management to consider when deciding whether to lease nominated land. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of hydraulic fracturing activities. Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.
(2)	Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Moreover, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events, as was the case in recent years in the Permian Basin of Texas and has been the case over the past several years in central Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

(3)	Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone and, in December 2020, published notice of a final action, upon conducting a periodic review of the ozone standard, electing to retain the 2015 ozone NAAQS in 2020 without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. This reconsideration remains ongoing. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
(4)	Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has made combating climate change a priority in his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. Federal regulatory initiatives have focused on establishing rules impacting the oil and gas sector and relating to permitting, monitoring, reporting or restricting GHG emissions, such as methane. Since 2016, there has been considerable uncertainty surrounding regulation of the emissions of methane, with the Obama, Trump and Biden Administrations each implementing or, in the case of the Biden Administration, proposing to implement, versions of performance standards with varying restrictions on methane emissions from sources in the oil and gas industry. In January 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector. In response to President Biden’s executive order, in December 2023, the EPA issued a final rule that established Quad Ob more stringent new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound emissions in the crude oil and natural gas source category. This rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Under the final rule, states will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The rule’s requirements are generally the same for both new and existing sources. The rule revises requirements for fugitive emissions monitoring and repair and establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements. Additionally, in August 2022 the Inflation Reduction Act was passed, which imposes the first ever federal methane fee on certain oil and gas operations, the first payments for which will be due 2024 for emissions over certain thresholds in calendar year 2023. For more information, see our Risk Factor titled “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.” Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, climate-related disclosure requirements, carbon taxes, reporting and tracking programs, climate-related disclosure requirements, and restriction of emissions.

At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At the 28th Conference of the Parties (“COP28”) in 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP28 or other international conventions cannot be predicted at this time. In other political actions, President Biden issued an executive order in January 2021 suspending new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. While this suspension was halted by legal action in 2022, the Biden Administration may pursue other measures, such as more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities. For example, in January 2024, the Biden Administration announced a temporary pause on pending decisions on new exports of liquefied natural gas to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for such authorizations. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, our and our customers’ access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting or eliminating access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. The Federal Reserve has also announced that six of the largest U.S. banks will participate in a pilot climate scenario analysis, expected to conclude at the end of 2023. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for acquisition, exploration, development, production, transportation, and processing activities, which could impact our service-related business and operations. To the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Furthermore, the SEC proposed rules that, amongst other matters, will require climate-related disclosures from registrants, including data on Scope 1 and 2 and, in some cases, Scope 3 GHG emissions. Additionally, certain states have enacted or are considering similar climate-related disclosure requirements. Enhanced climate-related disclosure requirements could increase operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent that our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connecting with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. While we cannot predict the final form and substance of such rules, to the extent the rules impose additional reporting obligations, we and our customers could incur increased costs. Separately, the U.S. Securities and Exchange Commission (the “SEC”) has also announced from time to time that it may apply additional scrutiny to existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC was to allege that an issuer’s existing climate disclosures were misleading or deficient.

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

As of December 31, 2023, we had seven issued patents in the United States, nine corollary patents issued in Canada and two corollary patents issued in Mexico; four pending utility patent applications in the United States, none in Canada, and two in Mexico. Each patent and patent application relates to our systems, services and other technologies. Our issued patents expire between 2032 and 2043, provided all of the maintenance fees are paid. We cannot make any assurances that any of our currently pending patent applications will result in the issuance of a granted patent, or whether the examination process will require us to narrow the present claims. Additionally, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

Our principal executive offices are located at 9651 Katy Freeway, Suite 300, Houston, Texas 77024, and our telephone number is (281) 501-3070. Our website is at www.solarisoilfield.com. Our periodic reports and other information filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and amendments to those reports are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

Board of Directors and Executive Officers

Set forth below are the name, age and business experience of the Board of Directors of the company as of February 27, 2024.

William A. Zartler, 58, is our Chairman and has served as a member of the Board since February 2017 and a manager of our predecessor since October 2014. Mr. Zartler was also appointed Chief Executive Officer by the Board in July 2018. Mr. Zartler founded Loadcraft Site Services, LLC and served as its Executive Chairman from February 2014 to September 2014. Mr. Zartler served as our predecessor’s Chief Executive Officer and Chairman from October 2014 through our IPO in May 2017. Mr. Zartler also currently serves as Executive Chairman of Aris Water Solutions, Inc. (“ARIS”) (NYSE: ARIS), a role he has held since its initial public offering in October 2021, and previously served as Chairman and Chief Executive Officer of the predecessor to ARIS from its inception in 2014 through its initial public offering in October 2021. Mr. Zartler has extensive experience in both energy industry investing and managing growth businesses. Prior to founding our predecessor, in January 2013 Mr. Zartler founded Solaris Energy Capital, LLC, a private investment firm focused on investing in and managing emerging, high growth potential businesses primarily in midstream energy and oilfield services, including Solaris LLC, and Mr. Zartler continues to serve as the sole member and manager of Solaris Energy Capital, LLC, a related party of the Company. Prior to founding Solaris Energy Capital, LLC, Mr. Zartler was a founder and Managing Partner of Denham Capital Management (“Denham”), a $7 billion global energy and commodities private equity firm, from its inception in 2004 to January 2013. Mr. Zartler led Denham’s global investing activity in the midstream and oilfield services sectors and served on the firm’s Investment and Executive Committees. Previously, Mr. Zartler held the role of Senior Vice President and General Manager at Dynegy Inc., building and managing the natural gas liquids business. Mr. Zartler also served as a director of the general partner of NGL Partners LP (NYSE: NGL) from its inception in September 2012 to August 2013. Mr. Zartler began his career at Dow Hydrocarbons and Resources. Mr. Zartler received a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin and a Master of Business Administration from Texas A&M University. Mr. Zartler serves on the Engineering Advisory Board of the Cockrell School of Engineering at the University of Texas at Austin.

Laurie H. Argo, 52, has served as a member of the Board since March 2022. Ms. Argo became a member of the board of directors of the general partner of Viper Energy (NASDAQ: VNOM) effective January 1, 2023. Ms. Argo served on the board of the general partner of Ratter Midstream, LP (NASDAQ: RTLR) as well as the Audit and Conflicts Committees, from May 2019 until August 2023, at which time Rattler was acquired by Diamondback Energy. From August 2018 through June 2021, Ms. Argo served as a director on the board of EVRAZ plc (EVR.L), a multinational, vertically integrated steel making and mining company and was a member of the Audit Committee and the Remuneration Committee. Since October 2017, Ms. Argo has performed consulting services for clients within the energy industry. From March 2005 until September 2017, Ms. Argo served in various capacities of leadership and senior management within Enterprise Products Holdings LLC, the general partner of Enterprise Products Partners L.P., a midstream natural gas and crude oil pipeline company, including as Senior Vice President and President and Chief Executive Officer of OTLP GP, LLC, the general partner of Oiltanking Partners, L.P., an affiliate of Enterprise Products Partners L.P. From 2001 to 2004, Ms. Argo worked for San Diego Gas and Electric Company in San Diego, California and PG&E Gas Transmission, a subsidiary of PG&E Corporation, in Houston, Texas from 1997 to 2000. Ms. Argo earned an MBA from National University in La Jolla, California and graduated from St. Edward’s University in Austin, Texas with a degree in accounting. Ms. Argo has over 25 years of experience in the energy industry and maintains multiple organizational memberships including the National Association of Corporate Directors (“NACD”)..

James R. Burke, 86, has served as a member of the Board since May 2017 and served as a manager of our predecessor from October 2014 to May 2017 and currently serves as Chairman of our Nominating & Governance Committee. From July 2013 until January 2018 Mr. Burke served on the board of Centurion, a private equity sponsored oilfield services company based in Aberdeen, Scotland. Mr. Burke served as the Chief Executive Officer and President of Forum Energy Technologies (“Forum”) from May 2005 to October 2007 and as Chairman of Forum from 2007 to 2010. Mr. Burke retired from his position as Chairman of Forum in 2010, subsequent to which he evaluated potential opportunities prior to becoming a director of Centurion. Prior to joining Forum, Mr. Burke served as Chief Executive Officer of Access Oil Tools Inc. (“Access”) from April 2000 to May 2005. Before joining Access, Mr. Burke held various positions with Weatherford International Ltd. (“Weatherford”) from January 1991 to August 1999, including Executive Vice President responsible for all manufacturing operations and engineering at its Compressor Division. Prior to joining Weatherford, Mr. Burke was employed by Cameron Iron Works (“Cameron”) from 1967 to 1989, where he held positions of increasing seniority, including Vice President of Cameron’s Ball Valve division. Mr. Burke holds a Bachelor of Science in Electrical Engineering from University College, Dublin, Ireland, and a Master of Business Administration from Harvard University.

Cynthia M. Durrett, 59, has served as a member of the Board since March 2019 and as our Chief Administrative Officer since March 2017. Ms. Durrett was previously our Vice President of Business Operations from October 2014 to February 2017 and the Vice President of Business Operations of Solaris Energy Capital, LLC from October 2013 to September 2014, a related party of the Company. From July 2013 to September 2013, Ms. Durrett served as an independent consultant in the proppant industry. From 2007 to June 2013, Ms. Durrett was the Director of Business Planning and Capital Projects for Cadre Proppants. Ms. Durrett previously served as Managing Director of Dynegy Midstream Services, where she provided leadership to several sectors of the organization including information technology, regulated energy delivery, natural gas liquids and midstream. Ms. Durrett began her career at Ferrell North America, where she managed operations for the energy commodities trading business, including natural gas liquids and refined products. Ms. Durrett received a Bachelor of Science in Business Administration from Park University in Kansas City, Missouri, where she graduated with distinction.

Edgar R. Giesinger, 67, has served as a member of the Board since May 2017 and currently serves on our Nominating & Governance Committee and as Chairman of our Audit Committee. Mr. Giesinger retired as a managing partner from KPMG LLP in 2015. Since November 2015, Mr. Giesinger has served on the board of directors of Geospace Technologies Corporation (NASDAQ: GEOS), a publicly traded company primarily involved in the design and manufacture of instruments and equipment utilized in oil and gas industries. Mr. Giesinger served on the board of directors of Newfield Exploration Company, a publicly traded crude oil and natural gas exploration and production company, from August 2017 until February 2019 when it was sold to Encana Corporation. He has 35 years of accounting and finance experience working mainly with publicly traded corporations. Over the years, he has advised a number of clients in accounting and financial matters, capital raising, international expansions and in dealings with the SEC. While working with companies in a variety of industries, his primary focus has been energy and manufacturing clients. Mr. Giesinger is a certified public accountant in the State of Texas and member of the American Institute of Public Accountants. He has lectured and led seminars on various topics dealing with financial risks, controls and financial reporting.

W. Howard Kennan, Jr., 73, has served as a member of the Board since May 2017 and served as a manager of our predecessor from November 2014 to May 2017 and currently serves on our Nominating & Governance Committee. Mr. Keenan has over 45 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. Mr. Keenan also serves on the boards of directors of the following public companies:

Antero Resources Corporation (NYSE: AR), Antero Midstream Corporation (NYSE: AM) and Aris Water Solutions, Inc. (NYSE: ARIS). In addition, he is currently serving, and has previously served, as a director of multiple Yorktown Partners portfolio companies. Mr. Keenan holds a Bachelor of Arts degree cum laude from Harvard College and a Master of Business Administration degree from Harvard University.

F. Gardner Parker, 82, F. Gardner Parker has served as a member of the Board since May 2017 and currently serves on our Audit Committee and as Chairman of our Compensation Committee. Mr. Parker has been a private investor since 1984. Mr. Parker served as a director of Carrizo Oil & Gas, Inc. (“Carrizo”) (NASDAQ: CRZO), including Chairman of its Audit Committee and as Lead Independent Director, from 2000 until 2019 when Carrizowas sold to Callon Petroleum Company (NYSE: CPE). Mr. Parker also served on the board and as Chairman of the Audit Committee of Sharps Compliance Corp. (NASDAQ: SMED), a medical waste management services provider from February 2003 until September 2019. Mr. Parker served as a Trust Director of Camden Property Trust (“Camden”) (NYSE: CPT) from 1993 until his mandatory retirement in 2017. Previously, Mr. Parker was a director of Triangle Petroleum Corporation from November 2009 to July 2015 and a director of Hercules Offshore Inc. from 2005 to November 2015. Mr. Parker was a founding director for Camden in 1993 and also served as the Lead Independent Trust Manager from 1998 to 2008. In the private sector, Mr. Parker is Chairman of the boards of directors of Edge Resources LTD, Enterprise Offshore Drilling and Norton Ditto. He was a partner at Ernst & Ernst (now Ernst & Young LLP) from 1978 to 1984. Mr. Parker is a graduate of the University of Texas and is a certified public accountant in Texas. Mr. Parker is board certified by the NACD, where he serves as a NACD Board Leadership Fellow.

A. James Teague, 79, A. James Teague has served as a member of the Board since May 2017 and currently serves on our Audit and Compensation Committees. Mr. Teague has served as the Co-Chief Executive Officer of Enterprise Products Holdings LLC (“Enterprise”) since January 2020, has been a Director of Enterprise since July 2008 and serves as Co-Chairman of the Capital Projects Committee of Enterprise since November 2016. Mr. Teague previously served as the Chief Executive Officer of Enterprise from January 2016 to January 2020, Chief Operating Officer of Enterprise from November 2010 to December 2015 and served as an Executive Vice President of Enterprise from November 2010 until February 2013. Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell. From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc. Prior to 1997 he spent 22 years with Dow Inc. (NYSE: DOW) in various roles including Vice President, Hydrocarbon Feedstocks.

Ray N. Walker, Jr., 66, Ray N. Walker, Jr. has served as a member of the Board since August 2018 and currently serves on our Compensation Committee. Mr. Walker has served as the Chief Operating Officer of Encino Energy, a private oil and gas acquisition and development company, since September 2018. Mr. Walker retired as executive vice president and chief operating officer of Range Resources Corporation (“Range Resources”) (NYSE: RRC) in April 2018. Range Resources is a publicly traded, independent natural gas, natural gas liquids and oil company engaged in the exploration, development and acquisition of natural gas and crude oil properties. Mr. Walker joined Range Resources in 2006 and was elected to the role of executive vice president and chief operating officer in January 2014. Previously, Mr. Walker served as Senior Vice President – Chief Operating Officer, Senior Vice President-Environment, Safety and Regulatory and Senior Vice President-Marcellus Shale for Range Resources where he led the development of Range Resources’ Marcellus Shale division. Mr. Walker is a petroleum engineer with more than 43 years of oil and gas operations and management experience having previously been employed by Halliburton Company (NYSE: HAL) in various technical and management roles, Union Pacific Resources Group, Inc. and several private companies in which Mr. Walker served as an officer. Mr. Walker holds a Bachelor of Science degree in Agricultural Engineering with honors from Texas A&M University.

Set forth below are the name, age, position and description of the business experience of our executive officers (other than those who are also Directors and included above) as of February 27, 2024.

Kyle S. Ramachandran, 39 – President and Chief Financial Officer. Kyle S. Ramachandran joined Solaris at its founding in 2014, was named Chief Financial Officer in 2017 and President in 2018. Prior to joining Solaris, Mr. Ramachandran was a member of the Barra Energia management team, an independent exploration and production company based in Rio de Janeiro, Brazil. Mr. Ramachandran was previously an investor at First Reserve Corporation, a global energy-focused private equity firm. Mr. Ramachandran began his career as an investment banker in the Mergers & Acquisitions Group at Citigroup. Mr. Ramachandran received a Bachelor of Science in Finance and Accounting from the Carroll School of Management Honors Program at Boston College, where he graduated cum laude. Mr. Ramachandran is a member of the Board of Regents of Boston College.

Kelly L. Price, 65 – Chief Operating Officer. Kelly L. Price was named our Chief Operating Officer in March 2017. Mr. Price served as an operations consultant to us from January 2017 to February 2017. Mr. Price was previously a consultant for Accendo Services LLC from August 2016 to December 2016. From September 2015 to July 2016, Mr. Price pursued entrepreneurial opportunities in the pressure pumping industry. From January 2014 to August 2015, Mr. Price served as Senior Vice President of Pumping Services, Wireline and Logistics for FTS International, the then-largest private oilfield service company in North America. From August 2010 to October 2013, Mr. Price served as President, U.S. for Trican Well Service, subsequent to which he evaluated potential opportunities prior to joining FTS International. Mr. Price began his career at BJ Services, where he spent 32 years, including senior roles such as Vice President of Global Sales and Marketing, Vice President of West Division Sales and Rocky Mountain Regional Manager. Mr. Price began his career as field operator in Alberta, Canada.

Christopher P. Wirtz, 50 – Chief Accounting Officer. Christopher P. Wirtz was named our Chief Accounting Officer in June 2023. Prior to joining Solaris, Christopher served as the Controller, Proppant Segment for ProFrac Holding Corp. from December 2022 to May 2023. During that time, the Proppant Segment grew from two sand mines to eight, largely through acquisitions. Christopher joined ProFrac via its acquisition of US Well Services where he served as Corporate Controller from April 2017 to November 2020 and as VP of Internal Audit & Process Controls from September 2021 through November 2022. US Well Services was a provider of high-pressure, hydraulic fracturing services in US unconventional oil and natural gas basins. Mr. Wirtz was also Chief Financial Officer for ADS Services, LLC, a privately held managed pressure drilling company, from November 2022 until September 2021. Prior to joining US Well Services, Christopher held management and senior level positions at BJ Services Company, Superior Energy Services, Ernst & Young, and Broussard, Poche, Lewis and Breaux. His accounting experience spans both public and private companies within the energy industry for over 20 years. Christopher obtained his Bachelor of Business Administration degree in Accounting from the University of Louisiana at Lafayette and is a Certified Public Accountant.

Christopher M. Powell, 49 – Chief Legal Officer and Corporate Secretary. Christopher M. Powell was named our Chief Legal Officer and Corporate Secretary in August 2017. From 2009 to August 2017, Mr. Powell served in various roles of responsibility, including Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer for CARBO Ceramics Inc., a leading technology and services company providing products and services to the global oil and gas and industrial markets. Prior thereto, Mr. Powell served in various legal roles at Baker Hughes Incorporated. Mr. Powell began his career with the international law firm of Norton Rose Fulbright (formerly Fulbright & Jaworski L.L.P.). Mr. Powell obtained his Doctor of Jurisprudence from the University of Houston Law Center, where he graduated magna cum laude. Mr. Powell received a Bachelor of Business Administration in Accounting from Texas A&M University, where he graduated cum laude and was selected as a member of the Mays Business School Fellows Program. Mr. Powell is also a licensed Certified Public Accountant and worked as an auditor with Arthur Andersen LLP prior to obtaining his law degree.

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

We face significant competition, as well as the propsect of further consolidation in the industry and amongst current and potential customers, either of which may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.

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

Additionally, the market in which we operate is experiencing increased vertical and horizontal integration both amongst peers as well as customers and suppliers. Consolidation amongst current or potential customers could affect demand for our products and services if those customers utilize competing solutions and services or gain their own capabilities through the consolidation itself. It is not certain that we will be able to maintain the same relationships or ability to offer our products and services in the wake of consolidation, which could have an adverse effect on our business, results of operations or financial condition.

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

Inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the Federal Reserve has indicated that such increases have ceased going into 2024, uncertainty remains as to when or if such elevated rates may be decreased. To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which – or the combination thereof – could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our drilling activity increases. Furthermore, higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

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

Events outside of our control, including a pandemic or outbreak of an infectious disease, political unrest, armed conflicts and economic recessions occurring around the globe, could materially adversely affect our business, liquidity, results of operations and financial condition.

We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:

●	(i) epidemics or pandemics, including the effects of related public health concerns that may cause business disruptions, disrupt the oil and gas industry and global supply chains, negatively impact the global economy, reduce global demand for oil and gas and create significant volatility and disruption of financial and commodity markets; and
●	(ii) the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities around the globe, such as the war between Ukraine and Russia, the conflict between Israel and Hamas, and the regional conflict in the Middle East..

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data and to collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches in the future that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses (including potential reputational loss) we may experience as a result of the realization of such risks. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

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

Our Credit Agreement subjects us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions, as well as a certain leverage ratio and minimum fixed charge coverage ratio we must maintain. Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Debt Agreements.” Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of our Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Our ability to use our net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2023, the Company had approximately $226.0 million of U.S. federal NOL carryovers and $49.4 million of state NOL carryovers. $169.9 million of our U.S. federal NOL carryovers have no expiration date and the remaining U.S. federal NOL carryovers expire in 2037. $26.1 million of our state NOL carryovers will expire in varying amounts beginning in 2037. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows.

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

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government related to the production and processing of fossil fuels and to monitor and limit emissions of GHGs as well as to eliminate such future emissions. For example, the Inflation Reduction Act, signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and incentives, and imposes the first-ever federal fee on excess methane emissions from certain oil and gas facilities. These and other actions could accelerate the transition away from fossil fuels and reduce demand for hydrocarbons, therefore reducing demand for our products and services. Moreover, climate change-related regulatory initiatives to reduce carbon-based emissions may result in fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas, which could reduce demand for the oil and natural gas our customers produce and reduce the demand for our products and services. The SEC has additionally proposed a new rule that would require certain climate-related disclosures from registrants, which is expected to be finalized in 2024. Certain states have also enacted or are otherwise considering climate-related disclosure requirements. To the extent that provisions of this rule are finalized, we could face increased costs associated with making the disclosures, and we cannot predict how any information disclosed may be considered by investors or financial institutions, which could impact costs of, or restrictions on, our or our customers’ access to capital. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows and revenues.

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

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the Internal Revenue Service or other tax authorities could increase our future tax liabilities and have an adverse effect on our business and future profitability.

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

We may sell additional shares of our Class A common stock in subsequent offerings. In addition, subject to certain limitations and exceptions, the holders of interest in Solaris LLC may redeem their non-controlling interest related to the portion of the units in Solaris LLC (“Solaris LLC Units”) (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock.

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

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Our two largest beneficial owners, Yorktown Energy Partners X, L.P. and William A. Zartler own a substantial majority of our Class B common stock, which represents approximately 32% of our combined economic interest and voting power. Although our largest investors are entitled to act separately in their own respective interests with respect to their ownership in us, if they choose to act in concert, they will together have the ability to strongly influence the election of the members of our board of directors, and thereby our management and affairs. In addition, they will be able to strongly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a large stockholder.

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

Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. These executive officers and directors may have conflicts of interest in allocating their time between these entities or whether to present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our executive officers and directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

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

In connection with the closing of the IPO, Solaris Inc. entered into the Tax Receivable Agreement with members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). For additional information, see “Payables Related to the Tax Receivable Agreement” in Note 10. “Income Taxes” and Note 13. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.

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

The payment obligations under the Tax Receivable Agreement are Solaris Inc.’s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time. For additional information regarding the Tax Receivable Agreement, see Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined in the Tax Receivable Agreement), which includes certain mergers, asset sales and other forms of business combinations, or the Tax Receivable Agreement terminates early, we would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (determined by applying a discount rate equal to the 12-month term Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited plus 71.513 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) Solaris Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to currently utilize any accumulated NOL carryforwards) and (ii) any Solaris LLC Units (other than those held by Solaris Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. If we experience a change of control, such potential termination payment could have a substantial negative impact on Solaris Inc.’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control.

For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $69.9 million (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Limited plus 71.513 basis points, applied against an undiscounted liability of $88.6 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2023). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

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

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses.

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

We previously identified a material weakness in our internal control related to ineffective information technology general controls which has been remediated as of December 31, 2023. Additional material weaknesses in internal control could arise in the future and, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A Management’s Annual Report on Internal Control over Financial Reporting, management previously identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access, application change management, operating system and logical access controls, and segregation of duties for a third-party information technology system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. During the year ended December 31, 2023, we executed a remediation plan which is described in Part II, Item 9A “Remediation of Previously Reported Material Weakness,” and, as a result determined that, as of December 31, 2023, the material weakness has been remediated.

We can give no assurance that additional material weaknesses in internal control will not arise in the future. If we are unable to remediate the development of new material weaknesses in internal control, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Item 1B.      Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

In the normal course of business, we collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third party information and employee information, and certain personal identifiable information. To manage the risks associated with cybersecurity threats, we are continually assessing, reviewing and adopting new processes, systems and resources in an effort to protect the information in our possession. We have endeavored to implement policies, standards, and technical controls based on the National Institute of Standards and Technology (NIST) framework with the aim of protecting our networks and applications. We seek to assess, identify and manage cybersecurity risks through the processes described below:

●	Risk Assessment:

A multi-layered system designed to protect and monitor data and cybersecurity risk has been implemented. Regular assessments of our cybersecurity safeguards are conducted periodically. Management conducts regular evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies, and education programs in response. We use firewalls and protection software, and we additionally rely on a third-party vendor for alerts regarding suspicious activity. We also incorporate external resources to aid in reviews of our cybersecurity program.

●	Incident Identification and Response:

A monitoring and detection system has been implemented to help promptly identify cybersecurity incidents. In the event of a breach or cybersecurity incident, we have an incident response plan that is designed to provide for action to contain the incident, mitigate the impact, and restore normal operations efficiently. We conduct periodic incident response tabletop exercises and planned incident response drills to refine and update incident response processes.

●	Cybersecurity Training and Awareness:

All employees and contractors are required to receive bi-annual cybersecurity awareness training, and have deployed internal phishing campaigns to measure the effectiveness of the training program. New hires also receive training in response to drills and simulated attacks.

●	Access Controls:

Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company information.

●	Encryption and Data Protection:

Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information, and other confidential data. We also have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.

We recognize that third-party service providers introduce cybersecurity risks to our business. In an effort to mitigate these risks, before engaging with any third-party service provider, we conduct due diligence to evaluate their cybersecurity capabilities.  Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to security standards and protocols, as applicable.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management activities. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains and recognize cybersecurity measures have become more critical due to remote work, and we continuously evaluate improvements and new measures to protect our information and computing systems. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology (“IT”) systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security or eliminate all risks associated with cyberattacks to us or third parties with whom we do business. No security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Board of Directors’ Oversight of Risks from Cybersecurity Threats and Management’s Role

The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity, information security and information technology risks, as well as management’s actions to identify, assess, mitigate and remediate those risks. The Audit Committee assists our Board of Directors in exercising oversight of the Company’s cybersecurity, information security and information technology risks. At least annually, the Audit Committee reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Chief Administrative Officer (“CAO”) is responsible for upward reporting of emerging cybersecurity incidents to our Audit Committee, who in turn reports to our Board of Directors.

Recognizing the importance of cybersecurity to the success and resilience of our business, our Board of Directors considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our CAO meets regularly with management to proactively review current cybersecurity threats as well as our potential exposure. Our CAO, supported by members of our management team and information technology group, briefs the Audit Committee on cybersecurity matters as needed and holds discussions on cybersecurity risks, incident trends and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.

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

As of February 21, 2024, we had approximately 4 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 21, 2024, we had 13 holders of record of our Class B common stock.

Dividend Policy

For the year ended December 31, 2023, the Company paid quarterly cash dividends totaling $0.45 per share of Class A common stock, compared to $0.42 per share paid in 2022. We currently intend to continue paying a quarterly dividend, which is currently $0.12 per share quarterly or $0.48 per share annually, while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our Credit Agreement contains certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the Russell 2000 Index and the Oilfield Service Index since May 11, 2017.

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
May-23
Russell 2000
SOI
OSX
SOI
Russell 2000
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

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2023 and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	—	$—	—	50,000,000
February 1 - February 28	—	—	—	50,000,000
March 1 - March 31	1,788,838	8.82	1,641,000	35,557,509
April 1 - April 30	1,957	8.75	—	35,557,509
May 1 - May 31	1,144,100	7.81	1,144,100	26,627,518
June 1 - June 30	294,146	8.23	293,400	24,212,452
July 1 - July 31	876	8.72	—	24,212,452
August 1 - August 31	884	10.57	—	24,212,452
September 1 - September 30	—	—	—	24,212,452
October 1 - October 31	—	—	—	24,212,452
November 1 - November 30	—	—	—	24,212,452
December 1 - December 31	85,278	7.97	85,278	23,532,857
Total	3,316,079	$8.40	3,163,778

(1)	Includes 3,163,778 shares repurchased as part of the share repurchase plan and 152,301 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.

(2)	In March 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Sales of Unregistered Equity Securities

None.

Item 6.       Reserved

Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to Solaris Oilfield Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries, including Solaris Oilfield Infrastructure, LLC (“Solaris LLC”), our operating subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual

Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

We design and manufacture specialized equipment, which combined with field technician support, last mile and mobilization logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. We service most active oil and natural gas basins in the United States.

Recent Trends and Outlook

Demand for our services is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During 2023, U.S. drilling and completion activity, as measured by the Baker Hughes U.S. Land Rig Count, declined 5% on a full year average basis and over 20% from the start to the end of the year. This activity decline was primarily driven by a decrease in commodity prices. Average WTI oil prices declined over 20% from the mid-$90s per barrel range in 2022 to the mid-$70s per barrel range in 2023. Average Henry Hub natural gas prices remained in a range between $2 and $3 per MMBtu for most of 2023, which reflected a 50-70% decrease from price levels in 2022.

During 2023, our fully utilized total system count grew from 95 systems for the year ended December 31, 2022 to 109 systems for the year ended December 31, 2023 outpacing the Baker Hughes rig count trend due primarily to new technology-led growth with new and existing customers. An increase in pricing at the start of 2023 and incremental earnings from our new services also allowed us to grow earnings despite a decline in drilling and completion activity during the year. As a result, our operating profit grew over 19% despite the industry activity decline.

In 2024, we expect the Company’s revenue and profitability to track closer to the overall direction of U.S. drilling and completion activity. Oil prices currently remain in the mid-$70s per barrel range in 2024, which we believe should support a sustained level of oil-directed U.S. drilling and completion activity. Today oil-directed drilling activity comprises approximately 80% of the total Baker Hughes U.S. Land rig count.

Our 2023 capital expenditures of approximately $64 million were down compared to full year 2022. Following the completion of our prior growth capital program in 2023, capital expenditure spending is expected to decline. The Company expects full year 2024 capital expenditures to be below $15 million, which reflects an over 75% decrease from total capital expenditures in 2023. This reduction in capital expenditures combined with a relatively stable market should allow us to generate significantly increased cash flow in 2024.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including any supply chain disruptions, potential regulatory changes, uncertainty around a potential economic slowdown and potential impacts from geopolitical disruptions, including the war in Ukraine and the Israel and Hamas conflict. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended
	December 31,
	2023	2022	Change

	(in thousands)

Revenue	$292,947	$320,005	$(27,058)
Operating costs and expenses:
Cost of services (excluding depreciation)	177,847	219,775	(41,928)
Depreciation and amortization	36,185	30,433	5,752
Property tax contingency	—	3,072	(3,072)
Selling, general and administrative	26,951	23,074	3,877
Impairment losses	1,423	—	1,423
Other operating expense, net	639	1,847	(1,208)
Total operating costs and expenses	243,045	278,201	(35,156)
Operating income	49,902	41,804	8,098
Interest expense, net	(3,307)	(489)	(2,818)
Total other expense	(3,307)	(489)	(2,818)
Income before income tax expense	46,595	41,315	5,280
Provision for income taxes	(7,820)	(7,803)	(17)
Net income	38,775	33,512	5,263
Less: net income related to non-controlling interests	(14,439)	(12,354)	(2,085)
Net income attributable to Solaris	$24,336	$21,158	$3,178

Revenue

Revenue decreased $27.1 million, or 8%, to $292.9 million for the year ended December 31, 2023 compared to $320.0 million for the year ended December 31, 2022. Revenue decreased mainly due to a decrease in last mile logistics services activity. The decrease in revenue was partially offset by an increase in fully utilized systems and increased pricing. As our new technology introductions allowed us to provide more systems per location serviced, total fully utilized systems increased from 95 systems for the year ended December 31, 2022 to 109 systems for the year ended December 31, 2023.

Cost of Services

Cost of services, excluding depreciation and amortization expense, decreased $41.9 million, or 19%, to $177.8 million for the year ended December 31, 2023 compared to $219.8 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in last mile and mobilization logistics services activity, partially offset by increased systems costs in line with the increase in fully utilized systems discussed above. Cost of services as a percentage of revenue was 61% and 69% for the year ended December 31, 2023 and 2022, respectively.

Property Tax Contingency

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue for additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the first half of 2024. In connection therewith, we have recognized $3.1 million in Accrued Liabilities as of December 31, 2023. No additional contingencies were recognized during the year ended December 31, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding depreciation and amortization, increased $3.9 million, or 17%, to $27.0 million for the year ended December 31, 2023 compared to $23.1 million for the year ended December 31, 2022. The increase is primarily due to increases in headcount and professional fees.

Impairment of Fixed Assets

During the year ended December 31, 2023, we entered into a non-binding sale agreement with a third party to sell certain fixed assets. These fixed assets met the criteria as assets held for sale and are included as such on the consolidated balance sheet as of December 31, 2023. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment loss of $1.4 million in the consolidated statement of operations for the year ended December 31, 2023.

Other Operating Expense, Net

Other operating expense decreased $1.2 million, or 67%, to $0.6 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022. Other operating expense in the year ended December 31, 2023 primarily relate to credit losses and loss on disposal of assets, partially offset by sales tax rebates. Other operating expense in the year ended December 31, 2022 primarily relate to loss on disposal of assets, change in the TRA liability, credit losses, gain on insurance claims and other settlements, and costs related to the evaluation of potential acquisitions.

Interest Expense, Net

Interest expense increased $2.8 million, or 560%, to $3.3 million for the year ended December 31, 2023 compared to $0.5 million for the year ended December 31, 2022. The increase was primarily due to an increase in average borrowings outstanding and effective interest rates on the senior secured credit facility.

Provision for Income Taxes

During the year ended December 31, 2023, we recognized a combined United States federal and state expense for income taxes of $7.8 million, which is flat compared to the $7.8 million income tax expense we recognized during the year ended December 31, 2022. The effective combined United States federal and state income tax rates were 16.8% and 18.9% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We use them to assess our results of operations because it allows us, our investors and our lenders to compare our operating performance on a consistent basis across periods by removing the effects of varying levels of interest expense due to our capital structure, depreciation and amortization due to our asset base and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding trends and other factors affecting our business in addition to measures calculated under generally accepted accounting principles in the United States (“GAAP”).

We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense, including franchise taxes. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for an analysis of our results of operation and financial condition as reported in accordance with GAAP. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be considered alternatives to net income presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Year Ended
	December 31,
	2023	2022	Change

	(in thousands)

Net income	$38,775	$33,512	$5,263
Depreciation and amortization	36,185	30,433	5,752
Interest expense, net	3,307	489	2,818
Income taxes (1)	7,820	7,803	17
EBITDA	$86,087	$72,237	$13,850
Property tax contingency (2)	—	3,072	(3,072)
Stock-based compensation expense (3)	7,732	6,092	1,640
Loss on disposal of assets	386	3,754	(3,368)
Impairment on fixed assets (4)	1,423	—	1,423
Change in payables related to Tax Receivable Agreement (5)	—	(663)	663
Credit losses	810	(420)	1,230
Other (6)	255	(290)	545
Adjusted EBITDA	$96,693	$83,782	$12,911
(1)	Federal and state income taxes.
(2)	Property tax contingency represents a reserve related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal and we anticipate a ruling to be delivered sometime in the first half of 2024.
(3)	Represents stock-based compensation expense related to restricted stock and performance-based restricted stock units.
(4)	Impairment recorded on certain fixed assets classified as assets held for sale during the year ended December 31, 2023.
(5)	Reduction in liability due to state tax rate change.
(6)	Other includes gain on insurance claims and other settlements.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022: EBITDA and Adjusted EBITDA

EBITDA increased $13.9 million to $86.1 million for the year ended December 31, 2023 compared to $72.2 million for the year ended December 31, 2022. Adjusted EBITDA increased $12.9 million to $96.7 million for the year ended December 31, 2023 compared to $83.8 million for the year ended December 31, 2022. The increases in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under our credit agreements and proceeds from equity offerings. Our primary uses of capital have been to fund ongoing operations, capital expenditures to support organic growth, including our system development and related maintenance and system upgrades, repurchase shares of Class A common stock in the open market, and pay dividends. Although no assurance can be given, depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

As of December 31, 2023, cash and cash equivalents totaled $5.8 million. We have $30.0 million in borrowings outstanding under our Credit Agreement and have $41.3 million of available borrowing capacity. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for the next 12 months and beyond. See Note 8. “Senior Secured Credit Facility” under Item 8. “Financial Statements and Supplementary Data” for additional information regarding our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2023	2022	2023 vs. 2022

	(in thousands)
Net cash provided by operating activities	$89,924	$67,996	$21,928
Net cash used in investing activities	(62,003)	(79,539)	17,536
Net cash used in financing activities	(30,923)	(16,119)	(14,804)
Net change in cash	$(3,002)	$(27,662)	$24,660

Analysis of Cash Flow Changes for Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Operating Activities. Net cash provided by operating activities was $89.9 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $68.0 million for the year ended December 31, 2022. The increase of $21.9 million in operating cash flow was primarily attributable to increased profitability from operations.

Investing Activities. Net cash used in investing activities was $62.0 million for the year ended December 31, 2023, compared to $79.5 million for the year ended December 31, 2022. The decrease in investing activities of $17.5 million is primarily due to a reduction in capital expenditures as the build out of our new service lines was largely completed during 2023.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2023 was $30.9 milion. The Company repurchased shares of $26.4 million and distributed a total of $20.7 million to shareholders in the form of dividends. Net borrowings under the Credit Agreement for the year ended December 31, 2023 were $22.0 million. Net cash used in financing activities of $16.1 million for the year ended December 31, 2022 was primarily related to dividends of $19.6 million, partially offset by net borrowings under the credit agreement of $8.0 million.

Future sources and uses of cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of December 31, 2023, except for purchase commitments under supply agreements disclosed below.

In 2024, we expect to pay approximately $0.2 million in commitment fees on our Credit Agreement, calculated based on the unused portion of lender commitments as of December 31, 2023, at the applicable commitment fee rate of 0.375%. As of December 31, 2023, if our borrowings under the Credit Agreement remain at $30.0 million, we expect to pay approximately $2.5 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of December 31, 2023 of approximately 8.38%.

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

As of December 31, 2023, we had purchase obligations of approximately $3.5 million payable within the next twelve months. See Note 12. “Commitments and Contingencies” under Item 8. “Financial Statements and Supplementary Data” for information regarding scheduled contractual obligations.

Critical Accounting Estimates

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

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2023 and 2022 we recognized a combined United States federal and state expense for income taxes of $7.8 million. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2023 and 2022, we had $48.0 million and $55.4 million of deferred tax assets, respectively.

See Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” for additional information.

Tax Receivable Agreement

As described in Note 10. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data,” Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes or is deemed to realize in certain circumstances in periods after our initial public offering as a result of certain increases in tax basis, and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the initial public offering (“IPO”) or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — Accounting Standards Recently Issued But Not Yet Adopted” under Item 8. “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-lived assets and long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. Please see Part I, Item 1A. “Risk Factors” for more information regarding market risks.

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

Interest Rate Risk

We are subject to interest rate risk on a portion of our long-term debt under the Credit Agreement. At December 31, 2023, we had $30.0 million of debt outstanding, with a weighted average interest rate of 8.38%. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See Note 8. “Senior Secured Credit Facility” under Item 8. “Financial Statements and Supplementary Data” for further discussion. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $0.3 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2023, two customers accounted for 12% and 10% of our total accounts receivable. A concentration of counterparties operating in the oil and natural gas industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults, our gross profit and cash flows may be adversely affected. We mitigate the associated credit risk by performing credit evaluations, monitoring the payment patterns of our customers, and pursuing legal remedies, such as the filing of liens, when applicable.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Oilfield Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Oilfield Infrastructure, Inc. (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Estimation of Future Taxable Income

As discussed in Notes 2 and 10 to the Company’s consolidated financial statements, the Company recorded net deferred tax assets totaling $48 million as of December 31, 2023.  As of December 31, 2023, the Company used forecasted future taxable income to determine if it is more likely than not that deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. In assessing the realizability of deferred tax assets, the Company makes estimates and assumptions regarding projected future taxable income.

We identified the estimation of future taxable income as a critical audit matter. The principal consideration for our determination is the projection of future taxable income used in the determination of the recoverability of deferred tax assets require significant judgment.  Auditing these judgments involved especially challenging auditor effort due to the nature of audit evidence available and the extent of specialized skills or knowledge needed to address this matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the Company’s estimation of future taxable income by: (i) comparing future revenues and expenses to historical data (ii) assessing forecasts of future revenues and expenses against industry metrics as well as historical data, and (iii) evaluating the rate of continued growth.
●	Utilizing professionals with specialized knowledge and skill in auditing income taxes to assist in the evaluation of the Company’s conclusions with respect to the forecasts of future taxable income used in the determination of the realizability of the deferred tax assets, including the need for a valuation allowance.

Remediation of prior year material weakness in internal control over financial reporting impacting last mile service revenue

As disclosed in management’s report on internal control over financial reporting, the Company executed certain procedures to remediate prior year’s material weakness related to ineffective information technology general controls (“ITGCs”) in the areas of user access, application change management, operating system and logical access controls, and segregation of duties for a third-party information technology system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues. As a result, the remediation of this material weakness resulted in a critical audit matter that require us to modify the nature and timing of our procedures and increase the extent of our testing to be performed over the last mile services.

We identified remediation of prior year material weakness impacting the last mile service revenue as a critical audit matter. The principal consideration for determination that performing procedures relating to remediation of prior year material weakness is a critical audit matter was the significant audit effort required in performing our procedures and evaluating audit evidence obtained related to last mile services.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Engaging our IT professionals to test the implementation of the new system developed by the Company.
●	Confirming the existence of last mile services or alternative procedures in the event of no responses for our sample selections,
●	Increasing the number of sampling selections for last mile service revenue,
●	Testing the completeness and accuracy of system reports or other information generated by the Company’s impacted IT systems.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Houston, Texas

February 27, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Solaris Oilfield Infrastructure, Inc.

Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Solaris Oilfield Infrastructure, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

Houston, Texas

February 27, 2024

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$5,833	$8,835
Accounts receivable, net of allowances of $104 and $385, respectively	44,916	64,543
Accounts receivable - related party	2,378	4,925
Prepaid expenses and other current assets	4,342	5,151
Inventories	6,672	5,289
Assets held for sale	3,000	—
Total current assets	67,141	88,743
Property, plant and equipment, net	325,121	298,160
Non-current inventories	1,593	1,569
Non-current receivables, net of allowance of $862	1,663	—
Operating lease right-of-use assets	10,721	4,033
Goodwill	13,004	13,004
Intangible assets, net	702	1,429
Deferred tax assets, net	48,010	55,370
Other assets	342	268
Total assets	$468,297	$462,576
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,654	$25,934
Accrued liabilities	20,292	25,252
Current portion of payables related to Tax Receivable Agreement	—	1,092
Current portion of operating lease liabilities	1,385	917
Current portion of finance lease liabilities	2,462	1,924
Other current liabilities	408	790
Total current liabilities	37,201	55,909
Operating lease liabilities, net of current	11,541	6,212
Credit agreement	30,000	8,000
Finance lease liabilities, net of current	2,401	3,429
Payables related to Tax Receivable Agreement	71,530	71,530
Other long-term liabilities	44	367
Total liabilities	152,717	145,447
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized and 28,967 shares issued and outstanding as of December 31, 2023 and 31,641 shares issued and outstanding as of December 31, 2022	290	317
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	188,379	202,551
Retained earnings	17,314	12,847
Total stockholders' equity attributable to Solaris Oilfield Infrastructure, Inc.	205,983	215,715
Non-controlling interest	109,597	101,414
Total stockholders' equity	315,580	317,129
Total liabilities and stockholders' equity	$468,297	$462,576

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amount)

	For the Years
	Ended December 31,
	2023	2022	2021

Revenue	$269,474	$300,000	$145,723
Revenue - related parties	23,473	20,005	13,466
Total revenue	292,947	320,005	159,189

Operating costs and expenses:
Cost of services (exclusive of depreciation)	177,847	219,775	115,459
Depreciation and amortization	36,185	30,433	27,210
Property tax contingency	—	3,072	—
Selling, general and administrative	26,951	23,074	19,264
Impairment losses	1,423	—	—
Other operating (income) expenses, net	639	1,847	(2,357)
Total operating costs and expenses	243,045	278,201	159,576
Operating income (loss)	49,902	41,804	(387)
Interest expense, net	(3,307)	(489)	(247)
Total other income (expense)	(3,307)	(489)	(247)
Income (loss) before income tax expense	46,595	41,315	(634)
Provision for income taxes	(7,820)	(7,803)	(626)
Net income (loss)	38,775	33,512	(1,260)
Less: net (income) loss related to non-controlling interests	(14,439)	(12,354)	392
Net income (loss) attributable to Solaris Oilfield Infrastructure, Inc.	$24,336	$21,158	$(868)

Earnings (loss) per share of Class A common stock - basic	$0.78	$0.64	$(0.04)
Earnings (loss) per share of Class A common stock - diluted	$0.78	$0.64	$(0.04)

Basic weighted-average shares of Class A common stock outstanding	29,693	31,479	30,786
Diluted weighted-average shares of Class A common stock outstanding	29,693	31,479	30,786

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Class A		Class B		Additional	Retained	Non-	Total
	Common Stock		Common Stock		Paid-in	Earnings	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance at January 1, 2021	28,943	$290	15,685	$—	$180,415	$20,549	$114,225	$315,479
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	1,915	20	(1,915)	—	13,872	—	(13,892)	—
Deferred tax asset and payables related to parties pursuant to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	—	—	—	—	(1,721)	—	—	(1,721)
Stock option exercises	5	—	—	—	20	—	(7)	13
Stock-based compensation	—	—	—	—	3,787	—	1,722	5,509
Vesting of restricted stock	353	3	—	—	656	—	(659)	—
Cancelled shares withheld for taxes from RSU vesting	(70)	(1)	—	—	(194)	(349)	(242)	(786)
Unitholder Distributions	—	—	—	—	—	—	(5,798)	(5,798)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(13,407)	—	(13,407)
Solaris LLC distribution to unitholders for income tax withholding	—	—	—	—	77	—	(230)	(153)
Net loss	—	—	—	—	—	(868)	(392)	(1,260)
Balance at December 31, 2021	31,146	$312	13,770	$—	$196,912	$5,925	$94,727	$297,876
Exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock	96	1	(96)	—	683	—	(684)	—
Net effect of deferred tax asset and payables related to Tax Receivable Agreement from the exchange of Solaris LLC Units and shares of Class B common stock for shares of Class A common stock and the vesting of restricted stock	—	—	—	—	(70)	—	—	(70)
Stock option exercises	2	—	—	—	9	—	(3)	6
Stock-based compensation	—	—	—	—	4,512	—	1,966	6,478
Vesting of restricted stock	503	5	—	—	842	—	(847)	—
Cancelled shares withheld for taxes from RSU vesting	(106)	(1)	—	—	(337)	(432)	(336)	(1,106)
Unitholder Distributions	—	—	—	—	—	—	(5,763)	(5,763)
Dividends paid ($0.42 per share of Class A common stock)	—	—	—	—	—	(13,804)	—	(13,804)
Net income	—	—	—	—	—	21,158	12,354	33,512
Balance at December 31, 2022	31,641	$317	13,674	$—	$202,551	$12,847	$101,414	$317,129
Share and unit repurchases and retirements	(3,164)	(32)	—	—	(20,317)	(5,413)	(674)	(26,436)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	—	—	5,667	—	2,613	8,280
Vesting of restricted stock	642	6	—	—	1,128	—	(1,134)	—
Cancelled shares withheld for taxes from RSU vesting	(152)	(1)	—	—	(552)	(384)	(427)	(1,364)
Unitholder Distributions	—	—	—	—	—	—	(6,634)	(6,634)
Dividends paid ($0.45 per share of Class A common stock)	—	—	—	—	—	(14,072)	—	(14,072)
Net income	—	—	—	—	—	24,336	14,439	38,775
Balance at December 31, 2023	28,967	$290	13,674	$—	$188,379	$17,314	$109,597	$315,580

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2023	2022	2021

Cash flows from operating activities:
Net income (loss)	$38,775	$33,512	$(1,260)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,185	30,433	27,210
Impairment of fixed assets	1,423	—	—
Loss on disposal of asset	603	3,707	125
Stock-based compensation	7,741	6,092	5,210
Amortization of debt issuance costs	158	159	176
Allowance for credit losses	810	(420)	365
Deferred income tax expense	7,251	7,683	132
Change in payables related to parties pursuant to Tax Receivable Agreement	—	(663)	—
Other	(913)	(169)	(150)
Changes in assets and liabilities:
Accounts receivable	17,155	(34,611)	(12,157)
Accounts receivable - related party	2,547	(1,318)	(3,085)
Prepaid expenses and other assets	2,363	6,394	(6,726)
Inventories	(6,186)	(4,622)	(978)
Accounts payable	(10,630)	13,337	2,959
Accrued liabilities	(6,266)	5,410	4,652
Payments pursuant to Tax Receivable Agreement	(1,092)	—	—
Property tax contingency	—	3,072	—
Net cash provided by operating activities	89,924	67,996	16,473
Cash flows from investing activities:
Investment in property, plant and equipment	(64,388)	(81,411)	(19,638)
Cash received from insurance proceeds	122	1,463	34
Proceeds from disposal of assets	2,263	409	80
Net cash used in investing activities	(62,003)	(79,539)	(19,524)
Cash flows from financing activities:
Share and unit repurchases and retirements	(26,436)	—	—
Distribution to unitholders (includes distribution of $6.2 million at $0.45/unit, $5.8 million at $0.42/unit and $5.8 million at $0.42/unit, respectively)	(6,634)	(5,763)	(5,798)
Dividend paid to Class A common stock shareholders	(14,072)	(13,804)	(13,407)
Payments under finance leases	(2,502)	(1,610)	(30)
Payments under insurance premium financing	(1,794)	(1,484)	(657)
Proceeds from stock option exercises	—	6	13
Cancelled shares withheld for taxes from RSU vesting	(1,364)	(1,106)	(786)
Borrowings under the credit agreement	35,000	11,000	—
Repayment of credit agreement	(13,000)	(3,000)	—
Payments related to debt issuance costs	(121)	(358)	—
Distribution to Solaris LLC unitholder for income tax withholding	—	—	(153)
Net cash used in financing activities	(30,923)	(16,119)	(20,818)

Net decrease in cash and cash equivalents	(3,002)	(27,662)	(23,869)
Cash and cash equivalents at beginning of period	8,835	36,497	60,366
Cash and cash equivalents at end of period	$5,833	$8,835	$36,497

Non-cash activities
Operating:
Employee retention credit	$—	$—	$1,900
Investing:
Capitalized depreciation in property, plant and equipment	$432	$555	$582
Capitalized stock based compensation	539	386	299
Property and equipment additions incurred but not paid at period-end	1,284	3,173	206
Property, plant and equipment additions transferred from inventory	4,780	1,826	920
Additions to fixed assets through finance leases	2,012	6,863	—
Financing:
Insurance premium financing	$1,520	$1,931	$246
Cash paid for:
Interest	$2,958	$249	$132
Income taxes	478	370	325

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands)

1.        Organization and Background of Business

Description of Business

We design and manufacture specialized equipment, which combined with field technician support, last mile and mobilization logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. We service most active oil and natural gas basins in the United States.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists of trade receivables recorded at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (if any). The Company accounts for credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), Financial Instruments – Credit Losses. Accounts receivable are generally due within 60 days or less, or in accordance with terms agreed with customers. We do not accrue interest on delinquent receivables. Total unbilled revenue included in accounts receivable as of December 31, 2023 and 2022 was $13,523 and $16,864, respectively. As of December 31, 2021, the Company had accounts receivable of $29,513 and accounts receivable from related parties of $3,607.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, the Company applies a case-by-case review on individual trade receivables by customer when deemed appropriate. The related expense associated with the recognition of the allowance for credit losses was included in Other operating expense on our consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are reflected as a write-off applied against the allowance for credit losses and occur when the financial condition of our customers deteriorate and result in an impairment of their ability to make payments, including the impact of customer bankruptcies.

Inventories

Inventories consist of raw materials used in the manufacturing and maintenance of the Company’s systems, which are stated at the lower of weighted average cost or net realizable value. Net realizable value is determined, giving consideration to quality, excessive levels, obsolescence and other factors. Consideration is also given to usage levels of inventory in our manufacturing and maintenance processes, and inventory on hand for longer than 12 months that is not determined to be obsolete is classified as non-current on our balance sheet. Adjustments that reduce stated amounts will be recognized as impairments in the consolidated statements of operations. There were no impairments recorded for the years ended December 31, 2023 and 2022.

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

Definite-lived Intangible Assets

Identified intangible assets with determinable lives consist primarily of customer relationships and software acquired, as well as patents that were filed for our systems and other intellectual property. Amortization on these assets is calculated on the straight-line method over the estimated useful lives of the assets, which is five to fifteen years. The Company recorded amortization expense of $726, $774, and $779 for the years ended December 31, 2023, 2022 and 2021, respectively.

Identified intangible assets by major classification consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2023:
Customer relationships	$4,703	$(4,087)	$616
Software acquired in the acquisition of Railtronix	346	(301)	45
Patents and other	76	(35)	41
Total identifiable intangibles	$5,125	$(4,423)	$702

As of December 31, 2022:
Customer relationships	$4,703	$(3,416)	$1,287
Software acquired in the acquisition of Railtronix	346	(251)	95
Patents and other	114	(67)	47
Total identifiable intangibles	$5,163	$(3,734)	$1,429

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components, such as maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed in the period in which the obligations for those payments are incurred. The Company’s lease agreements do not include residual value guarantees. Additionally, our lease agreements do not impose restrictions on our ability to pay dividends or incur financing obligations.

The Company subleases an office building to a third party that is classified as an operating lease. Sublease income for lease payments is recognized on a straight-line basis over the lease term in other operating income. The lease agreement contains non-lease components that are recognized in other operating income in the period in which the obligations for those payments are incurred.

Operating Leases

The Company leases land and buildings under operating leases which expire at various dates through February 2047. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities, net of current in the Company’s consolidated balance sheets.

Finance Leases

The Company leases property, vehicles and computer equipment under agreements classified as finance leases. Finance leases are included in property and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current in the Company’s consolidated balance sheets.

Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. As of December 31, 2023 and 2022, the Company reported $13,004 of goodwill related to the purchase of the silo manufacturing business from Loadcraft Industries Ltd. The Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Factors such as unexpected adverse economic conditions, competition and market changes may require more frequent assessments.

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

The Company did not recognize goodwill impairments during the years ended December 31, 2023, 2022 and 2021.

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

During the third quarter of 2023, certain systems and related equipment met the held for sale criteria upon entering into a non-binding sale agreement with a third party. These assets were recorded to assets held for sale at a total fair value of $3,000 in the consolidated balance sheet. The Company determined the fair value based on the sale price included in the non-binding sale agreement, which is a Level 3 input. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment of $1,423 in the consolidated statement of operations.

There were no impairments for the years ended December 31, 2022 and 2021.

Revenue Recognition

We design and manufacture specialized equipment, which combined with field technician support, last mile and mobilization logistics services and our software solutions, enables us to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. The majority of our revenue is currently derived from providing services related to our mobile proppant and fluid management systems (“Systems”) and our last mile logistics management services.

The Company recognizes revenue in accordance with ASC Topic 606, Revenues from Contracts with Customers (“ASC Topic 606”). Under ASC Topic 606, revenue recognition is based on the transfer of control, or the customer’s ability to benefit from our services and products, in an amount that reflects the consideration expected to be received in exchange for those services and products. We assess our customers’ ability and intention to pay, which is based on a variety of factors, including historical payment experience and financial condition, and we typically charge our customers on a weekly or monthly basis. Contracts with customers are normally on thirty- to sixty-day payment terms.

Our contracts may contain bundled pricing covering multiple performance obligations, such as contracts containing a combination of systems, mobilization services and / or sand transportation coordination services. In these instances, we allocate the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.

Variable consideration typically may relate to discounts, price concessions and incentives. The Company estimates variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

Wellsite Services

Wellsite Services consist of our Systems, mobilization and last mile logistics services, each of which is considered a performance obligation. Combined, these services provide our customers with an integrated solution that efficiently unloads, stores and delivers proppant, water and / or chemicals at oil and natural gas well sites.

System service revenues are primarily recognized over time based on the passage of time and are billed at fixed daily rates times the number of service days utilized in a calendar month (i.e. revenue days). Customers may be eligible for discounted rates based on the number of revenue days in a calendar month or the total number of systems deployed with a customer. Alternatively, Systems may be bundled with our last mile logistics services with revenue recognized over time using tons of proppant delivered to the wellsite as an output method to measure satisfaction of our performance obligation.

Mobilization logistics service revenues involve charging our customers to move our equipment to and from their wellsite(s) along with rig-up and rig-down of the equipment, as applicable. We charge our customers either a fixed or cost-plus rate per mobilization. We recognize revenue at the point in time that the equipment has reached its intended destination and has been rigged-up or at the point in time that the equipment has been rigged-down and moved off the customer's wellsite.

Last mile logistics services involve the transportation of proppant for our customers and is recognized over time based on the output method as proppant is transported from a sand mine or transloading facility to our customer's wellsite, which is considered to be our performance obligation. We charge our customers a fixed rate per ton of proppant transported.

Other

Revenues from inventory software services consist primarily of the fees charged to customers for the use of our Railtronix ® inventory management software, which is considered to be our performance obligation. Revenues are recognized over time based on a throughput fee to monitor proppant that is loaded into a railcar, stored at a transload facility or loaded into a truck.

Revenues from transloading services consist primarily of the fees charged to customers for transloading and storage of proppant or railcars at our transloading facility, which is considered to be our performance obligation. Revenues are typically recognized over time based on fixed railcar storage fees or a throughput fee per ton for proppant delivered to and transloaded at the facility.

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

Wellsite services	$292,302	$318,977	$158,052
Other	645	1,028	1,137
Total revenue	$292,947	$320,005	$159,189

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

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, notes payable, accounts payable, and insurance premium financing, approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments other than allowance for credit losses described in Accounts Receivable and Allowance for Credit Losses.

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

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature. The carrying amounts of the Company’s borrowings under the Credit Agreement approximate fair value based on their nature, terms, and variable interest rates.

Nonrecurring measurements

Certain assets are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. As of December 31, 2023, these assets include certain systems and related equipment that met the held for sale criteria upon entering into a non-binding sale agreement with a third party. These assets were recorded to assets held for sale at a total fair value of $3,000 in the consolidated balance sheet. The Company determined the fair value based on the sale price included in the non-binding sale agreement, which is a Level 3 input. As the carrying value of the fixed assets classified as held for sale exceeded their fair value less estimated costs to sell, we recorded an impairment of $1,423 in the consolidated statement of operations.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the year ended December 31, 2023, we recognized a combined United States federal and state expense for income taxes of $7,820. For the years ended December 31, 2022 and 2021, we recognized income tax expense of $7,803 and $626, respectively.

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

On June 27, 2023, the Tax Receivable Agreement was amended to replace the references to one year LIBOR with references to the 12-month term Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited plus 71.513 basis points, which is the benchmark replacement rate and additional margin that, under the Adjustable Interest Rate (LIBOR) Act of 2021, would have otherwise been inserted in place of references to LIBOR in the Tax Receivable Agreement following June 30, 2023.

As of December 31, 2023 and 2022, Solaris Inc. recorded a payable related to the Tax Receivable Agreement of $71,530 and $72,622, respectively, $0 and $1,092 of which has been recorded as a current liability. If the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $69,861 (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points, applied against an undiscounted liability of $88,564, based upon the last reported closing sale price of our Class A common stock on December 31, 2023).

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2023 and 2022, no liabilities were recorded with respect to any environmental matters as no environmental costs were deemed probable.

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

Accounting Standards Recently Issued But Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires dissagregation of information included in a reporting entity’s income tax disclosures through effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

3. Allowance for Credit Losses

The following activity related to our allowance for credit losses on customer receivables for the year ended December 31, 2023 and 2022 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2021	$746
Credit losses	330
Adjustments	(691)
Balance, December 31, 2022	$385
Credit losses	2,221
Adjustments	(1,411)
Less write-offs	(229)
Balance, December 31, 2023	$966

4.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Prepaid purchase orders	$—	$25
Prepaid insurance	1,166	964
Deposits	123	122
Employee retention credit	958	1,900
Other assets	2,095	2,140
Prepaid expenses and other current assets	$4,342	$5,151

5.        Property, Plant and Equipment

Property, plant and equipment was comprised of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Systems and related equipment	$434,386	$369,352
Systems in process	21,130	30,110
Vehicles	13,527	13,211
Machinery and equipment	5,762	5,414
Buildings	4,877	4,595
Computer hardware and software	3,866	1,670
Land	612	612
Furniture and fixtures	1,342	357
Property, plant and equipment, gross	485,502	425,321
Less: accumulated depreciation	(160,381)	(127,161)
Property, plant and equipment, net	$325,121	$298,160

The Company recorded depreciation expense of $35,459, $29,659, and $26,431 for the years ended December 31, 2023, 2022 and 2021, respectively.

6.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2023 and 2022:

	2023	2022
Property, plant and equipment	$761	$—
Employee related expenses	7,580	6,913
Selling, general and administrative	1,337	876
Cost of revenue	3,421	11,598
Excise, franchise and sales taxes	1,525	1,317
Ad valorem taxes (1)	5,626	4,448
Interest payable	42	71
Other	—	29
Accrued liabilities	$20,292	$25,252

(1) Ad valorem taxes as of December 31, 2023 and December 31, 2022, includes a property tax contingency related to an unfavorable Texas District Court ruling related to prior period property taxes. The ruling is currently under appeal. Refer to Note 12. “Commitments and Contigencies” for additional information.

7.        Leases

The Company leases offices and storage from third-parties for our corporate and field locations under operating leases, which include commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of the office space. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized. We also sublease this office space to a third party that is classified as an operating lease. Upon completion of the primary term, both parties have substantive rights to terminate the leases. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

As of December 31, 2023 and 2022, the Company had property, plant and equipment under finance leases with a cost of $9,189 and $7,157, respectively, and accumulated depreciation of $3,364 and $917, respectively.

The components of lease expense were as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Operating lease cost (1)	$2,471	$1,254	$1,187
Finance lease cost:
Amortization of ROU assets	2,452	775	26
Interest on lease liabilities	327	115	4
Sublease income	(50)	—	—
Total lease cost	$5,200	$2,144	$1,217
(1)	Includes short term leases.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$2,267	2,673
2025	2,096	1,998
2026	1,949	498
2027	1,848	—
2028	1,663	—
Thereafter	9,514	—
Total future minimum lease payments	19,337	5,169
Less: effects of discounting	(6,411)	(306)
Total lease liabilities	$12,926	$4,863

Future minimum lease payments due to us under the sublease as of December 31, 2023 were as follows:

Year Ending December 31,	Sublease Income
2024	$203
2025	230
2026	351
2027	358
2028	303
Total minimum future rental income	$1,445

Supplemental cash flow information related to leases were as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,474	$1,219	$1,138
Financing cash flows from finance leases	2,502	1,610	30

Other information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	10.8 years	11.9 years
Finance leases	2.5 years	2.9 years
Weighted Average Discount Rate
Operating leases	7.1%	6.3%
Finance leases	5.7%	5.7%

8.        Senior Secured Credit Facility

On April 28, 2023, Solaris LLC executed Amendment No. 2 to the Amended and Restated Credit Agreement, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2023 Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on April 26, 2019, by and among Solaris LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and contained an initial $50,000 borrowing facility. The 2023 Amendment introduced an additional $25,000 facility (the “Additional Facility”) to increase available borrowings under the Credit Agreement from $50,000 to $75,000 (the “Loan”) while preserving the original accordion feature, to provide for a maximum of $100,000 of total available capacity under the Credit Agreement. As more fully described in the 2023 Amendment, certain covenant requirements were also modified. The 2023 Amendment contains a reducing revolver feature whereby the Additional Facility will reduce 15% beginning in the first quarter of 2024 through the fourth quarter of 2024 and 20% thereafter with the balance due at maturity. The Credit Agreement continues to have a maturity date of April 26, 2025.

As of December 31, 2023, we had $30,000 borrowings outstanding under the Credit Agreement and have the ability to draw up to an additional $41,250. As of December 31, 2022, we had $8,000 borrowings under the Credit Agreement.

Our obligations under the Loan are generally secured by a pledge of substantially all the assets of Solaris LLC and its subsidiaries, and such obligations are guaranteed by Solaris LLC’s domestic subsidiaries other than Immaterial Subsidiaries (as defined in the Credit Agreement). We are obligated to repay the $30,000 borrowings by April 26, 2025. We have the option to prepay the loans at any time without penalty.

Borrowings under the Credit Agreement bear interest at either SOFR or an alternate base rate plus an applicable margin, and interest is payable quarterly for alternate base rate loans or the last business day of the interest period applicable to SOFR loans. The applicable margin ranges from 2.75% to 3.75% for SOFR loans and 1.75% to 2.75% for alternate base rate loans, in each case depending on our total leverage ratio and loan tranche. The Credit Agreement requires that we pay a quarterly commitment fee on undrawn amounts of the Loan, ranging from 0.375% to 0.5% depending upon the total leverage ratio. The weighted average interest rate on the borrowings outstanding as of December 31, 2023 was approximately 8.38%.

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

As of December 31, 2023 we were in compliance with all covenants in accordance with the Credit Agreement.

9.        Equity

Dividends

Solaris LLC paid distributions totaling $20,706 and $19,567 to all Solaris LLC unitholders in the years ended December 31, 2023 and 2022, respectively, of which $14,072 and $13,804 was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock totaling $14,072 and $13,804 in the years ended December 31, 2023 and 2022, including $684 and $563 related to shares of restricted stock, respectively.

Share Repurchase Program

On March 1, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50,000 of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the year ended December 31, 2023, Solaris Inc. purchased and retired 3,163,778 shares of the Company’s Class A common stock at an aggregate cost of $26,467, or $8.37 per share, under the share repurchase program. As of December 31, 2023, $23,533 remains available for future repurchases authorized under the share repurchase plan.

The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, this excise tax applied to our share repurchase program in 2023 and will apply in subsequent taxable years. The Biden administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Company has accrued stock repurchase excise tax of $265 for the year ended December 31, 2023.

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

Subject to adjustment in accordance with the terms of the LTIP, 5,118,080 shares of Solaris Inc.’s Class A common were originally reserved for issuance pursuant to awards under the LTIP. The First Amendment to the LTIP (the “First Amendment”), which was approved by the Company’s stockholders and became effective as of May 17, 2023, reserved for an additional 4,700,000 shares of Solaris Inc.’s Class A common stock for issuance pursuant to awards under the LTIP. As of December 31, 2023, 5,328,470 shares of Solaris Inc.’s Class A common stock remained available for issuance pursuant to awards under the LTIP out of the total of 9,818,080 shares authorized under the LTIP (after giving effect to the First Amendment). Class A common stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is to be administered by the Company’s Board of Directors (the “Board”), the Compensation Committee of the Board or an alternative committee appointed by the Board.

Stock Options. A total of 591,261 options to purchase Class A common stock of the Company have been issued to employees, directors and consultants under the LTIP at an exercise price of $2.87 per option, and a weighted average grant date fair value of $12.04 per option. All options were vested by November 13, 2017. There were no options exercised during the year ended December 31, 2023 and during the years ended December 31, 2022 and 2021, 2,000 and 4,600 options were exercised, respectively, in exchange for an equal number of shares of Class A common stock. As of December 31, 2023, 551,306 options have been exercised, 33,350 forfeited and 6,605 remain outstanding.

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

Compensation cost, as measured at the grant date fair value of the award, is recognized as an expense over the employee's requisite service period for service-based awards (generally the vesting period of the award of four years). For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize stock-based compensation expense on options.

The following is a summary of the option activity under the LTIP for the years ended December 31, 2023, 2022 and 2021:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Balance, January 1, 2021	13,205	$2.87	4.92	$70
Exercised	(4,600)	2.87		—
Balance, December 31, 2021	8,605	$2.87	3.92	$30
Exercised	(2,000)	2.87		—
Balance, December 31, 2022	6,605	$2.87	2.92	$47
Balance, December 31, 2023	6,605	$2.87	1.92	$34
Exercisable, December 31, 2023	6,605	$2.87	1.92	$34

As of December 31, 2023, the Company had no unvested options outstanding.

Restricted Stock. The Company accounts for its stock-based compensation including grants of restricted stock in the consolidated statements of operations based on their estimated fair values on the date of grant. The following table further summarizes activity related to restricted stock for the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Awards

		Weighted Average
		Grant Date Fair
	Number of Shares	Value ($)
Unvested at January 1, 2021	703,115	$12.33
Awarded	522,794	10.98
Vested	(353,307)	12.17
Forfeited	(25,287)	10.46
Unvested at December 31, 2021	847,315	$11.62
Awarded	992,960	9.87
Vested	(502,652)	11.58
Forfeited	(41,895)	10.57
Unvested at December 31, 2022	1,295,728	$10.33
Awarded	944,408	9.34
Vested	(641,758)	9.87
Forfeited	(117,267)	9.98
Unvested at December 31, 2023	1,481,111	$9.93

As of December 31, 2023, total unrecognized compensation cost related to non-vested restricted stock was $8,742 which is expected to be recognized over a weighted-average period of 0.88 years. 724,445 shares, 512,946 shares and 243,720 shares of restricted stock vest in 2024, 2025 and 2026, respectively. The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $6,334, $5,821, and $4,300, respectively.

PSU’s. The following table summarizes activity related to PSUs for the year ended December 31, 2023:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value ($)
Outstanding at January 1, 2023	—	$—
Granted	176,898	11.92
Forfeited	(4,686)	11.92
Outstanding at December 31, 2023	172,212	$11.92

Of the 172,212 performance-based restricted stock units (“PSUs”) that remained outstanding as of December 31, 2023, such PSUs had a weighted average grant date fair value of $11.92 per share. The performance criteria for the PSUs are split as follows:

●Relative PSUs: 50% of the PSUs are based on total shareholder return relative to the total shareholder return of a predetermined group of peer companies. This relative total shareholder return is calculated at the end of the performance periods stipulated in the PSU agreement.

●Absolute PSUs: 50% of the PSUs have a performance criteria of absolute total shareholder return calculated at the end of the performance period stipulated in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately one to three years after the grant date depending on the stipulated performance period. The PSUs can be paid out in either Class A common stock or cash, at our election. Dividends accrue on PSUs and are paid upon vesting. As of December 31, 2023, $1,252 of compensation cost related to unvested PSUs remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December,
Basic net income (loss) per share:	2023	2022	2021
Numerator
Net income (loss) attributable to Solaris Oilfield Infrastructure Inc.	$24,336	$21,158	$(868)
Less income attributable to participating securities (1)	(1,169)	(847)	(365)
Net income (loss) attributable to common stockholders	$23,167	$20,311	$(1,233)

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic net income per share	29,693	31,479	30,786
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	29,693	31,479	30,786

Earnings (loss) per share of Class A common stock - basic	$0.78	$0.64	$(0.04)
Earnings (loss) per share of Class A common stock - diluted	$0.78	$0.64	$(0.04)
(1)	The Company's restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2023	2022	2021
Class B common stock	13,672	13,717	14,035
Restricted stock awards	1,478	583	282
Performance-based restricted stock awards	118	—	—
Stock options	7	7	8
Total	15,275	14,307	14,325

10.      Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	569	120	494
	569	120	494
Deferred:
Federal	6,424	6,167	(20)
State	827	1,516	152
	7,251	7,683	132
Income tax expense	$7,820	$7,803	$626

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before taxes as follows:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$46,595	$41,315	$(634)
Less: net income (loss) before income taxes attributable to noncontrolling interest	14,439	12,354	(392)
Income (loss) attributable to Solaris Oilfield Infrastructure, Inc. stockholders before income taxes	32,156	28,961	(242)
Income tax expense (benefit) at the federal statutory rate	6,753	6,082	(70)
State income taxes, net of federal benefit	962	485	465
Remeasurement of deferred taxes	(35)	828	139
Other	140	408	92
Income tax expense	$7,820	$7,803	$626

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Investments in subsidiaries	$—	$2,050
Imputed interest	2,464	2,663
Net operating loss carryforward	49,095	50,657
Other	66	—
Total deferred tax assets	51,625	55,370
Deferred Tax Liabilities:
Investments in subsidiaries	(3,615)	—
Total deferred tax liabilities	(3,615)	—
Net deferred tax asset	$48,010	$55,370

As of December 31, 2023, the Company had approximately $225,954 of federal net operating loss carryovers and $49,399 of state net operating loss carryovers. $169,925 of such federal net operating loss carryovers have no expiration date and the remaining federal net operating loss carryovers expire in 2037. $26,106 of such state net operating loss carryovers will expire in varying amounts between the period of 2037 to 2042. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2019, are closed, except to the extent of any federal net operating loss carryovers. States often follow the federal statue of limitation, but some state jurisdictions may vary.

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

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $3,117 of employee retention credits in other income on its consolidated income statements. As of December 31, 2023, $2,159 of the credits have been received and $958 is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees’ continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. The Company accounted for the employee retention credit as a government grant in accordance with ASU Topic 832, Disclosures by Business Entities about Government Assistance.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2023 and 2022, the Company’s uncertain tax benefits totaling $802 and $807, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2023, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2023, the Company has not accrued any penalties or interest. Our uncertain tax benefits originated in tax year 2018 and relates to the treatment of certain costs incurred in connection with the IPO and November Offering. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance, January 1,	$807	$816	$816
Additions for the current year tax	—	—	—
Additions related to prior years	—	—	—
State rate change	(5)	(9)	—
Balance, December 31,	$802	$807	$816

Payables Related to the Tax Receivable Agreement

As of December 31, 2023, our liability under the Tax Receivable Agreement was $71,530, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

11.        Concentrations

For the year ended December 31, 2023, two customers accounted for 12% and 12% of the Company’s revenue. For the year ended December 31, 2022, one customer accounted for 22% of the Company’s revenue. For the year ended December 31, 2021, one customer accounted for 26% of the Company’s revenue. As of December 31, 2023, two customers accounted for 12% and 10% of the Company’s accounts receivable. As of December 31, 2022, one customer accounted for 22% of the Company’s accounts receivable.

For the years ended December 31, 2023, 2022 and 2021, no supplier accounted for more than 10% of the Company’s total purchases. As of December 31, 2023, two suppliers accounted for 17% and 12% of the Company’s accounts payable. As of December 31, 2022, one supplier accounted for 13% of the Company’s accounts payable.

12.        Commitments and Contingencies

State and Local Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. We anticipate that a final ruling from the Eastland Court of Appeals will be delivered sometime in the first half of 2024. In connection therewith, we have recognized $3,072 in accrued liabilities as of December 31, 2023. No additional contingencies were recognized during the year ended December 31, 2023. If this litigation is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our consolidated results of operations or cash flows.

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

Purchase Obligations

In the normal course of business, the Company enters into purchase obligations for products and services, primarily related to equipment or parts for manufacturing equipment. As of December 31, 2023, we had purchase obligations of approximately $3,468 payable within the next twelve months.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $2,840 as of December 31, 2023. Refer to Note 13. “Related Party Transactions” for additional information regarding related party transactions recognized and Note 7. “Leases” for operating lease discussion.

13.        Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions with entities owned or partially owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services, personnel, consulting and administrative costs. For the years ended December 31, 2023, 2022 and 2021, Solaris LLC paid $1,209, $941 and $823, respectively, for these services, included in selling, general and administrative costs in the consolidated statement of operations. As of December 31, 2023 and 2022, the Company included $136 and $100, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2023 and 2022, the Company included $18 and $72, respectively, of accruals to related parties in accrued liabilities on the consolidated balance sheet.

These costs are primarily incurred in connection with the administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company partially owned by William A. Zartler.

As of December 31, 2023, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing an 11.0% ownership of the Company’s Class A common stock and 7.5% total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC (“ProFrac”) and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”). For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $23,473, $20,005 and $13,466, respectively. Accounts receivable related to THRC Affiliates as of December 31, 2023 and 2022 was $2,378 and $4,925, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized cost of services provided by THRC Affiliates of $2,072, $3,718 and $3,649, respectively. There was $0 and $302, respectively, in accounts payable related to THRC Affiliates as of December 31, 2023 and 2022.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4,000 in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of December 31, 2023 and 2022, there was no accounts payable to THRC Affiliates related to these services.

On January 31, 2023, the Company made payments totaling $1,092 under the Tax Receivable Agreement. Solaris LLC made a cash distribution to Solaris Inc. of $1,092 to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $433.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, as well as the remediation of our previously identified material weakness, as further described below, as of December 31, 2023, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Previously Reported Material Weakness

In response to the previously reported material weakness relating to information technology general controls (ITGCs), management, with oversight of the Audit Committee of the Board of Directors, has completed its design and implementation of what we believe are effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our executed internal control remediation efforts included:

●	developed and implemented an internal use application to replace the third-party IT system that supports the Company’s financial reporting process for its last mile logistics services, which includes the costs of providing that service and the associated pass through revenues;
●	enhanced risk assessment procedures and controls related to information systems used by the Company; and
●	implemented an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting process.

During the quarter ended December 31, 2023, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that as a result of the measures described above, the material weakness has been effectively remediated as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above as a result of remediation of the previously reported material weakness, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Trading Plans

None of our directors of executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024 (the “Annual Meeting”) and is incorporated herein by reference.

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

Item 14.       Principal Accounting Fees and Services

Our independent registered public accounting firm is BDO USA, P.C., Houston, Texas, Auditor Firm ID: PCAOB ID 243.

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
10.21†

Form of Solaris Oilfield Infrastructure, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 7, 2023).

10.22†

Form of Performance-Based Restricted Stock Unit (PSU) Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on May 4, 2023).

10.23#

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Solaris Oilfield Infrastructure, LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on May 4, 2023).

10.24

Amendment No. 1 to Tax Receivable Agreement, dated as of June 27, 2023, by and among Solaris Oilfield Infrastructure, Inc., the TRA Holders and the Agents included therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on July 27, 2023).

10.25†

First Amendment to the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 22, 2023).

10.26	Indemnification Agreement (Christopher P. Wirtz) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on June 1, 2023).
21.1

List of Subsidiaries of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 001-038090) filed with the Commission on February 27, 2019).

23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Solaris Oilfield Infrastructure, Inc. Clawback Policy, dated November 15, 2023.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

†	Management contract or compensatory plan or arrangement.
#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be supplementally furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

Signature	Title

/s/ William A. Zartler	Chairman and Chief Executive Officer (Principal Executive Officer)
William A. Zartler

/s/ Kyle S. Ramachandran	President and Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Christopher P. Wirtz	Chief Accounting Officer (Principal Accounting Officer)
Christopher P. Wirtz

/s/ James R. Burke	Director
James R. Burke

/s/ Cynthia M. Durrett	Director
Cynthia M. Durrett

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.

/s/ Laurie H. Argo	Director
Laure H. Argo