Form 10-Q
period 2024-03-31
Solaris Oilfield Infrastructure, Inc.
filed 2024-04-26
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Not applicable

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

As of April 15, 2024, the registrant had 30,350,534 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;

●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,424	$5,833
Accounts receivable, net of allowances for credit losses of $404 and $104, respectively	46,411	44,916
Accounts receivable - related party	2,721	2,378
Prepaid expenses and other current assets	3,405	4,342
Inventories	6,924	6,672
Assets held for sale	—	3,000
Total current assets	62,885	67,141
Property, plant and equipment, net	320,885	325,121
Non-current inventories	1,566	1,593
Non-current receivables, net of allowances of $862 and $862, respectively	1,663	1,663
Operating lease right-of-use assets	10,394	10,721
Goodwill	13,004	13,004
Intangible assets, net	521	702
Deferred tax assets	45,861	48,010
Other assets	291	342
Total assets	$457,070	$468,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,266	$12,654
Accrued liabilities	16,489	20,292
Current portion of payables related to Tax Receivable Agreement	2,684	—
Current portion of operating lease liabilities	1,381	1,385
Current portion of finance lease liabilities	2,495	2,462
Other current liabilities	—	408
Total current liabilities	35,315	37,201
Operating lease liabilities, net of current	11,251	11,541
Credit agreement	30,000	30,000
Finance lease liabilities, net of current	1,766	2,401
Payables related to Tax Receivable Agreement	68,846	71,530
Other long-term liabilities	44	44
Total liabilities	147,222	152,717
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 28,330 shares and 28,967 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	283	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	182,723	188,379
Retained earnings	17,125	17,314
Total stockholders' equity attributable to Solaris Oilfield Infrastructure, Inc.	200,131	205,983
Non-controlling interest	109,717	109,597
Total stockholders' equity	309,848	315,580
Total liabilities and stockholders' equity	$457,070	$468,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$64,635	$77,828
Revenue - related parties	3,255	4,894
Total revenue	67,890	82,722

Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization)	39,887	53,223
Depreciation and amortization	9,934	8,417
Selling, general and administrative	7,990	6,538
Other operating (income) expense, net	123	(338)
Total operating costs and expenses	57,934	67,840
Operating income	9,956	14,882
Interest expense, net	(799)	(459)
Income before income tax expense	9,157	14,423
Provision for income taxes	(1,857)	(2,486)
Net income	7,300	11,937
Less: net income related to non-controlling interests	(2,983)	(4,368)
Net income attributable to Solaris Oilfield Infrastructure, Inc.	4,317	7,569
Less: income attributable to participating securities	(277)	(350)
Net income attributable to common shareholders	$4,040	$7,219

Earnings per share of Class A common stock – basic	$0.14	$0.23
Earnings per share of Class A common stock – diluted	$0.14	$0.23

Basic weighted-average shares of Class A common stock outstanding	28,587	31,214
Diluted weighted-average shares of Class A common stock outstanding	28,587	31,214

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2023	28,967	$290	13,674	$—	$188,379	$17,314	$109,597	$315,580
Share repurchases and retirements	(1,108)	(11)	—	—	(7,031)	(858)	(233)	(8,133)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Stock-based compensation	—	—	—	—	1,581	—	770	2,351
Vesting of restricted stock	653	6	—	—	1,731	—	(1,737)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(182)	(2)	—	—	(1,515)	—	(22)	(1,539)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,648)	—	(3,648)
Net income	—	—	—	—	—	4,317	2,983	7,300
Balance at March 31, 2024	28,330	$283	13,674	$—	$182,723	$17,125	$109,717	$309,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2022	31,641	317	13,674	—	202,551	12,847	101,414	317,129
Share repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	(572)	(14,427)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	594	—	—	594
Stock-based compensation	—	—	—	—	1,494	—	660	2,154
Vesting of restricted stock	547	5	—	—	903	—	(908)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(148)	(1)	—	—	(536)	(384)	(415)	(1,336)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	(3,656)
Net income	—	—	—	—	—	7,569	4,368	11,937
Balance at March 31, 2023	30,399	$304	13,674	$—	$194,463	$13,081	$102,562	$310,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$7,300	$11,937
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,934	8,417
(Gain) loss on disposal of assets	12	(22)
Stock-based compensation	2,217	1,980
Amortization of debt issuance costs	43	31
Allowance for credit losses	300	—
Inventory write-off	223	—
Deferred income tax expense	1,727	2,329
Other	31	10
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	(3,581)
Accounts receivable - related party	(343)	1,086
Prepaid expenses and other current assets	951	905
Inventories	(448)	(4,071)
Accounts payable	(131)	2,042
Accrued liabilities	(3,146)	(3,122)
Payments pursuant to tax receivable agreement	—	(1,092)
Net cash provided by operating activities	16,875	16,849
Cash flows from investing activities:
Investment in property, plant and equipment	(3,358)	(18,949)
Proceeds from disposal of property, plant and equipment	10	123
Net cash used in investing activities	(3,348)	(18,826)
Cash flows from financing activities:
Share repurchases and retirements	(8,092)	(14,427)
Distributions to non-controlling interest unitholders	(1,641)	(1,985)
Dividends paid to Class A common stock shareholders	(3,648)	(3,656)
Payments under finance leases	(602)	(738)
Payments under insurance premium financing	(414)	(541)
Cancelled shares withheld for taxes from vesting of restricted stock	(1,539)	(1,336)
Borrowings under the credit agreement	4,000	18,000
Repayment of credit agreement	(4,000)	—
Net cash used in financing activities	(15,936)	(4,683)

Net decrease in cash and cash equivalents	(2,409)	(6,660)
Cash and cash equivalents at beginning of period	5,833	8,835
Cash and cash equivalents at end of period	$3,424	$2,175

Non-cash activities
Investing:
Capitalized depreciation in property, plant and equipment	$120	$129
Capitalized stock-based compensation	134	174
Property and equipment additions incurred but not paid at period-end	331	5,015
Reclassification of assets held for sale to property, plant and equipment	3,000	—
Additions to fixed assets through finance leases	—	933
Cash paid for:
Interest	$758	$335
Income taxes	76	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 and notes thereto.

All material intercompany transactions and balances have been eliminated upon consolidation.

Allowance for Credit Losses

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, the Company applies a case-by-case review on individual trade receivables when deemed appropriate. The related expense associated with the recognition of the allowance for credit losses was included in Other operating expense on our condensed consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are reflected as a write-off applied against the allowance for credit losses and occur when the financial condition of our customers deteriorate and result in an impairment on their ability to make payments, including the impact of customer bankruptcies.

The following activity related to our allowance for credit losses on customer receivables for the quarter ended March 31, 2024 reflects the estimated impact of the current economic environment on our receivable balance:

Balance, December 31, 2023	$1.0
Provision for credit losses, net of recoveries	0.3
Write-offs	—
Balance, March 31, 2024	$1.3

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Wellsite services	$67.7	$82.5
Transloading and Other	0.2	0.2
Total revenue	$67.9	$82.7

Fair Value Measurements

The Company’s financial assets and liabilities, as well as other recurring and nonrecurring fair value measurements such as goodwill impairment and long lived assets impairment, are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

●	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of assets or liabilities; and

●	Level 3 – Unobservable inputs that reflect the Company’s assumptions that the market participants would use in pricing assets or liabilities based on the best information available.

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

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2024	2023
Systems and related equipment	$440.5	$434.4
Systems in process	20.6	21.1
Vehicles	13.5	13.5
Machinery and equipment	5.8	5.8
Buildings	4.9	4.9
Computer hardware and software	3.9	3.9
Land	0.6	0.6
Furniture and fixtures	1.3	1.3
Property, plant and equipment, gross	$491.1	$485.5
Less: accumulated depreciation	(170.2)	(160.4)
Property, plant and equipment, net	$320.9	$325.1

During the three months ended March 31, 2024 and 2023, we recorded depreciation expense of $9.8 million and $8.2 million, respectively.

As of March 31, 2024, we have reclassified certain systems and related equipment amounting to $3.0 million that were previously classified as assets held for sale back to property, plant and equipment due to a change in plan of sale.

4

4.    Accrued Liabilities

Accrued liabilities were comprised of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Property, plant and equipment	$0.1	$0.8
Employee related expenses	3.6	7.6
Selling, general and administrative	0.9	1.3
Cost of services	4.7	3.5
Excise, franchise and sales taxes	1.6	1.5
Ad valorem taxes	5.6	5.6
Accrued liabilities	$16.5	$20.3

5.    Senior Secured Credit Facility

We had $30.0 million borrowings outstanding under our senior secured credit facility as of March 31, 2024 and December 31, 2023, presented as “Credit agreement” in our condensed consolidated balance sheets.

As of March 31, 2024, we were in compliance with all covenants under our senior secured credit facility and have the ability to draw up to an additional $37.5 million.

6.    Equity

Dividends

Solaris LLC paid dividend distributions totaling $5.3 million and $5.2 million to all Solaris LLC unitholders in the three months ended March 31, 2024 and 2023, respectively, of which $3.6 million and $3.7 million was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 1, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the three months ended March 31, 2024, Solaris Inc. purchased and retired 1,108,349 shares of the Company’s Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of March 31, 2024, we had purchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining available for future repurchases authorized under the share repurchase plan. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Basic earnings per share:	2024	2023

Numerator (in millions)
Net income attributable to Solaris Oilfield Infrastructure, Inc.	$4.3	$7.6
Less: income attributable to participating securities (1)	(0.3)	(0.4)
Net income attributable to common stockholders	$4.0	$7.2

Denominator
Weighted average number of unrestricted outstanding common shares used to calculate basic earnings per share	28,586,853	31,214,271
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	28,586,853	31,214,271

Earnings per share of Class A common stock - basic	$0.14	$0.23
Earnings per share of Class A common stock - diluted	$0.14	$0.23

(1)	The Company’s restricted shares of common stock are participating securities.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2024	2023
Class B common stock	13,671,971	13,671,971
Restricted stock awards	1,654,925	1,374,760
Performance-based restricted stock awards	209,890	176,898
Stock options	6,605	5,440
Total	15,543,391	15,229,069

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

For the three months ended March 31, 2024 and 2023, we recognized a combined United States federal and state expense for income taxes of $1.9 million and $2.5 million, respectively. The effective combined United States federal and state income tax rates were 20.3% and 17.2% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

On May 17, 2017, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of March 31, 2024, our liability under the Tax Receivable Agreement was $71.5 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris LLC may make cash distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time.

8.  Concentrations

For the three months ended March 31, 2024, three customers accounted for 14%, 12% and 11% of the Company’s revenues. For the three months ended March 31, 2023, three customers accounted for 13%, 12% and 11% of the Company’s revenues. As of March 31, 2024, two customers accounted for 12% and 11% of the Company’s accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of the Company’s accounts receivable.

For the three months ended March 31, 2024, one supplier accounted for 10% of the Company’s total purchases. For the three months ended March 31, 2023, no supplier accounted for more than 10% of the Company’s total purchases. As of March 31, 2024, three suppliers accounted for 19%, 13% and 11% of the Company’s accounts payable. As of December 31, 2023, two suppliers accounted for 17% and 12% of the Company’s accounts payable.

9.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. A final ruling from the Eastland Court of Appeals was received on April 18, 2024. The appellate court ruled in our favor and upheld most, but not all, of our disputed property tax exemptions. In connection therewith, we have recognized $3.1 million in accrued liabilities as of March 31, 2024. No additional contingencies were recognized during the three months ended March 31, 2024. If this decision is appealed to the Texas Supreme Court and is ultimately resolved against us, in whole or in part, it is possible that the resolution of this matter could be material to our condensed consolidated results of operations or cash flows.

Litigation and Claims

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements other than the following.

On February 28, 2024, the Company was served with a lawsuit by Masaba Inc. in the Wyoming District Court related to alleged intellectual property infringement. The complaint seeks, among other relief, unspecified compensatory damages, rescission, pre-judgment and post-judgment interest, costs and expenses. The Company believes these claims are without merit and will vigorously defend against them. At this time, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Purchase Obligations

In the normal course of business, the Company enters into purchase obligations for products and services, primarily related to equipment or parts for manufacturing equipment. As of March 31, 2024, we had purchase obligations of approximately $2.8 million payable within the next twelve months.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.7 million as of March 31, 2024. Refer to Note 10. “Related Party Transactions” for additional information regarding related party transactions recognized.

10.  Related Party Transactions

The Company recognizes certain costs incurred in relation to transactions incurred in connection with the amended and restated administrative services agreement, dated May 17, 2017, between Solaris LLC and Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These services include rent paid for office space, travel services, personnel, consulting and administrative costs. For the three months ended March 31, 2024 and 2023, Solaris LLC paid $0.1 million and $0.5 million, respectively, for these services, included in selling, general and administrative costs in the condensed consolidated statement of operations. As of March 31, 2024 and December 31, 2023, the Company included $0.1 million and $0.1 million, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of March 31, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing a 11.2% ownership of the Company’s Class A common stock outstanding and 7.6% ownership of the total shares outstanding. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (together the “THRC Affiliates”). For the three months ended March 31, 2024 and 2023, the Company recognized revenues related to our service offering provided to the THRC Affiliates of $3.3 million and $4.9 million, respectively. Accounts receivable related to THRC Affiliates as of March 31, 2024 and December 31, 2023 was $2.7 million and $2.4 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized cost of services provided by THRC Affiliates of $0.0 million and $1.1 million, respectively. There was $0.0 in accounts payable related to THRC Affiliates as of March 31, 2024 and December 31, 2023.

Solaris is the dedicated wellsite sand storage provider (“Services”) to certain THRC Affiliates. Solaris provides volume-based pricing for the Services and may be required to pay up to $4.0 million in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of March 31, 2024 and December 31, 2023, there was no accounts payable to THRC Affiliates related to these services.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “Solaris Inc.” or the “Company” refer to Solaris Oilfield Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our subsequent filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Trends and Outlook

Demand for our services is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. Through mid-April 2024, U.S. drilling and completion activity, as measured by the Baker Hughes U.S. Land Rig Count, was down 1% year to date, which reflects the net impact of a slight increase in the number of oil-directed rigs and a 9% decrease in gas-directed rigs. Average WTI oil prices increased over 15% from the low-$70s per barrel range at year-end 2023 to the low-$80s per barrel range in April 2024. Average Henry Hub natural gas prices declined over 30% from the start of the year to below $2 per MMBtu, which was the primary driver of the decrease in gas-directed drilling activity.

For the first quarter ended March 31, 2024, our fully utilized total system count averaged 102 systems, which was roughly flat from 103 systems for the fourth quarter ended December 31, 2023 and was relatively in line with the Baker Hughes rig count trend. A small increase in pricing at the start of 2024 and incremental earnings from our new services allowed us to grow earnings despite the softness in drilling and completion activity. As a result, our operating profit grew over 8% sequentially despite the industry activity decline.

Today oil-directed drilling activity comprises over 80% of the total Baker Hughes U.S. Land rig count. Oil prices currently remain in the low-$80s per barrel range, which we believe should support a sustained level of oil-directed U.S. drilling and completion activity. For the remainder of 2024, we expect the Company’s revenue and profitability to track the overall direction of U.S. drilling and completion activity, which we expect will be negatively impacted by low natural gas prices and industry efficiency gains, partially offset by stable oil-directed activity.

Our capital expenditures of approximately $3 million in first quarter 2024 were down over 50% compared to the fourth quarter of 2023. The Company continues to expect full year 2024 capital expenditures to be below $15 million, which reflects an over 75% decrease from total capital expenditures in 2023 following the completion of our prior growth capital program in 2023. This reduction in capital expenditures should allow us to generate significantly increased cash flow in 2024.

The sustainability of favorable supply-demand dynamics and a strong commodity environment will depend on multiple factors, including any supply chain disruptions, potential regulatory changes, uncertainty around a potential economic slowdown and potential impacts from geopolitical disruptions, including the war in Ukraine and continued conflicts in the Middle East. Additionally, consolidation can drive procurement strategy changes, which has historically resulted in both market share gains and losses for the Company. We expect both consolidation and financial discipline will likely continue to be important themes for the energy industry going forward.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)

Revenue	64,635	77,828	(13,193)
Revenue - related parties	3,255	4,894	(1,639)
Total revenue	67,890	82,722	(14,832)
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization)	39,887	53,223	(13,336)
Depreciation and amortization	9,934	8,417	1,517
Selling, general and administrative	7,990	6,538	1,452
Other operating (income) expense, net	123	(338)	461
Total operating costs and expenses	57,934	67,840	(9,906)
Operating income	9,956	14,882	(4,926)
Interest expense, net	(799)	(459)	(340)
Income before income tax expense	9,157	14,423	(5,266)
Provision for income taxes	(1,857)	(2,486)	629
Net income	7,300	11,937	(4,637)
Less: net income related to non-controlling interests	(2,983)	(4,368)	1,385
Net income attributable to Solaris Oilfield Infrastructure, Inc.	$4,317	$7,569	$(3,252)

Revenue

Revenue decreased $14.8 million, or 18%, to $67.9 million for the three months ended March 31, 2024 compared to $82.7 million for the three months ended March 31, 2023. The decrease in revenue is primarily related to a decrease in last mile tonnage for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in revenue was also due to a decrease in total fully utilized systems to 102 from 118 systems for the three months ended March 31, 2024 and March 31, 2023, respectively.

Cost of Services

Cost of services, excluding depreciation and amortization expense, decreased $13.3 million, or 25%, to $39.9 million for the three months ended March 31, 2024, compared to $53.2 million for the three months ended March 31, 2023. The decrease is primarily related to a decrease in last mile tonnage and lower system count for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cost of services, excluding depreciation and amortization, as a percentage of revenue was 59% and 64% for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 18%, to $9.9 million for the three months ended March 31, 2024, compared to $8.4 million for the three months ended March 31, 2023. Depreciation increased primarily due to investment in capital spending to develop and upgrade the systems fleet, resulting in the addition of depreciable assets from March 31, 2023 to March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million, or 23%, to $8.0 million for the three months ended March 31, 2024 compared to $6.5 million for the three months ended March 31, 2023, primarily due to increase in salaries, benefits and wages by $0.9 million, of which $0.4 million is from stock-based compensation due to new grants of restricted stock awards.

Provision for Income Taxes

During the three months ended March 31, 2024, we recognized a combined United States federal and state expense for income taxes of $1.9 million, a decrease of $0.6 million as compared to the $2.5 million income tax expense we recognized during the three months ended March 31, 2023. This change was attributable to changes in operating gains. The effective combined United States federal and state income tax rates were 20.3% and 17.2% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended
	March 31,
	2024	2023	Change

	(in thousands)
Net income	$7,300	$11,937	$(4,637)
Depreciation and amortization	9,934	8,417	1,517
Interest expense, net	799	459	340
Income taxes (1)	1,857	2,486	(629)
EBITDA	$19,890	$23,299	$(3,409)
Stock-based compensation expense (2)	2,217	1,980	237
(Gain) loss on disposal of assets	12	(361)	373
Credit losses	300	—	300
Other (3)	268	200	68
Adjusted EBITDA	$22,687	$25,118	$(2,431)
(1)	United States federal and state income taxes.
(2)	Represents stock-based compensation expense related to restricted stock awards and performance-based restricted stock units.
(3)	Other includes the net effect of inventory write-offs, transaction costs and other settlements.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023: EBITDA and Adjusted EBITDA

EBITDA decreased $3.4 million to $19.9 million for the three months ended March 31, 2024 compared to $23.3 million for the three months ended March 31, 2023. Adjusted EBITDA decreased $2.4 million to $22.7 million for the three months ended March 31, 2024 compared to $25.1 million for the three months ended March 31, 2023. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under our credit agreement and proceeds from equity offerings. Our primary uses of capital have been to fund ongoing operations, capital expenditures to support organic growth, including our fleet development and related maintenance and fleet upgrades, repurchase shares of Class A common stock in the open market, and pay dividends. Although no assurance can be given, depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

As of March 31, 2024, cash and cash equivalents totaled $3.4 million. We have $30.0 million in borrowings outstanding under that certain Amended and Restated Credit Agreement, dated as of April 28, 2023, as amended (the “Credit Agreement”). As of March 31, 2024, the Company has the ability to draw up to an additional $37.5 million under the amended Credit Agreement. We believe that our cash on hand, operating cash flow and available borrowings under our Credit Agreement will provide sufficient liquidity to address our future cash needs, including capital expenditures, working capital investments, and dividends for the next 12 months and beyond.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended March 31, 2024, we purchased and retired 1,108,349 shares of Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of March 31, 2024, we have purchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Net cash provided by operating activities	$16,875	$16,849	$26
Net cash used in investing activities	(3,348)	(18,826)	15,478
Net cash used in financing activities	(15,936)	(4,683)	(11,253)
Net change in cash	$(2,409)	$(6,660)	$4,251

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities was $16.9 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $16.8 million for the three months ended March 31, 2023.

Investing Activities. Net cash used in investing activities was $3.3 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $18.8 million for the three months ended March 31, 2023. The decrease in investing activities of $15.5 million is primarily due to a reduction in capital expenditures following the completion of our prior growth capital program in 2023.

Financing Activities. Net cash used in financing activities of $15.9 million for the three months ended March 31, 2024 was primarily related to the repurchase of shares for $8.1 million, quarterly dividends of $3.6 million to Class A common stock shareholders, distributions to Solaris LLC unitholders of $1.6 million, $1.5 million of payments related to taxes on the vesting of stock-based compensation and payments under finance leases and insurance of $1.0 million. Net cash used in financing activities of $4.7 million for the three months ended March 31, 2023 was primarily related to the repurchase of shares for $14.4 million, quarterly dividends of $3.7 million to Class A common stock shareholders, distributions to Solaris LLC unitholders of $2.0 million, payments under finance leases and insurance of $1.3 million, and $1.3 million of payments related to taxes on the vesting of stock-based compensation, partially offset by net borrowings under the Credit Agreement of $18.0 million.

Future Sources and Uses of Cash

Our material cash commitments consist primarily of obligations under our Credit Agreement, Tax Receivable Agreement, finance and operating leases for property and equipment, and purchase obligations as a part of normal operations. We have no material off balance sheet arrangements as of March 31, 2024, except for purchase commitments under supply agreements disclosed below.

As of March 31, 2024, we expect to pay approximately $0.1 million in commitment fees on our Credit Agreement within the next twelve months, calculated based on the unused portion of lender commitments, at the applicable commitment fee rate of 0.375%. As of March 31, 2024, if our borrowings under the Credit Agreement remain at $30.0 million, we expect to pay approximately $2.5 million in interest within the next twelve months, calculated based on the weighted average interest rate on the borrowings outstanding as of March 31, 2024 of approximately 8.32%.

As of March 31, 2024, we had purchase obligations of approximately $2.8 million payable within the next twelve months.

Critical Accounting Estimates

We had no material changes in our critical accounting estimates during the three months ended March 31, 2024, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements, except for purchase commitments under supply agreements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2024, two customers accounted for 12% and 11% of our total accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the information in Note 9. Commitments and Contingencies included in the notes to unaudited condensed consolidated financial statements contained herein.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2024, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	474,726	$7.17	474,726	$20,128,802
February 1 - February 28	633,623	7.40	633,623	15,440,555
March 1 - March 31	181,707	8.47	—	15,440,555
Total	1,290,056	$7.47	1,108,349

(1)	Includes 1,108,349 shares repurchased as part of the share repurchase program and 181,707 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLARIS OILFIELD INFRASTRUCTURE, INC.

April 26, 2024	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 26, 2024	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)