Form 10-Q
period 2024-06-30
Solaris Oilfield Infrastructure, Inc.
filed 2024-08-09
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, the registrant had 30,330,894 shares of Class A common stock, $0.01 par value per share, and 13,671,971 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “could,” “may,” “continue,” “predict,” “potential” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic capital spending and access to capital markets by the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for crude oil and natural gas or volatility of oil and natural gas prices, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;

●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions, including the expected timing and closing of the MER Acquisition (as defined below);
●	the possibility that the required shareholder approval related to the MER Acquisition may not be obtained;
●	the risk that a condition to closing the MER Acquisition may not be satisfied;
●	the risk that either party to the MER Acquisition may terminate the definitive agreement upon the occurrence of certain circumstances or that the closing of the MER Acquisition might be delayed or not occur at all;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and under Part II, Item 1A. “Risk Factors” of this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,059	$5,833
Accounts receivable, net of allowances for credit losses of $401 and $104, respectively	49,864	44,916
Accounts receivable - related party	4,422	2,378
Prepaid expenses and other current assets	6,544	4,342
Inventories	8,858	6,672
Assets held for sale	—	3,000
Total current assets	74,747	67,141
Property, plant and equipment, net	312,077	325,121
Non-current inventories	1,186	1,593
Non-current receivables, net of allowances of $692 and $862, respectively	1,069	1,663
Operating lease right-of-use assets	10,061	10,721
Goodwill	13,004	13,004
Intangible assets, net	339	702
Deferred tax assets	44,789	48,010
Other assets	492	342
Total assets	$457,764	$468,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,845	$12,654
Accrued liabilities	18,307	20,292
Current portion of payables related to Tax Receivable Agreement	2,684	—
Current portion of credit agreement	16,000	—
Current portion of operating lease liabilities	1,378	1,385
Current portion of finance lease liabilities	2,507	2,462
Other current liabilities	2,976	408
Total current liabilities	59,697	37,201
Operating lease liabilities, net of current	10,782	11,541
Credit agreement, net of current	—	30,000
Finance lease liabilities, net of current	1,212	2,401
Payables related to Tax Receivable Agreement, net of current	68,846	71,530
Other long-term liabilities	44	44
Total liabilities	140,581	152,717
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,338 shares and 30,448 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	283	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 13,674 shares issued and outstanding as of June 30, 2024 and December 31, 2023; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	184,626	188,379
Retained earnings	19,692	17,314
Total stockholders' equity attributable to Solaris Oilfield Infrastructure, Inc.	204,601	205,983
Non-controlling interest	112,582	109,597
Total stockholders' equity	317,183	315,580
Total liabilities and stockholders' equity	$457,764	$468,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$69,640	$69,925	$134,275	$147,753
Revenue - related parties	4,246	7,277	7,501	12,171
Total revenue	73,886	77,202	141,776	159,924

Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization)	46,131	45,652	86,018	98,875
Depreciation and amortization	9,565	9,071	19,499	17,488
Gain on reversal of property tax contingency	(2,483)	—	(2,483)	—
Selling, general and administrative	8,259	6,825	16,249	13,363
Other operating expense (income), net	560	(125)	683	(463)
Total operating costs and expenses	62,032	61,423	119,966	129,263
Operating income	11,854	15,779	21,810	30,661
Interest expense, net	(685)	(879)	(1,484)	(1,338)
Income before income tax expense	11,169	14,900	20,326	29,323
Provision for income taxes	(1,345)	(2,659)	(3,202)	(5,145)
Net income	9,824	12,241	17,124	24,178
Less: net income related to non-controlling interests	(3,616)	(4,709)	(6,599)	(9,077)
Net income attributable to Solaris Oilfield Infrastructure, Inc.	6,208	7,532	10,525	15,101
Less: income attributable to participating securities	(410)	(383)	(676)	(700)
Net income attributable to Class A common shareholders	$5,798	$7,149	$9,849	$14,401

Earnings per share of Class A common stock – basic	$0.20	$0.24	$0.35	$0.47
Earnings per share of Class A common stock – diluted	$0.20	$0.24	$0.35	$0.47

Basic weighted-average shares of Class A common stock outstanding	28,335	29,542	28,461	30,373
Diluted weighted-average shares of Class A common stock outstanding	28,335	29,542	28,461	30,373

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2023	30,448	$290	13,674	$—	$188,379	$17,314	$109,597	$315,580
Share repurchases and retirements	(1,108)	(11)	—	—	(7,031)	(858)	(233)	(8,133)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Stock-based compensation	—	—	—	—	1,581	—	770	2,351
Grants of restricted stock, net of forfeitures	1,175	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,686	—	(1,692)	—
Vesting of performance-based restricted stock units	17	—	—	—	45	—	(45)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(182)	(2)	—	—	(1,515)	—	(22)	(1,539)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,648)	—	(3,648)
Net income	—	—	—	—	—	4,317	2,983	7,300
Balance at March 31, 2024	30,350	$283	13,674	$—	$182,723	$17,125	$109,717	$309,848
Stock-based compensation	—	—	—	—	1,905	—	919	2,824
Grants of restricted stock, net of forfeitures	(8)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	29	—	(29)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(31)	—	—	(31)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,641)	—	(3,641)
Net income	—	—	—	—	—	6,208	3,616	9,824
Balance at June 30, 2024	30,338	$283	13,674	$—	$184,626	$19,692	$112,582	$317,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2022	32,937	317	13,674	—	202,551	12,847	101,414	317,129
Share repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	(572)	(14,427)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	594	—	—	594
Stock-based compensation	—	—	—	—	1,494	—	660	2,154
Grants of restricted stock, net of forfeitures	781	—	—	—	—	—	—	—
Vesting of restricted stock	—	5	—	—	903	—	(908)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(148)	(1)	—	—	(536)	(384)	(415)	(1,336)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	(3,656)
Net income	—	—	—	—	—	7,569	4,368	11,937
Balance at March 31, 2023	31,929	$304	13,674	$—	$194,463	$13,081	$102,562	$310,410
Share repurchases and retirements	(1,438)	(14)	—	—	(9,222)	(1,990)	(104)	(11,330)
Stock-based compensation	—	—	—	—	1,399	—	647	2,046
Grants of restricted stock, net of forfeitures	(11)	—	—	—	—	—	—	—
Vesting of restricted stock	—	1	—	—	16	—	(17)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(3)	(1)	—	—	(9)	(2)	(7)	(19)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,388)	—	(3,388)
Net income	—	—	—	—	—	7,532	4,709	12,241
Balance at June 30, 2023	30,477	$290	13,674	$—	$186,647	$15,233	$106,286	$308,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,124	$24,178
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,499	17,488
Loss (gain) on disposal of assets	44	(18)
Stock-based compensation	4,876	3,904
Amortization of debt issuance costs	87	71
Allowance for credit losses	126	(2)
Inventory write-off	325	—
Deferred income tax expense	2,908	4,853
Other	(100)	(162)
Changes in operating assets and liabilities:
Accounts receivable	(4,480)	8,442
Accounts receivable - related party	(2,044)	(1,863)
Prepaid expenses and other current assets	(2,439)	(520)
Inventories	(2,104)	(5,801)
Accounts payable	3,303	3,047
Accrued liabilities	1,109	(8,728)
Property tax contingency	(2,483)	—
Payments pursuant to Tax Receivable Agreement	—	(1,092)
Net cash provided by operating activities	35,751	43,797
Cash flows from investing activities:
Investment in property, plant and equipment	(4,021)	(40,130)
Cash received from insurance claims	326	69
Proceeds from disposal of property, plant and equipment	55	165
Net cash used in investing activities	(3,640)	(39,896)
Cash flows from financing activities:
Share repurchases and retirements	(8,092)	(25,757)
Distributions to non-controlling interest unitholders	(3,282)	(3,489)
Dividends paid to Class A common stock shareholders	(7,289)	(7,044)
Payments under finance leases	(1,214)	(1,326)
Proceeds from issuance of insurance notes payable	3,553	1,520
Payments under insurance premium financing	(991)	(823)
Payments related to debt issuance costs	—	(91)
Cancelled shares withheld for taxes from vesting of restricted stock	(1,570)	(1,355)
Borrowings under the credit agreement	4,000	35,000
Repayments of credit agreement	(18,000)	—
Net cash used in financing activities	(32,885)	(3,365)

Net (decrease) increase in cash and cash equivalents	(774)	536
Cash and cash equivalents at beginning of period	5,833	8,835
Cash and cash equivalents at end of period	$5,059	$9,371

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$232	$202
Capitalized stock-based compensation	300	296
Property, plant and equipment additions incurred but not paid at period-end	412	3,402
Reclassification of assets held for sale to property, plant and equipment	3,000	—
Additions to property, plant and equipment through finance leases	70	1,926
Cash paid for:
Interest	$1,414	$1,028
Income taxes	520	198

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

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The unaudited interim condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with Solaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 and notes thereto.

All material intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Our current period presentation of outstanding shares of Class A common stock includes our unvested restricted stock grants. As a result, our prior period presentation was made to conform to current period presentation and had no effect on previously reported basic and diluted earnings per share. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

Allowance for Credit Losses

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, the Company applies a case-by-case review on individual trade receivables when deemed appropriate. The related expense associated with the recognition of the allowance for credit losses was included in other operating expense on our condensed consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are written off against the allowance for credit losses when our customers’ financial condition deteriorates, impairing their ability to make payments, including in cases of customer bankruptcies.

The following activity related to our allowance for credit losses on customer receivables reflects the estimated impact of the current economic environment on our receivable balance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1.3	$0.4	$1.0	$0.4
Provision for credit losses, net of recoveries	(0.2)	—	0.1	—
Write-offs	—	—	—	—
Balance at end of period	$1.1	$0.4	$1.1	$0.4

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenues from Contracts with Customers”. We recognize revenue based on the transfer of control, or the customer’s ability to benefit from our services and products, in an amount that reflects the consideration expected to be received in exchange for those services and products. We assess our customers’ ability and intention to pay, which is based on a variety of factors, including historical payment experience and financial condition, and we typically charge our customers on a weekly or monthly basis. Contracts with customers are normally on thirty- to sixty-day payment terms.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Wellsite services	$73.7	$77.1	$141.4	$159.6
Transloading and Other	0.2	0.1	0.4	0.3
Total revenue	$73.9	$77.2	$141.8	$159.9

Fair Value Measurements

The Company’s financial assets and liabilities, as well as certain nonrecurring fair value measurements such as goodwill impairment and long-lived assets impairment, are to be measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

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

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities including insurance premium financing, approximate their fair value due to their short-term nature. The carrying amounts of the Company’s borrowings under the credit agreement approximate fair value based on their nature, terms, and variable interest rates.

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2024	2023
Systems and related equipment	$444.0	$434.4
Systems in process	17.3	21.1
Vehicles	13.4	13.5
Machinery and equipment	5.8	5.8
Buildings	4.9	4.9
Computer hardware and software	3.9	3.9
Land	0.6	0.6
Furniture and fixtures	1.3	1.3
Property, plant and equipment, gross	$491.2	$485.5
Less: accumulated depreciation	(179.1)	(160.4)
Property, plant and equipment, net	$312.1	$325.1

During the three months ended June 30, 2024 and 2023, we recorded depreciation expense of $9.4 million and $8.9 million, respectively. During the six months ended June 30, 2024 and 2023, we recorded depreciation expense of $19.1 million and $17.1 million, respectively.

During the six months ended June 30, 2024, we reclassified $3.0 million of systems and related equipment from assets held for sale to property, plant and equipment as these assets no longer met the criteria for being classified as held for sale.

4

4.    Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Property, plant and equipment	$—	$0.8
Employee-related expenses	5.8	7.6
Selling, general and administrative	1.9	1.3
Cost of services	7.8	3.5
Excise, franchise and sales taxes	1.2	1.5
Ad valorem taxes	1.6	5.6
Accrued liabilities	$18.3	$20.3

5.    Senior Secured Credit Facility

Our senior secured credit facility matures on April 25, 2025. As of June 30, 2024, the outstanding balance of $16.0 million is classified under current liabilities as the “current portion of credit agreement”.

As of June 30, 2024, we were in compliance with all covenants of our senior secured credit facility and had the capacity to draw an additional $47.8 million. In July 2024, we borrowed a total of $33.0 million, reducing the availability under the facility to $14.8 million. Of the $33.0 million borrowed, $29.8 million was loaned to Mobile Energy Rental LLC (“MER”) in connection with a certain financing agreement with MER. Refer to Note 12. “Subsequent Events” for additional information.

6.    Other Current Liabilities

As of June 30, 2024 and December 31, 2023, the other current liabilities balance consisted of insurance premium financing of $3.0 million and $0.4 million, respectively.

In the second quarter of 2024, we entered into insurance premium financing agreements with an aggregate financed amount of $3.6 million. The notes carry an annual interest rate of 8.1% and include payments of approximately $0.3 million due monthly from May 2024 to April 2025. The remaining principal outstanding on these loans as of June 30, 2024 was $3.0 million.

In the second quarter of 2023, we entered into insurance premium financing agreements with a financed amount of $1.5 million. The note carried an annual interest rate of 8.0% and included payments of approximately $0.1 million due monthly from June 2023 to April 2024. The remaining principal outstanding on these loans as of December 31, 2023 was $0.4 million.

7.    Equity

Dividends

Solaris LLC paid dividend distributions totaling $5.3 million and $4.9 million to all Solaris LLC unitholders in the three months ended June 30, 2024 and 2023, respectively, of which $3.6 million and $3.4 million was paid to Solaris Inc. Solaris LLC paid dividend distributions totaling $10.6 million and $10.1 million to all Solaris LLC unitholders in the six months ended June 30, 2024 and 2023, respectively, of which $7.3 million and $7.0 million was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 1, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the three months ended June 30, 2024, Solaris Inc. did not purchase and retire any shares of the Company’s Class A common stock. During the six months ended June 30, 2024, Solaris Inc. purchased and retired 1,108,349 shares of the Company’s Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of June 30, 2024, we had purchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining available for future repurchases authorized under the share repurchase plan. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. As of June 30, 2024, we recorded accrued stock repurchase excise tax of $0.3 million in accrued liabilities in the condensed consolidated balance sheets.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share:	2024	2023	2024	2023

Numerator (in millions)
Net income attributable to Solaris Oilfield Infrastructure, Inc.	$6.2	$7.5	$10.5	$15.1
Less: income attributable to participating securities (1)	(0.4)	(0.4)	(0.7)	(0.7)
Net income attributable to Class A common stockholders	$5.8	$7.1	$9.8	$14.4

Denominator
Weighted average number of unrestricted outstanding Class A common stock used to calculate basic earnings per share	28,335,491	29,541,772	28,461,172	30,373,401
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	28,335,491	29,541,772	28,461,172	30,373,401

Earnings per share of Class A common stock - basic	$0.20	$0.24	$0.35	$0.47
Earnings per share of Class A common stock - diluted	$0.20	$0.24	$0.35	$0.47

(1)	The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class B common stock	13,671,971	13,671,971	13,671,971	13,671,971
Restricted stock awards	2,010,964	1,517,774	1,833,239	1,446,662
Performance-based restricted stock units	300,142	175,353	210,149	175,746
Stock options	6,605	5,500	6,605	5,467
Total	15,989,682	15,370,598	15,721,964	15,299,846

8. Income Taxes

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

For the three months ended June 30, 2024 and 2023, we recognized a combined United States federal and state expense for income taxes of $1.3 million and $2.7 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized a combined United States federal and state expense for income taxes of $3.2 million and $5.1 million, respectively. The effective combined United States federal and state income tax rates were 12.0% and 17.8% for the three months ended June 30, 2024 and 2023, respectively. The effective combined United States federal and state income tax rates were 15.8% and 17.5% for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024 and 2023, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

On May 17, 2017, in connection with its initial public offering, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of June 30, 2024, our liability under the Tax Receivable Agreement was $71.5 million, of which $2.7 million was current, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with our initial public offering or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

9.  Concentrations

For the three months ended June 30, 2024, three customers accounted for 18%, 13% and 12% of the Company’s revenues. For the three months ended June 30, 2023, two customers accounted for 15% and 11% of the Company’s revenues. For the six months ended June 30, 2024, three customers accounted for 14%, 13%, and 11% of the Company’s revenues. For the six months ended June 30, 2023, three customers accounted for 13%, 11% and 11% of the Company’s revenues. As of June 30, 2024, three customers accounted for 17%, 12% and 11% of the Company’s accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of the Company’s accounts receivable.

For the three months ended June 30, 2024, one supplier accounted for 18% of the Company’s total purchases. For the three months ended June 30, 2023, one supplier accounted for 15% of the Company’s total purchases. For the six months ended June 30, 2024, one supplier accounted for 14% of the Company’s total purchases. For the six months ended June 30, 2023, no supplier accounted for more than 10% of the Company’s total purchases. As of June 30, 2024, three suppliers accounted for 18%, 11% and 10% of the Company’s accounts payable. As of December 31, 2023, two suppliers accounted for 17% and 12% of the Company’s accounts payable.

10.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. A final ruling from the Eastland Court of Appeals was received on April 18, 2024. The appellate court ruled in our favor and upheld most, but not all, of our disputed property tax exemptions. On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District for $0.9 million. As a result, in the three and six months ended June 30, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the cost of services in our condensed consolidated statements of operations.

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

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.6 million as of June 30, 2024. Refer to Note 11. “Related Party Transactions” below for additional information regarding related party transactions recognized.

11.  Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the condensed consolidated statement of operations. For the three months ended June 30, 2024 and

2023, Solaris LLC paid $0.1 million and $0.3 million, respectively, for these services. For the six months ended June 30, 2024 and 2023, Solaris LLC paid $0.2 million and $0.8 million, respectively, for these services. As of June 30, 2024 and December 31, 2023, the Company included $0.1 million and $0.1 million, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively, “THRC”), owned shares representing 10.5% of the outstanding shares of the Company’s Class A common stock. THRC is affiliated with certain of the Company’s customers, such as ProFrac Services, LLC, and with certain of the Company’s suppliers, including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (collectively, “THRC Affiliates”). For the three months ended June 30, 2024 and 2023, the Company recognized revenues of $4.2 million and $7.3 million, respectively, from services provided to THRC Affiliates. For the six months ended June 30, 2024 and 2023, the Company recognized revenues of $7.5 million and $12.2 million, respectively, from services provided to THRC Affiliates. Accounts receivable from THRC Affiliates as of June 30, 2024 and December 31, 2023 was $4.4 million and $2.4 million, respectively. For the three and six months ended June 30, 2024, the Company did not incur costs for services provided by THRC Affiliates. For the three and six months ended June 30, 2023, the Company incurred costs of $0.6 million and $1.7 million, respectively, for services provided by THRC Affiliates. There was $0.1 million in accounts payable related to THRC Affiliates as of June 30, 2024 and none as of December 31, 2023.

The Company is the dedicated wellsite sand storage provider (“Services”) for certain THRC Affiliates. The Company provides volume-based pricing for the Services and may be required to pay up to $0.5 million in payments throughout a term ending in 2024, contingent upon the ability of these affiliates to meet minimum Services revenue thresholds. As of June 30, 2024, there was $0.1 million of accounts payable to THRC Affiliates related to the Services and no accounts payable as of December 31, 2023.

12.  Subsequent Events

MER Acquisition

On July 9, 2024, Solaris Inc. and Solaris LLC entered into a definitive agreement to acquire MER, a premier provider of distributed power solutions serving the energy and commercial and industrial end-markets (the “MER Acquisition”). Transaction consideration includes $60.0 million of cash, subject to certain adjustments based on the Company’s capital expenditures prior to the close of the transaction (including the obligation by the Company to assume MER’s acquisition of approximately $308.0 million of on-order turbines); and the issuance of approximately 16.5 million Solaris LLC Units and an equal number of shares of the Company’s Class B common stock to MER’s founders and management team, who will join the Company post-closing.

The Company’s board of directors has approved the MER Acquisition. The proposed transaction is contingent upon shareholder approval of the issuance of shares of the Company’s Class B common stock, receipt of regulatory approvals and other customary closing conditions. The Company anticipates the transaction to close by the end of the third quarter of 2024.

Senior Secured Bridge Term Loan Facility

On July 9, 2024, in connection with the planned MER Acquisition, the Company secured committed financing from Banco Santander, Texas Capital Securities and Woodforest National Bank in the form of a $300.0 million senior secured bridge term loan facility with a 364-day term (the “Bridge Loan”). The Company paid $4.8 million in loan structuring and commitment fees on the same day. Funds from the Bridge Loan are undrawn and only available to the Company if we close on the loan. The Company expects to obtain alternative financing for its cash needs relating to the MER acquisition prior to closing the transaction; if this alternative financing is obtained, the Company would not close on the Bridge Loan.

Secured Demand Note

On July 30, 2024, Solaris LLC entered into a definitive agreement whereby Solaris LLC loaned $29.8 million (the “Loan”) to MER to fund certain progress payments to meet MER’s outstanding commitments. In connection with this financing agreement, the Company drew $30.0 million from its existing senior secured credit facility. The Loan bears interest at 10% and is fully secured by substantially all of MER’s assets. If the Loan is not called, payment would be due on December 6, 2024.

Dividends

On July 25, 2024, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, to be paid on September 6, 2024 to holders of record as of August 23, 2024, and a distribution of $0.12 per unit to Solaris LLC unitholders, which is subject to the same payment and record dates.

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

Recent Trends and Outlook

Demand for our services is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the quarter ended June 30, 2024, U.S. drilling and completion activity, as measured by the Baker Hughes U.S. Land Rig Count, was down 7% which reflects the net impact of a 5% decrease in the number of oil-directed rigs and a 13% decrease in gas-directed rigs. Average WTI oil prices remained in a range of $70 to $90 per barrel during the quarter ended June 30, 2024. Average Henry Hub natural gas prices remained in a low-$2 per MMBtu range, which reflects a 15% decline from the start of the year and was the primary driver of the decrease in gas-directed drilling activity.

For the second quarter ended June 30, 2024, our fully utilized total system count averaged 92 systems, which dropped from 102 systems for the first quarter ended March 31, 2024 and was relatively in line with overall drilling and completion trends in the U.S.

Today oil-directed drilling activity comprises over 80% of the total Baker Hughes U.S. Land rig count. Oil prices currently remain in the mid-$70s per barrel range, which we believe should support a sustained level of oil-directed U.S. drilling and completion activity. For the remainder of 2024, we expect the Company’s revenue and profitability to track the overall direction of U.S. drilling and completion activity.

Our capital expenditures of approximately $4 million during the first six months of 2024 were down approximately 90% compared to the first six months of 2023 following the completion of our prior growth capital program in 2023.

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

Recent Developments

MER Acquisition

On July 9, 2024, Solaris Inc. and Solaris LLC entered into a definitive agreement to acquire MER, a premier provider of distributed power solutions serving the energy and commercial and industrial end-markets (the “MER Acquisition”). Transaction consideration includes $60.0 million of cash, subject to certain adjustments based on the Company’s capital expenditures prior to the close of the transaction (including the obligation by the Company to assume MER’s acquisition of approximately $308.0 million of on-order turbines); and the issuance of approximately 16.5 million Solaris LLC Units and an equal number of shares of the Company’s Class B common stock to MER’s founders and management team, who will join the Company post-closing.

The Company’s board of directors has approved the MER Acquisition. The proposed transaction is contingent upon shareholder approval of the issuance of shares of the Company’s Class B common stock, receipt of regulatory approvals and other customary closing conditions. The Company anticipates the transaction to close by the end of the third quarter of 2024.

Senior Secured Bridge Term Loan Facility

On July 9, 2024, in connection with the planned MER Acquisition, we secured committed financing from Banco Santander, Texas Capital Securities and Woodforest National Bank in the form of a $300.0 million senior secured bridge term loan facility with a 364-day term (“Bridge Loan”). We paid $4.8 million in loan structuring and commitment fees on the same day. Funds from the Bridge Loan are undrawn and only available to us if we close on the loan. We expect to obtain alternative financing for our cash needs relating to the MER acquisition prior to closing the transaction; if this alternative financing is obtained, we would not close on the Bridge Loan.

Secured Demand Note

On July 30, 2024, Solaris LLC entered into a definitive agreement whereby Solaris LLC loaned $29.8 million (the “Loan”) to MER to fund certain progress payments to meet MER’s outstanding commitments. In connection with this financing agreement, the Company drew $30.0 million from its existing senior secured credit facility. The Loan bears interest at 10% and is fully secured by substantially all of MER’s assets. If the Loan is not called, payment would be due on December 6, 2024.

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)			(in thousands)

Revenue	$69,640	$69,925	$(285)	$134,275	$147,753	$(13,478)
Revenue - related parties	4,246	7,277	(3,031)	7,501	12,171	(4,670)
Total revenue	73,886	77,202	(3,316)	141,776	159,924	(18,148)
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization)	46,131	45,652	479	86,018	98,875	(12,857)
Depreciation and amortization	9,565	9,071	494	19,499	17,488	2,011
Gain on reversal of property tax contingency	(2,483)	—	(2,483)	(2,483)	—	(2,483)
Selling, general and administrative	8,259	6,825	1,434	16,249	13,363	2,886
Other operating expense (income), net	560	(125)	685	683	(463)	1,146
Total operating costs and expenses	62,032	61,423	609	119,966	129,263	(9,297)
Operating income	11,854	15,779	(3,925)	21,810	30,661	(8,851)
Interest expense, net	(685)	(879)	194	(1,484)	(1,338)	(146)
Income before income tax expense	11,169	14,900	(3,731)	20,326	29,323	(8,997)
Provision for income taxes	(1,345)	(2,659)	1,314	(3,202)	(5,145)	1,943
Net income	9,824	12,241	(2,417)	17,124	24,178	(7,054)
Less: net income related to non-controlling interests	(3,616)	(4,709)	1,093	(6,599)	(9,077)	2,478
Net income attributable to Solaris Oilfield Infrastructure, Inc.	$6,208	$7,532	$(1,324)	$10,525	$15,101	$(4,576)

Revenue

Total revenue decreased by $3.3 million, or 4%, to $73.9 million in the second quarter of 2024 compared to $77.2 million in the same period of 2023. This result was primarily due to a decrease in fully utilized systems, which dropped to 92 for the second quarter of 2024 from 108 for the second quarter of 2023. This decrease was partially offset by an increase in last mile tonnage in the second quarter of 2024 compared to the same period of 2023.

Total revenue decreased by $18.1 million, or 11%, to $141.8 million in the first six months of 2024 compared to $159.9 million in the same period of 2023. This result was primarily due to a decrease in last mile logistics services revenue. The decrease in revenue was also due to a decrease in fully utilized systems, which dropped to 97 for the first six months of 2024 from 113 for the first six months of 2023.

Cost of Services

Cost of services, excluding depreciation and amortization expense, slightly increased by $0.5 million, or 1%, to $46.1 million in the second quarter of 2024 compared to $45.7 million in the same period of 2023, primarily due to a $2.9 million increase in last mile and ancillary service costs associated with an increase in last mile tonnage. This increase was almost offset by a $0.6 million reduction in system costs due to lower fully utilized system count and reversal of $1.8 million accrued property taxes following a settlement agreement with Brown County Appraisal District. Refer to Note 10, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements for additional information.

Cost of services, excluding depreciation and amortization expense, decreased by $12.9 million, or 13%, to $86.0 million in the first six months of 2024 compared to $98.9 million in the same period of 2023. This result was primarily due to the reversal of accrued property taxes following settlement with Brown County Appraisal District discussed above, cost saving efforts on ancillary services and lower system count.

Cost of services, excluding depreciation and amortization, as a percentage of revenue was 62% and 61% for the three and six months ended June 30, 2024, respectively, compared to 59% and 62% for the same periods ended June 30, 2023.

Depreciation and Amortization

Depreciation and amortization increased by $0.5 million, or 5%, to $9.6 million in the second quarter of 2024 compared to $9.1 million in the same period of 2023. Depreciation and amortization increased by $2.0 million, or 11%, to $19.5 million in the first six months of 2024, compared to $17.5 million in the same period of 2023. Depreciation increased primarily due to investment in capital spending to develop and upgrade the systems fleet, resulting in the addition of depreciable assets from June 30, 2023 to June 30, 2024.

Gain on Reversal of Property Tax Contingency

On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District in Texas, following a favorable ruling by the Eastland Court of Appeals on April 18, 2024. As a result, in the three and six months ended June 30, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the costs of services in our condensed consolidated statements of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million, or 21%, to $8.3 million in the second quarter of 2024 compared to $6.8 million in the same period of 2023. Selling, general and administrative expenses increased by $2.9 million, or 22%, to $16.2 million in the first six months of 2024 compared to $13.4 million in the same period of 2023. The increase in these periods was primarily due to an increase in salaries, benefits and wages driven by an increase in average headcount, as well as increased professional fees and office rent.

Other Operating Expense (Income), net

Other operating expense (income) increased by $0.7 million to $0.6 million in the second quarter of 2024 compared to income of $0.1 million in the same period of 2023. Other operating expense (income) increased by $1.1 million, to $0.7 million in the first six months of 2024 compared to income of $0.5 million in the same period of 2023. Other operating expense for the three and six months ended June 30, 2024 primarily relate to transaction costs and credit losses, partially offset with sales tax rebates, sublease income and other settlements. Other operating income for the three and six months ended June 30, 2023 primarily relate to gain on sale of assets and sales tax rebates.

Provision for Income Taxes

During the second quarter of 2024, we recognized a combined United States federal and state expense for income taxes of $1.3 million, a decrease of $1.3 million as compared to the $2.6 million income tax expense we recognized during the same period in 2023. During the first six months of June 30, 2024, we recognized a combined United States federal and state expense for income taxes of $3.2 million, a decrease of $1.9 million as compared to the $5.1 million income tax expense we recognized during the same period in 2023. This change was attributable to changes in operating gains. The effective combined United States federal and state income tax rates were 12.0% and 17.8% for the second quarter of 2024 and 2023, respectively. The effective combined United States federal and state income tax rates were 15.8% and 17.5% for the first six months of 2024 and 2023, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

We define EBITDA as net income, plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income tax expense. We define Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense and (ii) certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)			(in thousands)
Net income	$9,824	$12,241	$(2,417)	$17,124	$24,178	$(7,054)
Depreciation and amortization	9,565	9,071	494	19,499	17,488	2,011
Interest expense, net	685	879	(194)	1,484	1,338	146
Income taxes (1)	1,345	2,659	(1,314)	3,202	5,145	(1,943)
EBITDA	$21,419	$24,850	$(3,431)	$41,309	$48,149	$(6,840)
Property tax contingency (2)	(2,483)	—	(2,483)	(2,483)	—	(2,483)
Accrued property tax (3)	(1,794)	—	(1,794)	(1,794)	—	(1,794)
Stock-based compensation expense (4)	2,659	1,924	735	4,876	3,904	972
Loss (gain) on disposal of assets	30	4	26	42	(357)	399
Credit (recoveries) losses	(174)	(2)	(172)	126	(2)	128
Transaction costs (5)	1,013	—	1,013	1,058	—	1,058
Other (6)	127	49	78	350	249	101
Adjusted EBITDA	$20,797	$26,825	$(6,028)	$43,484	$51,943	$(8,459)
(1)	United States federal and state income taxes.
(2)	Represents reversal of a portion of previously recognized property tax contingency following a settlement agreement with Brown County Appraisal District.
(3)	Represents reversal of previously recognized accrued property tax expenses following a settlement agreement with Brown County Appraisal District, included in cost of services in the condensed consolidated statements of operations.
(4)	Represents stock-based compensation expense related to restricted stock awards and performance-based restricted stock units.
(5)	Represents transaction costs incurred for activities related to acquisition opportunities.
(6)	Other includes the net effect of inventory write-offs and other settlements.

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023: EBITDA and Adjusted EBITDA

EBITDA decreased $3.4 million to $21.4 million for the three months ended June 30, 2024 compared to $24.9 million for the three months ended June 30, 2023. Adjusted EBITDA decreased $6.0 million to $20.8 million for the three months ended June 30, 2024 compared to $26.8 million for the three months ended June 30, 2023. EBITDA decreased $6.8 million to $41.3 million for the six months ended June 30, 2024 compared to $48.1 million for the six months ended June 30, 2023. Adjusted EBITDA decreased $8.5 million to $43.5 million for the six months ended June 30, 2024 compared to $51.9 million for the six months ended June 30, 2023. The changes in EBITDA and Adjusted EBITDA were primarily due to the changes in revenues and expenses, discussed above.

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

In connection with the MER Acquisition, we have secured a $300.0 million Bridge Loan with a 364-day term. Funds from the Bridge Loan are undrawn and only available to the Company if we close on the loan. We expect to obtain alternative financing for our cash needs relating to the MER acquisition prior to closing the transaction; if this alternative financing is obtained, we would not close on the Bridge Loan.

In July 2024, we borrowed $33.0 million from our senior secured credit facility, approximately $3.0 million of which was used to partly cover loan structuring and commitment fees for the Bridge Loan and $29.8 million was used for the Loan to MER. Currently, we have the capacity to draw an additional $14.8 million from our senior secured credit facility.

On July 25, 2024, our board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, to be paid on September 6, 2024 to holders of record as of August 23, 2024, and a distribution of $0.12 per unit to Solaris LLC unitholders, which is subject to the same payment and record dates.

As of June 30, 2024, our senior secured credit facility had outstanding borrowings of $16.0 million. With the additional $33.0 million borrowed in July 2024, our total obligations under this facility amounted to $49.0 million, which is due within the next twelve months. We believe that our current cash reserves, operating cash flow, receipt of Loan repayment from MER, available borrowings under our senior secured credit facility and senior secured bridge term loan facility and the potential to issue additional equity, if needed, will provide adequate liquidity to meet our future operational needs, including repayment of outstanding debt obligations, dividend payments and financing the MER Acquisition.

Share Repurchase Program

The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended June 30, 2024, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. During the six months ended June 30, 2024, we purchased and retired 1,108,349 shares of Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of June 30, 2024, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Net cash provided by operating activities	$35,751	$43,797	$(8,046)
Net cash used in investing activities	(3,640)	(39,896)	36,256
Net cash used in financing activities	(32,885)	(3,365)	(29,520)
Net change in cash	$(774)	$536	$(1,310)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities decreased to $35.8 million for the six months ended June 30, 2024, compared to $43.8 million for the same period in 2023. This $8.0 million decline is primarily attributed to reduced business activity, reflected in the decrease in our fully utilized systems and lower revenue from last-mile logistics services. Consequently, our net income, adjusted for non-cash items, was $44.9 million for the six months ended June 30, 2024, compared to $50.3 million in the same period in 2023. Additionally, changes in working capital led to a $9.1 million decrease in cash for the six months ended June 30, 2024, compared to a $6.5 million decrease in cash in the same period in 2023.

Investing Activities. Net cash used in investing activities was $3.6 million for the six months ended June 30, 2024, a significant decrease from $39.9 million during the same period in 2023. The $36.3 million reduction is mainly attributed to decreased capital expenditures following the completion of our previous growth capital program in 2023.

Financing Activities. For the six months ended June 30, 2024, net cash used in financing activities totaled $32.9 million. This amount primarily reflects net repayments of $14.0 million on our credit agreement, $8.1 million for share repurchases, $7.3 million in quarterly dividends to Class A common stock shareholders and $3.3 million in distributions to Solaris LLC unitholders. In comparison, net cash used in financing activities was $3.4 million for the six months ended June 30, 2023. This was largely due to $25.8 million spent on share repurchases, $7.0 million in quarterly dividends to Class A common stock shareholders and $3.5 million in distributions to Solaris LLC unitholders, partially offset by $35.0 million in net borrowings under our senior secured credit facility.

Future Uses of Cash

Our material cash commitments consist primarily of obligations under our senior secured credit facility, Tax Receivable Agreement, insurance premium financing, obligations under our finance and operating leases, dividend payments, purchase obligations as part of normal operations and financing of our planned MER Acquisition, which we expect to close by the end of the third quarter of 2024.

Critical Accounting Estimates

We had no material changes in our critical accounting estimates during the three and six months ended June 30, 2024, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

Credit Risk

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2024, three customers accounted for 17%, 12% and 11% of our total accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of our total accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding credit risk of our customers.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuit by Masaba Inc. as discussed in Note 10. “Commitments and Contingencies” included in the notes to unaudited condensed consolidated financial statements contained herein.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 except as disclosed herein.

The Company’s ability to complete the MER Acquisition is subject to various closing conditions, including obtaining the required shareholder approval and regulatory clearance, which may impose conditions that could adversely affect the Company or cause the MER Acquisition not to be completed.

The MER Acquisition is subject to a number of conditions to closing as specified in the definitive agreement. These closing conditions include, among others, including (i) approval of the stock issuance by Company shareholders, (ii) the Class A common stock issuable upon exchange of the Solaris LLC Units and shares of Class B common stock to be issued as consideration having been authorized for listing on the NYSE, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of any injunction, order, decree or law preventing, prohibiting or making illegal the consummation of the MER Acquisition, (v) with respect to each party, (A) the accuracy of the other party’s representations and warranties, subject to specified materiality qualifications, (B) compliance by the other party with its covenants in the definitive agreement in all material respects and (C) the absence of a “Material Adverse Effect” (as defined in the definitive agreement) with respect to the other party since the date of the definitive agreement that is continuing and (vi) in the case of the Company, the receipt of certain required financial statements and corresponding interim financial statements of MER as of and for any quarterly period(s) ended more than 45 days prior to the closing of the MER Acquisition.

No assurance can be given that the required shareholder approval and regulatory clearance will be obtained or that the other required conditions to the closing of the MER Acquisition will be satisfied. Even if regulatory clearance is obtained, no assurance can be given as to the terms, conditions and timing of such clearance, including whether any required conditions will materially adversely affect the combined company following the closing of the MER Acquisition. Any delay in completing the MER Acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that Solaris Inc. and MER expect to achieve if the MER Acquisition is successfully completed within its expected time frame. Solaris Inc. can provide no assurance that these conditions will not result in the abandonment or delay of the MER Acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on the Company’s results of operations and the trading price of the Class A common stock.

Because the cash consideration is subject to certain adjustments, MER does not have full certainty as to the final cash consideration amount that will be paid, and such amount may be materially higher than was anticipated upon the Company’s entry into the definitive agreement.

Pursuant to the definitive agreement, the cash consideration to be paid in connection with the contribution is subject to certain adjustments.

Because certain of the individual items forming the adjustments to be made to the cash consideration are not knowable with full certainty by the Company prior to the contribution, the final cash consideration paid by Solaris LLC may be materially higher than the base cash consideration of $60 million. If the cash consideration is materially higher than expected, the value of the contribution to the Company and its current stockholders may be materially less than was anticipated upon the Company’s entry into the definitive agreement.

Combining the Company’s business with MER’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the contribution, which may adversely affect the combined company’s business results and negatively affect the value of the Class A common stock.

The success of the contribution will depend on, among other things, the ability of the two companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. The combined company may encounter difficulties in integrating the Company’s and MER’s businesses and realizing the anticipated benefits of the contribution. The combined company must achieve the anticipated improvement in free cash flow generation and returns and achieve the planned cost savings without adversely affecting current revenues and operations. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the contribution may not be realized fully, or at all, or may take longer to realize than expected.

The contribution involves the combination of two companies which currently operate, and until the completion of the contribution will continue to operate, as independent companies. There can be no assurances that the businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies; the loss of commercial and vendor partners; the disruption of the Company’s, MER’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the contribution, management attention and resources will be required to plan for such integration. An inability to realize the full extent of the anticipated benefits of the contribution and the other transactions contemplated by the definitive agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. There are a large number of processes, policies, procedures, operations and technologies and systems that must be integrated in connection with the contribution and the integration of MER’s business. Although the Company expects that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the business, may offset incremental transaction and contribution-related costs over time, any net benefit may not be achieved in the near term or at all. If the Company and MER are not able to adequately address integration challenges, the Company may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the two companies.

Finally, Solaris LLC intends to use a combination of debt financing and free cash flow generated from the legacy Solaris Inc. business to fund the cash due at closing, in addition to the acquisition of approximately $308 million of on-order turbines MER has previously committed to purchase. Although Solaris Inc.’s obligation to complete the contribution is not conditioned upon obtaining financing, Solaris Inc. has secured committed financing from a group led by Banco Santander in the form of a $300 million 364-day senior secured bridge term loan facility. The Company expects to obtain alternative financing for its cash needs relating to the contribution prior to closing, in which case it would not expect to draw upon the Santander Facility; however, the Company may be unable to obtain such alternative financing on attractive terms or at all. If the Company is unable to obtain such alternative financing prior to closing such that the Company draws from the Santander Facility at closing of the contribution, the Company expects to refinance the Santander Facility promptly thereafter.

The ownership percentage of current Solaris Inc. stockholders will be significantly diluted by the issuance of Class B common stock in connection with the MER Acquisition.

The issuance of Class B common stock in connection with the MER Acquisition will result in significant dilution of the ownership percentage of the Company of current Company stockholders following the contribution. Based on the estimated number of shares of the Company’s Class A and Class B common stock outstanding immediately prior to the execution of the definitive agreement, current Company stockholders are expected to own approximately 73% of the Company following the contribution, whereas the holders of the issued and outstanding equity interests of MER are expect to own approximately 27% of the Company following the contribution. Consequently, current Company stockholders will, as a general matter, have less influence over the management and policies of the Company following the contribution as compared to their influence over the Company prior to the contribution.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended June 30, 2024, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
April 1 - April 30	1,151	8.16	—	15,440,555
May 1 - May 31	—	—	—	15,440,555
June 1 - June 30	2,412	8.93	—	15,440,555
Total	3,563	$8.68	—

(1)	Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

2.1#

Contribution Agreement, dated July 9, 2024, by and between Solaris Oilfield Infrastructure, Inc., Solaris Oilfield Infrastructure, LLC, John A. Johnson, John Turma, J Turbines, Inc. and KTR Management Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on July 10, 2024).

10.1#

Secured Demand Note, dated July 30, 2024, by and between Solaris Oilfield Infrastructure, LLC and Mobile Energy Rentals LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on August 5, 2024).

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

# The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS OILFIELD INFRASTRUCTURE, INC.

August 9, 2024	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)