Form 10-Q
period 2024-09-30
Solaris Energy Infrastructure, Inc.
filed 2024-11-07
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38090

SOLARIS ENERGY INFRASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5223109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9651 Katy Freeway, Suite 300 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

(281) 501-3070

(Registrant’s telephone number, including area code)

Solaris Oilfield Infrastructure, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	“SEI”	New York Stock Exchange

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

As of October 25, 2024, the registrant had 30,455,600 shares of Class A common stock, $0.01 par value per share, and 30,136,749 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS ENERGY INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “could,” “may,” “continue,” “predict,” “potential,” “plan,” “will,” “should” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic spending and access to capital markets by the markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	uncertainty regarding the methods by which the growing demand for power generation will be met in both the short and long term;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;

●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions, including the MER Acquisition (as defined below);
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,634	$5,833
Restricted cash	97,907	—
Accounts receivable, net of allowances for credit losses of $681 and $104, respectively	50,321	44,916
Accounts receivable - related party	6,444	2,378
Other receivables	6,502	—
Prepaid expenses and other current assets	6,059	4,342
Inventories	11,165	6,672
Assets held for sale	—	3,000
Total current assets	197,032	67,141
Property, plant and equipment, net	306,395	325,121
Equipment held for lease, net	212,664	—
Non-current inventories	1,635	1,593
Non-current receivables, net of allowances of $654 and $862, respectively	1,069	1,663
Operating lease right-of-use assets	10,087	10,721
Goodwill	101,007	13,004
Intangible assets, net	73,698	702
Deferred tax assets	34,504	48,010
Other assets	1,396	342
Total assets	$939,487	$468,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,815	$12,654
Accrued liabilities	17,122	20,292
Deferred revenue	7,773	—
Payables related to Tax Receivable Agreement, current portion	3,422	—
Finance lease liabilities, current portion	2,832	2,462
Operating lease liabilities, current portion	1,549	1,385
Long-term debt, current portion	4,063	—
Other current liabilities	2,021	408
Total current liabilities	54,597	37,201
Operating lease liabilities, net of current portion	10,665	11,541
Long-term debt, net of current portion	311,245	30,000
Finance lease liabilities, net of current portion	1,450	2,401
Payables related to Tax Receivable Agreement, net of current portion	68,111	71,530
Other long-term liabilities	44	44
Total liabilities	446,112	152,717
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 30,455 shares and 30,448 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	284	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 30,137 shares and 13,672 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	206,332	188,379
Retained earnings	15,074	17,314
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	221,690	205,983
Non-controlling interest	271,685	109,597
Total stockholders' equity	493,375	315,580
Total liabilities and stockholders' equity	$939,487	$468,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$69,054	$64,427	$203,329	$212,180
Revenue - related parties	5,964	5,249	13,465	17,420
Total revenue	75,018	69,676	216,794	229,600

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	46,923	42,102	132,941	140,977
Depreciation and amortization	10,991	9,179	30,490	26,667
Gain on reversal of property tax contingency	—	—	(2,483)	—
Selling, general and administrative	8,799	6,359	25,048	19,722
Impairment of property, plant and equipment	—	1,423	—	1,423
Other operating expense, net	3,038	613	3,721	150
Total operating costs and expenses	69,751	59,676	189,717	188,939
Operating income	5,267	10,000	27,077	40,661
Interest expense, net	(2,932)	(1,057)	(4,416)	(2,395)
Loss on debt extinguishment	(4,085)	—	(4,085)	—
(Loss) income before income tax expense	(1,750)	8,943	18,576	38,266
Provision for income taxes	(460)	(1,305)	(3,662)	(6,450)
Net (loss) income	(2,210)	7,638	14,914	31,816
Less: net loss (income) related to non-controlling interests	1,242	(2,704)	(5,357)	(11,781)
Net (loss) income attributable to Solaris Energy Infrastructure, Inc.	(968)	4,934	9,557	20,035
Less: income attributable to participating securities	(228)	(241)	(707)	(949)
Net (loss) income attributable to Class A common shareholders	$(1,196)	$4,693	$8,850	$19,086

Earnings per share of Class A common stock – basic	$(0.04)	$0.16	$0.31	$0.64
Earnings per share of Class A common stock – diluted	$(0.04)	$0.16	$0.30	$0.64

Basic weighted-average shares of Class A common stock outstanding	28,377	29,025	28,433	29,919
Diluted weighted-average shares of Class A common stock outstanding	28,377	29,025	43,247	29,919

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2023	30,448	$290	13,672	$—	$188,379	$17,314	$109,597	$315,580
Share repurchases and retirements	(1,108)	(11)	—	—	(7,031)	(858)	(233)	(8,133)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Stock-based compensation	—	—	—	—	1,581	—	770	2,351
Grants of restricted stock, net of forfeitures	1,175	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,686	—	(1,692)	—
Vesting of performance-based restricted stock units	17	—	—	—	45	—	(45)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(182)	(2)	—	—	(1,515)	—	(22)	(1,539)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,648)	—	(3,648)
Net income	—	—	—	—	—	4,317	2,983	7,300
Balance at March 31, 2024	30,350	$283	13,672	$—	$182,723	$17,125	$109,717	$309,848
Stock-based compensation	—	—	—	—	1,905	—	919	2,824
Grants of restricted stock, net of forfeitures	(8)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	29	—	(29)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(31)	—	—	(31)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,641)	—	(3,641)
Net income	—	—	—	—	—	6,208	3,616	9,824
Balance at June 30, 2024	30,338	$283	13,672	$—	$184,626	$19,692	$112,582	$317,183
Issuance of Class B common stock and Solaris LLC units in connection with MER Acquisition	—	—	16,465	—	—	—	186,378	186,378
Transaction with non-controlling interest in connection with MER Acquisition	—	—	—	—	25,254	—	(25,254)	—
Net effect of deferred taxes related to issuance of Class B common stock in connection with MER Acquisition	—	—	—	—	(5,506)	—	—	(5,506)
Vesting of restricted stock	—	1	—	—	242	—	(243)	—
Grants of restricted stock, net of forfeitures	118	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(1)	—	—	—	(18)	—	—	(18)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,650)	—	(3,650)
Stock-based compensation	—	—	—	—	1,734	—	1,105	2,839
Net loss	—	—	—	—	—	(968)	(1,242)	(2,210)
Balance at September 30, 2024	30,455	$284	30,137	$—	$206,332	$15,074	$271,685	$493,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2022	32,937	$317	13,672	$—	$202,551	$12,847	$101,414	$317,129
Share repurchases and retirements	(1,641)	(17)	—	—	(10,543)	(3,295)	(572)	(14,427)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	594	—	—	594
Stock-based compensation	—	—	—	—	1,494	—	660	2,154
Grants of restricted stock, net of forfeitures	781	—	—	—	—	—	—	—
Vesting of restricted stock	—	5	—	—	903	—	(908)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(148)	(1)	—	—	(536)	(384)	(415)	(1,336)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,985)	(1,985)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,656)	—	(3,656)
Net income	—	—	—	—	—	7,569	4,368	11,937
Balance at March 31, 2023	31,929	$304	13,672	$—	$194,463	$13,081	$102,562	$310,410
Share repurchases and retirements	(1,438)	(14)	—	—	(9,222)	(1,990)	(104)	(11,330)
Stock-based compensation	—	—	—	—	1,399	—	647	2,046
Grants of restricted stock, net of forfeitures	(11)	—	—	—	—	—	—	—
Vesting of restricted stock	—	1	—	—	16	—	(17)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(3)	(1)	—	—	(9)	(2)	(7)	(19)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,388)	—	(3,388)
Net income	—	—	—	—	—	7,532	4,709	12,241
Balance at June 30, 2023	30,477	$290	13,672	$—	$186,647	$15,233	$106,286	$308,456
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	(536)	—	—	(536)
Stock-based compensation	—	—	—	—	1,387	—	653	2,040
Grants of restricted stock, net of forfeitures	102	—	—	—	—	—	—	—
Vesting of restricted stock	—	1	—	—	209	—	(210)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(1)	—	—	—	(7)	2	(4)	(9)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,504)	(1,504)
Dividends paid ($0.11 per share of Class A common stock)	—	—	—	—	—	(3,358)	—	(3,358)
Net income	—	—	—	—	—	4,934	2,704	7,638
Balance at September 30, 2023	30,578	$291	13,672	$—	$187,700	$16,811	$107,925	$312,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$14,914	$31,816
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,490	26,667
Impairment of property, plant and equipment	—	1,423
Loss on disposal of assets	75	604
Stock-based compensation	7,549	5,830
Loss on debt extinguishment	4,085	—
Amortization of debt financing costs	1,048	114
Inventory write-off	327	—
Allowance for credit losses	369	160
Deferred income tax expense	3,194	6,019
Change in payables related to Tax Receivable Agreement	(39)	—
Other	(76)	(178)
Changes in operating assets and liabilities:
Accounts receivable	2,293	16,088
Accounts receivable - related party	(4,066)	(2,140)
Prepaid expenses and other assets	(1,874)	(1,400)
Inventories	(2,410)	(5,020)
Accounts payable	(1,681)	(6,469)
Accrued liabilities	(1,339)	(7,744)
Deferred revenue	(4,109)	—
Property tax contingency	(2,483)	—
Payments pursuant to Tax Receivable Agreement	—	(1,092)
Net cash provided by operating activities	46,267	64,678
Cash flows from investing activities:
MER Acquisition, net of cash acquired	(122,065)	—
Receivable from Sellers	(6,502)	—
Investment in property, plant and equipment and equipment held for lease	(61,768)	(57,117)
Cash received from insurance claims	326	122
Proceeds from disposal of property, plant and equipment	60	2,165
Short-term loan to MER	(29,750)	—
Repayment of short-term loan from MER	29,750	—
Net cash used in investing activities	(189,949)	(54,830)
Cash flows from financing activities:
Share repurchases and retirements	(8,092)	(25,757)
Distributions to non-controlling interest unitholders	(4,923)	(4,993)
Dividends paid to Class A common stock shareholders	(10,939)	(10,402)
Payments under finance leases	(2,153)	(1,908)
Proceeds from issuance of insurance notes payable	3,553	1,520
Payments under insurance premium financing	(1,942)	(1,237)
Cancelled shares withheld for taxes from vesting of restricted stock	(1,588)	(1,364)
Borrowings from debt financing	362,000	35,000
Repayments of debt financing	(67,000)	(6,000)
Payments of fees related to debt extinguishment	(3,976)	—
Payments for debt financing costs	(10,550)	(91)
Net cash provided by (used in) in financing activities	254,390	(15,232)

Net increase (decrease) in cash, cash equivalents and restricted cash	110,708	(5,384)
Cash and cash equivalents at beginning of period	5,833	8,835
Cash, cash equivalents and restricted cash at end of period	$116,541	$3,451

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$345	$202
Capitalized stock-based compensation	465	410
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	2,073	588
Reclassification of assets held for sale to property, plant and equipment	3,000	—
Additions to property, plant and equipment through finance leases	1,352	2,012
Non-cash financing, issuance of common stock for MER Acquisition	186,378	—
Supplemental cash flow disclosure:
Interest paid	$2,010	$2,079
Interest received	766	98
Income taxes paid	520	478

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

1.    Business and Basis of Presentation

Business

Solaris Energy Infrastructure, Inc. (referred to as the “Company”, “we”, “us”, “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries provide mobile and scalable equipment-based solutions for use in distributed power generation as well as the management of raw materials used in the completion of oil and natural gas wells. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including energy, data centers, and other commercial and industrial sectors. Solaris delivers these offerings through its Solaris Logistics Solutions and Solaris Power Solutions business segments.

Solaris Logistics Solutions designs and manufactures specialized equipment, which combined with field technician support, last mile and mobilization logistics services and software solutions, enables the Company to provide a service offering that helps oil and natural gas operators and their suppliers drive efficiencies that reduce operational footprint and costs during the completion phase of well development. The Company services most active oil and natural gas basins in the United States.

Solaris Power Solutions, recently established following the acquisition of Mobile Energy Rentals LLC (“MER”), provides mobile power generation solutions through equipment lease arrangements. On September 11, 2024, Solaris, through its subsidiary Solaris Energy Infrastructure, LLC (“Solaris LLC”), completed the acquisition of MER. MER operates throughout the United States, providing configurable sets of primarily natural gas-powered mobile turbines and ancillary equipment to energy, data center, and other commercial and industrial end-markets. This acquisition provided Solaris entry into the large and growing distributed power solutions market, both enhancing our position as a mobile equipment and logistics solution provider to the oil and gas industry and also diversifying our end market exposure.

In connection with the acquisition, we amended our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and the Second Amended and Restated Limited Liability Company Agreement of Solaris LLC to reflect our new names: changing “Solaris Oilfield Infrastructure, Inc.” to “Solaris Energy Infrastructure, Inc.” and “Solaris Oilfield Infrastructure, LLC” to “Solaris Energy Infrastructure, LLC,” respectively. These amendments became effective on September 11, 2024. Additionally, our ticker symbol was updated to “SEI,” effective on the New York Stock Exchange at the start of trading on September 12, 2024. The results of operations of MER are included in our accompanying condensed consolidated financial statements from the closing date of the acquisition through September 30, 2024. See Note 2. “MER Acquisition” below for further details regarding the acquisition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

These consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. All material intercompany transactions and balances have been eliminated upon consolidation. Operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

2.    MER Acquisition

On September 11, 2024, we completed the acquisition of 100% of the outstanding equity interests in MER, in accordance with the contribution agreement dated July 9, 2024 (the “MER Acquisition”). The integration of our legacy business with MER’s operations is expected to enhance our capabilities in providing mobile, configurable equipment solutions and logistics services to our customers across various industries.

The MER Acquisition was accounted for using the acquisition method of accounting for business combinations. The fair value of the total purchase consideration transferred was $323.1 million, consisting of the following amounts:

Amount
Issuance of 16,464,778 Solaris LLC units and an equal number of Class B Common Stock (the "equity consideration")	$186.4
Cash Paid for Capital Expenditures Reimbursement	77.1
Initial Cash Consideration (net of initial working capital adjustments)	44.9
Cash Paid for MER's Closing Cash Balance	14.7
Fair Value of Total Purchase Consideration Transferred	$323.1

The fair value of the equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $11.32 per share. Although not publicly traded, the equity consideration is exchangeable on a one-for-one basis for shares of Class A common stock. Additionally, the Class B common stock possess identical economic and voting rights as the Class A common stock.

According to the contribution agreement, if Solaris has any indemnity claim against the sellers of the acquired business (the “Sellers”), the Sellers will satisfy such claims by surrendering a portion of the equity consideration, up to a maximum of 3,305,891 Class B common shares (the “indemnity equity”). In the absence of indemnity claims, half of the indemnity equity will be released on the 9-month anniversary of the acquisition closing date, with the remaining half released on the 18-month anniversary.

The equity consideration is subject to contractual sale restrictions, resulting from a lock-up period of 180 days following the acquisition closing date, as stipulated in the lock-up agreements between the Sellers and Solaris. The restrictions on indemnity equity will remain in effect until the respective release dates.

Additionally, the cash consideration was equal to $60.0 million subject to certain adjustments, including net working capital to be delivered upon closing of the MER Acquisition. We have 90 calendar days from the acquisition closing date to finalize the determination of the cash consideration. Our preliminary calculations of working capital adjustments indicate that the initial cash consideration paid at closing was overstated, resulting in a balance due from the Sellers of $6.5 million, which is classified as other receivables in the condensed consolidated balance sheets. This estimated adjustment to the cash consideration has not been finalized and is therefore subject to change. Any changes to other receivables would result in an offsetting change to goodwill.

The table below outlines our preliminary allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values at the acquisition closing date.

Amount
Cash	$14.7
Accounts receivable	7.5
Inventories	2.5
Prepaid expenses and other current assets	0.1
Property and equipment and equipment held for lease	158.7
Operating lease right-of-use assets	0.4
Intangible assets - customer relationships (1)	65.9
Intangible assets - trademarks (2)	8.0
Total assets acquired	$257.8

Accounts payable	$5.0
Accrued liabilities	0.7
Deferred revenue	11.9
Operating lease liabilities	0.4
Finance lease liabilities	0.2
Deferred tax liabilities	4.5
Total liabilities assumed	$22.7

Net assets acquired	235.1

Goodwill	$88.0
(1)	Customer relationships are being amortized over a 10-year life.
(2)	Trademarks are being amortized over a 5-year life.

The fair value of the acquired property and equipment and equipment held for lease was determined using both cost and market approaches. The cost approach was primarily employed, which involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish a fair market value. The valuation methods used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships and the relief from royalty method for trademarks. Several significant assumptions were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, contributory asset charges, discount rates and estimated useful lives of the intangible assets. These identifiable intangible assets have finite lives and are subject to amortization over their estimated useful lives.

The value assigned to goodwill in connection with the business combination is $88.0 million. This goodwill has been allocated to our Solaris Power Solutions segment and represents the excess of the purchase price over the fair value of identifiable net assets acquired, reflecting the assembled workforce and expected growth opportunities available to us resulting from the MER Acquisition. The amount of goodwill deductible for tax purposes is $18.5 million. Additionally, goodwill was increased by the deferred tax liability associated with the fair market value exceeding the tax basis of the acquired assets. Goodwill is not subject to amortization but is tested for impairment annually, or more frequently if indicators of impairment arise.

Due to the timing of the MER Acquisition’s completion, the purchase price and related allocation are preliminary and may be revised. Adjustments could arise from changes to the purchase price, additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain intangible assets acquired and liabilities assumed, contractual relationships, intangible assets, certain working capital items, deferred income taxes and residual goodwill. These adjustments to the purchase price allocation could be significant. The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.

In connection with the MER Acquisition, we incurred acquisition-related costs of $3.1 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. These costs primarily consisted of legal and consulting fees and are included in “other operating expense, net” in our condensed consolidated statement of operations.

The following table reflects pro forma revenues and net income for the three months and nine months ended September 30, 2024 and 2023, assuming the acquisition occurred on January 1, 2023. It also includes non-recurring pro forma adjustments to exclude the aforementioned acquisition-related costs. These unaudited pro forma amounts are not necessarily indicative of the actual results that would have been achieved during the periods presented, nor do they predict future performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$91.4	$70.3	$242.8	$230.8
Net income (loss)	$2.8	$(0.8)	$8.3	$3.8

For the three and nine months ended September 30, 2024, our condensed consolidated statements of operations included revenue of $4.7 million and pre-tax income of $1.7 million from the MER Acquisition.

3.    Business Segments

Prior to the completion of the MER Acquisition, we operated as a single segment which reflected how our business was managed and the nature of our services. Following the MER Acquisition, we re-evaluated our reportable segments and now report two distinct business segments. These segments differ by their revenue generating activities and align with how our chief operating decision maker assesses operating performance and allocates resources.

Our reporting segments are:

●	Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’ equipment-based logistics services includes field technician support, software solutions, and may also include last mile and mobilization services.
●	Solaris Power Solutions – provides configurable sets of natural gas-powered mobile turbines and ancillary equipment. This segment primarily leases equipment to data center and oilfield customers and is focused on continuing to grow its services with these customers as well as across multiple commercial and industrial end-markets.

We evaluate the performance of our business segments based on certain financial information, including Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We defined Adjusted EBTIDA as EBITDA plus stock-based compensation, loss on debt extinguishment, and certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

Summarized financial information by business segment is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Solaris Logistics Solutions	$70.3	$69.7	$212.1	$229.6
Solaris Power Solutions	4.7	—	4.7	—
Total revenues	$75.0	$69.7	$216.8	$229.6

Capital expenditures
Solaris Logistics Solutions	$1.7	$16.6	$5.5	$56.2
Solaris Power Solutions	56.0	—	56.0	—
Total segment capital expenditures	$57.7	$16.6	$61.5	$56.2
Corporate capital expenditures	—	0.4	0.3	0.9
Consolidated capital expenditures	$57.7	$17.0	$61.8	$57.1

Adjusted EBITDA
Solaris Logistics Solutions	$24.4	$27.5	$78.5	$88.7
Solaris Power Solutions	3.1	—	3.1	—
Total segment adjusted EBITDA	$27.5	$27.5	$81.6	$88.7

The financial information by business segment for prior periods has been restated to reflect the changes in reportable segments.

The following table presents a reconciliation of total segment adjusted EBITDA to (loss) income before income tax expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Total segment adjusted EBITDA	$27.5	$27.5	$81.6	$88.7
Depreciation and amortization	(11.0)	(9.2)	(30.5)	(26.7)
Interest expense, net	(2.9)	(1.1)	(4.4)	(2.4)
Loss on extinguishment of debt	(4.1)	—	(4.1)	—
Corporate expenses	(5.3)	(4.1)	(15.9)	(13.3)
Property tax contingency	—	—	2.5	—
Accrued property tax	—	—	1.8	—
Stock-based compensation expense	(2.7)	(1.9)	(7.5)	(5.8)
Impairment of fixed assets	—	(1.4)	—	(1.4)
Acquisition-related costs	(3.1)	—	(3.9)	—
Other	(0.2)	(0.9)	(1.0)	(0.8)
(Loss) income before income tax expense	$(1.8)	$8.9	$18.6	$38.3

Segment assets are presented below.

	September 30,	December 31,
	2024	2023
Segment assets:
Solaris Logistics Solutions	$381.6	$401.1
Solaris Power Solutions	392.3	—
Total segment assets	$773.9	$401.1
Corporate assets	165.6	67.2
Consolidated assets	$939.5	$468.3

4.    Summary of Significant Accounting Policies

(a) Recently Issued Accounting Standards

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

In December 2023, the FASB issued ASU No. 2023-09, Income Texas (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of information included in a reporting entity’s income tax disclosures through effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

(b) Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Restricted Cash

Restricted cash includes amounts that are limited in their use due to contractual agreements or are designated for specific purposes and are not readily available for general use. In our condensed consolidated balance sheets, we classify these amounts as restricted cash. As of September 30, 2024, our restricted cash consisted of the unutilized portion of proceeds from our Term Loan Agreement (See Note 10. Debt) and is restricted for capital expenditures.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that total to the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$18.6	$5.8
Restricted Cash	97.9	—
Cash and cash equivalents and restricted cash	$116.5	$5.8

(d) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the net amount expected to be collected. We record accounts receivable at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, we apply a case-by-case review on individual trade receivables when deemed appropriate. The related expense associated with the recognition of the allowance for credit losses was included in other operating expense on our condensed consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are written off against the allowance for credit losses when our customers’ financial condition deteriorates, impairing their ability to make payments, including in cases of customer bankruptcies.

For receivables related to leasing arrangements, we typically collect the first and last month’s consideration. Consequently, we believe our exposure to losses on these leasing arrangements is fully cash collateralized, and therefore no significant allowance for uncollectible accounts is deemed necessary.

The following activity related to our allowance for credit losses on customer receivables reflects the estimated impact of the current economic environment on our receivable balance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1.1	$0.4	$1.0	$0.4
Provision for credit losses, net of recoveries	0.2	0.1	0.3	0.1
Write-offs	—	(0.2)	—	(0.2)
Balance at end of period	$1.3	$0.3	$1.3	$0.3

(e) Inventories

Inventories managed in our Solaris Logistics Solutions segment primarily consist of raw materials used in the manufacturing and maintenance of the Company’s oil and gas logistics equipment. Inventories managed in our Solaris Power Solutions segment primarily consist of maintenance spare parts for equipment held for lease.

Our inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is determined by considering quality, excessive levels, obsolescence and usage levels of inventory in our manufacturing and maintenance processes. Inventory on hand for longer than 12 months that is not determined to be obsolete is classified as non-current on our condensed consolidated balance sheets. Adjustments to reduce inventory to its net realizable value, when the weighted average costs exceed that value, are recognized as losses in the cost of revenue in the condensed consolidated statements of operations, including write-downs for obsolete inventory.

(f) Property, plant and equipment and equipment held for lease

Property, plant and equipment and equipment held for sale are stated at cost or fair value for assets acquired in a business combination, less accumulated depreciation. Depreciation is primarily calculated using the straight-line method over the estimated useful lives of the assets. Certain assets classified under Power Generation – Ancillary Equipment are depreciated using the units of production method.

Useful Life
Equipment held for lease
Power Generation - Turbine	25 years
Power Generation - Ancillary Equipment	3 - 20 years

Property, plant and equipment
Oil and gas logistics equipment	Up to 15 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 10 years
Vehicles	5 years
Buildings and leasehold improvements	15 years

Expenses for maintenance and repairs are charged to operations as incurred, while betterments that increase the value or significantly extend the life of the related assets are capitalized.

Property, plant and equipment and equipment held for lease are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

(g) Definite-lived Intangible Assets

Intangibles assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. These assets are amortized over their estimated useful lives in a manner that reflects the pattern of economic benefits derived from the assets. Specifically, trademarks are amortized over five years, while customer relationships are amortized over 10 years, aligning with the estimated economic benefit.

Intangible assets are reviewed for impairment whenever indicators of potential impairment are present.

(h) Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that impairment may exist. Factors such as adverse economic conditions, competition or changes in market dynamics may require more frequent assessments.

We assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If such conditions are identified, we then perform a quantitative analysis, comparing the fair value of the reporting unit to its carrying amount to assess for impairment.

The following table presents the changes in the carrying amount of goodwill by reportable segment.

	Solaris Logistics Solutions	Solaris Power Solutions	Total
Balance at December 31, 2023	$13.0	$—	$13.0
Acquisition of MER	—	88.0	88.0
Balance at September 30, 2024	$13.0	$88.0	$101.0

(i) Revenue

Service Revenue

We recognize revenue based on the transfer of control to the customer, reflecting the consideration expected to be received in exchange for our services and products. We assess customers’ ability and intention to pay based on factors such as historical payment experience and financial condition, and we typically bill customers on a weekly or monthly basis. Contracts with customers are generally on thirty- to sixty-day payment terms.

Contracts may include bundled pricing covering multiple performance obligations, such as combinations of systems, mobilization services and sand transportation coordination. In these instances, we allocate the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize revenue as control of each product or service is transferred to the customer.

Variable consideration may include discounts, price concessions and incentives. We estimate variable consideration based on the expected amount to be received and accrue revenue to reflect updates related to variable consideration as performance obligations are fulfilled.

Leasing Revenue

Leasing revenue, arising from the MER Acquisition, is accounted for under ASC 842, “Leases.” These arrangements are classified as operating leases due to their short-term nature, lack of transfer of ownership and absence of bargain purchase options. Additionally, our leasing arrangements do not include residual value guarantees. Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased asset. Lease payments are generally fixed, with no significant variable lease payments. Leasing arrangements may be renewed on a month-to-month basis, subject to price negotiations with customers.

Disaggregation of Revenue

We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments, into service revenue recognized under ASC 606, “Revenues from Contracts with Customers,” and leasing revenue recognized under ASC 842. The table below presents information on our disaggregated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Solaris Logistics Solutions
Service revenue	$70.3	$69.7	$212.1	$229.6
Solaris Power Solutions
Leasing revenue	4.7	—	4.7	—
Total revenue	$75.0	$69.7	$216.8	$229.6

Deferred Revenue

Deferred revenue arises from our leasing arrangements and consists of amounts received in advance that have not yet been earned. It may also include uncollected amounts related to the final month’s rent that have been billed.

(j) Business Combinations

Business combinations are accounted for using the acquisition method. Under this approach, we recognize the assets acquired and liabilities assumed at their fair values as of the acquisition date. Any excess of the acquisition price over the fair values of the identifiable assets and liabilities is recorded as goodwill, provided that the criteria for defining a business are met.

For significant acquisitions, we engage third-party appraisal firms to help determine the fair values of certain assets and liabilities, utilizing techniques such as discounted cash flows and other relevant valuation methods. Acquisition-related costs are expensed as incurred.

We may adjust the fair values of acquired assets and assumed liabilities during the measurement period, which lasts until we have all relevant information regarding the facts and circumstances that existed as of the acquisition date, not to exceed one year from the acquisition date. Adjustments made during this period will be recognized in the period they are determined, including any impacts on earnings that would have been recorded in previous periods if the accounting had been finalized at the acquisition date.

Estimating the fair values of assets and liabilities in business combinations requires significant judgment. These estimates rely on both observable and unobservable inputs, making them susceptible to variability and sensitive to changes in market conditions. As a result, future changes in these inputs may significantly affect our consolidated financial statements.

(k) Fair Value Measurements

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

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, including insurance premium financing, as reflected in our condensed consolidated balance sheets, approximates fair value due to their short-term nature.

Additionally, the carrying amounts outstanding under our debt agreements with variable rates, as reflected in our condensed consolidated balance sheets, approximates fair value as the effective interest rate approximates market rates. The carrying value of amounts outstanding under our finance and operating lease obligations, as reflected in our condensed consolidated balance sheets, approximates fair value as the borrowing rates approximate market rates.

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2024	2023
Oil and gas logistics equipment	$447.2	$434.4
Logistics equipment in process	15.3	21.1
Vehicles	14.7	13.5
Machinery and equipment	6.4	5.8
Buildings	4.9	4.9
Computer hardware and software	4.5	3.9
Land	0.6	0.6
Furniture and fixtures	1.4	1.3
Property, plant and equipment, gross	$495.0	$485.5
Less: accumulated depreciation	(188.6)	(160.4)
Property, plant and equipment, net	$306.4	$325.1

During the three and nine months ended September 30, 2024, we recorded depreciation expense of $9.4 million and $28.6 million, respectively. During the three and nine months ended September 30, 2023, we recorded depreciation expense of $9.0 million and $26.1 million, respectively.

During the nine months ended September 30, 2024, we reclassified $3.0 million of systems and related equipment from assets held for sale to property, plant and equipment as these assets no longer met the criteria for being classified as held for sale.

6.    Equipment Held for Lease

Equipment held for lease is due to the recent MER Acquisition and represents equipment used in our leasing activities. The assets classified as equipment held for sale consist of the following:

September 30,
2024
Power Generation - Turbine	$100.8
Power Generation - Ancillary Equipment	49.6
Construction in progress	63.2
Equipment held for lease, gross	$213.6
Less: accumulated depreciation	(0.9)
Total Equipment held for lease, net	$212.7

Included in our equipment held for lease is construction in progress, which represents deposits and progress billings paid to suppliers for turbines and other equipment that has not yet been delivered. We expect to begin depreciating this equipment once it is delivered and ready for use, anticipated within the next twelve months.

During the three and nine months ended September 30, 2024, we recorded depreciation expense of $0.9 million. During the three and nine months ended September 30, 2023, we did not record depreciation expense.

4

7.    Intangible Assets

Intangible assets consist of the following.

		Accumulated	Net Book
	Gross	Amortization	Value
As of September 30, 2024:
Customer relationships	$70.7	$(5.0)	$65.7
Trademarks	8.0	(0.1)	7.9
Software & patents	0.4	(0.3)	0.1
Total identifiable intangibles	$79.1	$(5.4)	$73.7

As of December 31, 2023:
Customer relationships	$4.7	$(4.1)	$0.6
Software & patents	0.4	(0.3)	0.1
Total identifiable intangibles	$5.1	$(4.4)	$0.7

Total intangible assets of $73.9 million were acquired in the MER Acquisition. Refer to Note 2. “MER Acquisition” for additional information.

During the three and nine months ended September 30, 2024, we recorded amortization expense of $0.6 million and $1.0 million, respectively. During the three and nine months ended September 30, 2023, we recorded amortization expense of $0.2 million and $0.5 million, respectively.

As of September 30, 2024, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder of)	$2.2
2025	8.2
2026	8.2
2027	8.2
2028	8.2
Thereafter	38.7
Total estimated amortization expense	$73.7

The weighted average remaining useful life of intangible assets as of September 30, 2024, was 9.3 years. Weighted average by asset class is presented below:

Weighted-Average Useful Life
Customer relationships	9.8 years
Trademarks	5.0 years
Software & patents	8.4 years

8.    Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Property, plant and equipment	$—	$0.8
Employee-related expenses	6.4	7.6
Selling, general and administrative	1.7	1.3
Cost of revenue	4.6	3.5
Excise, franchise and sales taxes	1.5	1.5
Ad valorem taxes	1.0	5.6
Interest payable	1.9	—
Accrued liabilities	$17.1	$20.3

9.    Other Current Liabilities

As of September 30, 2024 and December 31, 2023, the other current liabilities balance consisted of insurance premium financing of $2.0 million and $0.4 million, respectively.

During the nine months ended September 30, 2024, we entered into insurance premium financing agreements with an aggregate financed amount of $3.6 million. The notes carry an annual interest rate of 8.1% and require monthly payments of approximately $0.3 million, due from May 2024 to April 2025. The remaining principal outstanding on these loans as of September 30, 2024 was $2.0 million.

During the nine months ended September 30, 2023, we entered into an insurance premium financing agreement with a financed amount of $1.5 million. The note carried an annual interest rate of 8.0% and required monthly payments of approximately $0.1 million, due from June 2023 to April 2024. The remaining principal outstanding on this loan as of December 31, 2023 was $0.4 million.

10.    Debt

Below is an overview of our outstanding debt.

	September 30,	December 31,
	2024	2023
Revolving credit facility	$—	$30.0
Term loan	325.0	—
Less: unamortized debt financing costs	(9.7)	—
Total debt, net of debt financing costs	315.3	30.0
Less: current portion of long-term debt	(4.1)	—
Long-term debt	$311.2	$30.0

Term Loan Agreement

On September 11, 2024, Solaris and certain of its subsidiaries entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Banco Santander, S.A. New York Branch, as administrative agent, and Silver Point Finance, LLC, as collateral agent, along with other participating lenders. Under the Term Loan Agreement, the lenders provided term loans totaling $325.0 million. Solaris utilized a portion of the proceeds to fund the MER Acquisition, with the remaining funds restricted for capital expenditures.

The borrowings under the Term Loan Agreement bear a variable interest rate, at Solaris’s option, equal to either Term SOFR plus an applicable margin or the Base Rate (as defined in the Term Loan Agreement) plus an applicable margin. The applicable margin is 5.0% for Base Rate loans and 6.0% for Term SOFR loans, subject to adjustments of up to an additional 0.25% based on Solaris’s then-current leverage ratio if certain conditions are not met. Interest expense is recognized using the effective interest method over the term of the loan with interest payments beginning in October 2024.

In connection with the Term Loan Agreement, Solaris incurred debt financing costs of $9.8 million, comprised of $6.5 million paid directly to lenders and $3.3 million incurred from third parties. These costs are recorded as a reduction of the carrying amount of the debt and will be recognized as interest expense in the statements of operations over the term of the loan using the effective interest method.

The Term Loan Agreement imposes customary covenants, including limitations on Solaris’s and its subsidiaries’ ability to incur additional debt, grant liens, and make dispositions, investments and restricted payments. Financial covenants require Solaris to maintain a ratio of consolidated annualized EBITDA minus unfinanced capital expenditures and cash taxes to fixed charges (including interest payments, principal repayments and certain dividend payments) of at least 1:25:1.00 as of the last day of each fiscal quarter, beginning with the fiscal quarter ending September 30, 2025. Additionally, Solaris must maintain a ratio of consolidated net debt (subject to cash netting limitations) to consolidated annualized EBITDA of no greater than 3.25:1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025, and no greater than 3.00:1.00 for each fiscal quarter thereafter.

Repayment of borrowings will begin in quarterly installments on September 30, 2025, at a rate of 1.25% of the original principal amount, subject to certain adjustments for prepayments. Prior to September 11, 2027, borrowings may be voluntarily prepaid, subject to a call protection amount as outlined in the Term Loan Agreement. After September 11, 2027, prepayments may be made without penalty or premium. Solaris is also required to make prepayments from proceeds of certain indebtedness, upon the issuance of equity securities, and beginning with the fiscal quarter ending September 30, 2025, based on a percentage of excess cash flow, governed by a leverage-based grid outlined in the Term Loan Agreement. The outstanding amounts will mature on September 11, 2029.

To secure the borrowings, Solaris and its subsidiaries have pledged substantially all their assets as collateral for the benefit of the lenders. Borrowings are subject to acceleration upon customary events of default, including failure to pay principal or interest, violations of covenants and defaults on other indebtedness.

As of September 30, 2024, an outstanding principal amount of $4.1 million is presented as current debt in our condensed consolidated balance sheets.

Revolving Credit Facility

On September 11, 2024, Solaris extinguished its prior revolving credit facility, which was settled using proceeds from the Term Loan Agreement. A loss on debt extinguishment of $0.1 million was recorded in the statements of operations, reflecting the difference between the carrying amount of the extinguished debt and the consideration paid.

On October 2, 2024, Solaris and certain of its subsidiaries entered into a new revolving credit facility with Bank of America, acting as agent for the participating lenders. The facility provides for borrowings up to the lesser of $75.0 million and a borrowing base determined by a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At Solaris’s option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million. Additionally, up to $10.0 million of the facility is available for the issuance of letters of credit by the agent. Solaris intends to use the proceeds from this revolving credit facility for working capital and other corporate purposes. This facility matures on October 2, 2029, with provisions for earlier termination under specific conditions. As of September 30, 2024, Solaris incurred debt financing costs of $1.1 million related to this new facility, which are recorded as non-current asset in our condensed consolidated balance sheets and will be amortized as interest expense in the statements of operations over the term of the facility using the straight-line method.

Senior Secured Bridge Term Loan Facility

On July 9, 2024, Solaris secured committed financing from Banco Santander, S.A., New York Branch, TCBI Securities, Inc. dba Texas Capital Securities, and Woodforest National Bank in the form of a $300.0 million senior secured bridge term loan facility in anticipation of the MER Acquisition, which was completed on September 11, 2024. Since alternative financing through the Term Loan Agreement was obtained on the acquisition closing date, Solaris extinguished the bridge term loan facility, which had not been utilized, on the same date. A loss on debt extinguishment of $3.9 million was recorded on the condensed consolidated statement of operations, reflecting the unamortized portion of debt financing costs associated with securing the bridge financing.

Payments of Debt Obligations Due by Period

As of September 30, 2024, the schedule of the repayment requirements of long-term debt is as follows:

Year Ending December 31,	Principal Amount of Long-Term Debt
2024 (remainder of)	$—
2025	8.1
2026	16.2
2027	16.3
2028	16.3
Thereafter	268.1
Total future principal debt payments	$325.0

11.    Equity and Noncontrolling Interest

Dividends

Solaris LLC paid dividend distributions totaling $5.3 million and $4.9 million to all Solaris LLC unitholders in the three months ended September 30, 2024 and 2023, respectively, of which $3.7 million and $3.4 million was paid to Solaris Energy Infrastructure, Inc. (“Solaris Inc.”). Solaris LLC paid dividend distributions totaling $15.9 million and $14.9 million to all Solaris LLC unitholders in the nine months ended September 30, 2024 and 2023, respectively, of which $10.9 million and $10.4 million was paid to Solaris Inc. Solaris Inc. used the proceeds from the distributions to pay quarterly cash dividends to all holders of shares of Class A common stock.

Share Repurchase Program

On March 1, 2023, the Company’s board of directors authorized a share repurchase plan to repurchase up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the three months ended September 30, 2024, Solaris Inc. did not purchase and retire any shares of the Company’s Class A common stock. During the nine months ended September 30, 2024, Solaris Inc. purchased and retired 1,108,349 shares of the Company’s Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of September 30, 2024, we had purchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining available for future repurchases authorized under the share repurchase plan. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. As of September 30, 2024, we recorded accrued stock repurchase excise tax of $0.3 million in accrued liabilities in the condensed consolidated balance sheets.

Noncontrolling Interest

Solaris Inc. serves as the sole managing member of Solaris LLC and consolidates Solaris LLC in its consolidated financial statements. Noncontrolling interest represents Solaris LLC units held by members other than Solaris Inc.

In connection with the acquisition of MER by Solaris Inc. and Solaris LLC, Solaris LLC issued 16,464,778 Solaris LLC units to the Sellers as part of the purchase consideration, thereby increasing the noncontrolling interest in Solaris

LLC to 51% as of September 30, 2024. Concurrently, an equal number of shares of Class B common stock of Solaris Inc. were issued by Solaris Inc. to the Sellers.

Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator (in millions)
Net (loss) income attributable to Solaris Energy Infrastructure, Inc.	$(1.0)	$4.9	$9.6	$20.0
Less: income attributable to participating securities (1)	(0.2)	(0.2)	(0.7)	(0.9)
Net (loss) income attributable to common stockholders - basic	$(1.2)	$4.7	$8.9	$19.1
Net income attributable to non-controlling interest (2)	—	—	4.2	—
Net (loss) income attributable to common stockholders - diluted (2)	$(1.2)	$4.7	$13.1	$19.1

Denominator
Weighted average number of unrestricted outstanding common shares - basic	28,376,993	29,025,293	28,432,907	29,919,094
Effect of dilutive Class B common stock	—	—	14,813,689	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	28,376,993	29,025,293	43,246,596	29,919,094

Earnings per share of Class A common stock - basic	$(0.04)	$0.16	$0.31	$0.64
Earnings per share of Class A common stock - diluted	$(0.04)	$0.16	$0.30	$0.64

(1)	The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.
(2)	The numerator for diluted earnings per share is adjusted under the if-converted method to include net income attributable to the non-controlling interest, calculated as its pre-tax income adjusted for a corporate effective tax rate of 22.0% for the nine months ended September 30, 2024.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class B common stock	17,072,306	13,671,971	—	13,671,971
Restricted stock awards	1,996,812	1,505,675	1,888,161	1,466,069
Performance-based restricted stock units	826,875	270,373	709,883	134,488
Stock options	6,605	6,605	6,605	6,605
Total	19,902,598	15,454,624	2,604,649	15,279,133

12. Income Taxes

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

For the three months ended September 30, 2024 and 2023, we recognized a combined United States federal and state expense for income taxes of $0.5 million and $1.3 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized a combined United States federal and state expense for income taxes of $3.7 million and $6.5 million, respectively. The effective combined United States federal and state income tax rates were -26.3% and 14.6% for the three months ended September 30, 2024 and 2023, respectively. The effective combined United States federal and state income tax rates were 19.7% and 16.9% for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

On May 17, 2017, in connection with its initial public offering, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of September 30, 2024, our liability under the Tax Receivable Agreement was $71.5 million, of which $3.4 million was current, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our initial public offering or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

13.  Concentrations

For the three months ended September 30, 2024, three customers accounted for 21%, 13% and 10% of revenues. For the three months ended September 30, 2023, two customers accounted for 13% and 12% of revenues. For the nine months ended September 30, 2024, three customers accounted for 17%, 13%, and 11% of revenues. For the nine months ended September 30, 2023, three customers accounted for 12%, 12% and 11% of revenues. As of September 30, 2024, two customers accounted for 21% and 12% of accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of accounts receivable.

For the three months ended September 30, 2024, two suppliers accounted for 28% and 23% of total purchases. For the three months ended September 30, 2023, one supplier accounted for 11% of total purchases. For the nine months ended September 30, 2024, three suppliers accounted for 17%, 14% and 10% of total purchases. For the nine months ended September 30, 2023, one supplier accounted for 10% of total purchases. As of September 30, 2024, three suppliers accounted for 11%, 11% and 11% of accounts payable. As of December 31, 2023, two suppliers accounted for 17% and 12% of accounts payable.

14.  Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. A final ruling from the Eastland Court of Appeals was received on April 18, 2024. The appellate court ruled in our favor and upheld most, but not all, of our disputed property tax exemptions. On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District for $0.9 million. As a result, in nine months ended September 30, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the cost of revenue in our condensed consolidated statements of operations.

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

On February 28, 2024, the Company was served with a lawsuit by Masaba Inc. in the Wyoming District Court related to alleged intellectual property infringement (the “Lawsuit”). The complaint was later amended to name the Company’s subsidiaries Solaris Oilfield Sites Services Operating, LLC (“SOSSO”) and Solaris Oilfield Site Services Personnel, LLC (“SOSSP”) as defendants. The complaint seeks, among other relief, unspecified compensatory damages, rescission, pre-judgment and post-judgment interest, costs and expenses. On July 19, 2024, SOSSO and SOSSP petitioned the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) to institute inter partes review (“IPR”) of all claims of the patent asserted in this lawsuit (U.S. Patent No. 11,780,689). Pursuant to the parties’ joint request, the district court case was stayed on August 7, 2024 pending the completion of the requested IPR. The USPTO is scheduled to issue its institution decision on the IPR petition in late January 2025. The Company believes that the claims asserted in the Lawsuit are without merit and will vigorously defend against them. At this time, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Purchase Obligations

In the normal course of business, the Company enters into purchase obligations for products and services, primarily related to its power equipment, service equipment and parts for manufacturing equipment. As of September 30, 2024, the Company had significant purchase commitments for power equipment driven by its new business segment, Solaris Power Solutions. These obligations total $219.2 million, with $119.7 million due in 2024 and $99.5 million due in 2025. The Company plans to fund these commitments using proceeds from its recent debt financing and cash flow from operations.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.4 million as of September 30, 2024. Refer to Note 15. “Related Party Transactions” below for additional information regarding related party transactions recognized.

15.  Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the condensed consolidated statement of operations. For the three months ended September 30, 2024 and 2023, Solaris LLC paid $0.1 million and $0.3 million, respectively, for these services. For the nine months ended September 30, 2024 and 2023, Solaris LLC paid $0.3 million and $0.8 million, respectively, for these services. As of September 30, 2024 and December 31, 2023, the Company included $0.1 million and $0.1 million, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of September 30, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively, “THRC”), owned shares representing 10.4% of the outstanding shares of the Company’s Class A common stock, which also represents 5.2% of total voting shares. THRC is affiliated with certain of the Company’s customers, such as ProFrac Services, LLC, and with certain of the Company’s suppliers, including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (collectively, “THRC Affiliates”). For the three months ended September 30, 2024 and 2023, the Company recognized revenues of $6.0 million and $5.2 million, respectively, from services provided to THRC Affiliates. For the nine months ended September 30, 2024 and 2023, the Company recognized revenues of $13.5 million and $17.4 million, respectively, from services provided to THRC Affiliates. Accounts receivable from THRC Affiliates as of September 30, 2024 and December 31, 2023 was $6.4 million and $2.4 million, respectively. For the three months ended September 30, 2024, the Company did not incur costs for services provided by THRC Affiliates. For the nine months ended September 30, 2024, the Company incurred costs of $0.1 million for services provided by THRC Affiliates. For the three and nine months ended September 30, 2023, the Company incurred costs of $0.3 million and $1.9 million, respectively, for services provided by THRC Affiliates. There was no accounts payable related to THRC Affiliates as of September 30, 2024 and December 31, 2023.

As part of the MER Acquisition, the Company acquired a lease agreement for commercial real estate with KTR Management Company, LLC, which owns 26.9% of the outstanding shares of the Company’s Class B common stock, which also represents 13.4% of total voting shares as of September 30, 2024. As of September 30, 2024, the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million, split between current and non-current portions, on the condensed consolidated balance sheets.

16.  Subsequent Events

Revolving Credit Facility

On October 2, 2024, we secured a new revolving credit facility. For further details, please refer to Note 10. “Debt,” in the notes to our condensed consolidated financial statements.

Dividends

On October 30, 2024, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on December 16, 2024, to holders of record as of December 6, 2024. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “Solaris” or the “Company” refer to Solaris Energy Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our subsequent filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Executive Overview

We provide mobile and scalable equipment-based solutions for use in distributed power generation as well as the management of raw materials used in the completion of oil and natural gas wells. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including energy, data centers, and other commercial and industrial sectors.

We operate through two reportable business segments:

●	Solaris Logistics Solutions: This segment designs and manufactures specialized equipment that, when combined with field technician support, last mile and mobilization logistics services, and our software solutions, enables us to deliver comprehensive offerings that enhance efficiencies for oil and natural gas operators and their suppliers.
●	Solaris Power Solutions: This segment offers configurable all-electric natural gas-powered mobile turbines and ancillary equipment. We lease this equipment to data center, energy, and other commercial and industrial sector customers. This segment was created following our recent acquisition of Mobile Energy Rentals LLC (“MER,” and such acquisition, the “MER Acquisition”).

On September 11, 2024, we acquired MER, a company providing configurable, primarily natural gas-powered mobile turbines and ancillary equipment across energy, data center, and other commercial and industrial markets. This acquisition marks our entry into the scaled distributed power solutions market, strengthening our position as a mobile equipment and logistics solution provider in the oil and gas sector while diversifying our overall business.

Recent Developments

MER Acquisition

We successfully completed the acquisition of MER on September 11, 2024. The results of MER’s operations have been included in our condensed consolidated financial statements from the acquisition date through September 30, 2024. For further details regarding the acquisition, please refer to Note 2. “MER Acquisition” in the notes to our condensed consolidated financial statements.

Debt Financing

On September 11, 2024, we entered into a senior secured term loan agreement totaling $325.0 million, primarily to fund the acquisition of MER. The remaining proceeds are restricted for capital expenditures to support our growth initiatives. The term loan bears a variable interest rate with interest payments due beginning in October 2024. Repayments of 1.25% of the original principal amount are due in quarterly installments beginning on September 30, 2025. The term loan matures on September 11, 2029.

Additionally, on the same day, we extinguished our prior revolving credit facility using a portion of the term loan proceeds. Subsequently, on October 2, 2024, we established a new revolving credit facility that allows for borrowings up to $75.0 million, with a potential increase of up to an additional $50.0 million, contingent on certain conditions. This facility also includes provisions for up to $10.0 million in letters of credit. For further details regarding our debt agreements, please refer to Note 10. “Debt” in the notes to our condensed consolidated financial statements.

Market Trends and Outlook

Demand for our services varies across each of our business segments, Solaris Logistics Solutions and Solaris Power Solutions, due to differences in end market exposure.

For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the third quarter of 2024, our fully utilized system count remained relatively flat, which was in line with a relatively stable Baker Hughes U.S. Land Rig count. For the fourth quarter of 2024, we expect our fully utilized system count to decline roughly 10% primarily due to seasonality, which includes the impact of weather, holidays and customer budget completion. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.

For Solaris Power Solutions, demand is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure, which is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’ turbine offerings are configurable and can be scaled to match power demand on a “behind-the-meter” basis in a shorter timeline than many grid-based providers can service.

Today, Solaris Power Solutions’ primary customers include a large data center and several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications. Power demand for data centers is primarily driven by rapid demand growth for generative artificial intelligence (“AI”) computing applications. Power demand for energy customers is primarily driven by hydrocarbon production and processing operations in geographies where grid infrastructure may not be available or reliable or is prone to supply disruption. Many of our customers face multi-year delays to receive grid-based power and are turning to configurable, “behind-the-meter” solutions such as ours to bridge this gap. The availability of low-cost fuel as a result of the abundant supply of natural gas domestically enhances the cost-competitiveness of our mobile natural gas-powered turbine technology as compared to conventional grid-based power.

During the third quarter, Solaris Power Solutions generated revenue from an average of approximately 156 megawatts (“MW”) of generation capacity. Due to the continued market demand we forecast for behind-the-meter power generation, Solaris Power Solutions has secured deliveries for turbines and ancillary equipment that will significantly increase our power generation fleet to approximately 535 MW by the third quarter of 2025. The Company estimates approximately 450 MW, or 84% of total expected delivered capacity, is currently committed to customers under commercial agreements that range in tenor from two to four years.

We expect total company capital expenditures over the next four quarters of approximately $295 million, of which $130 million is expected in the fourth quarter of 2024. The majority of these capital expenditures are to support Solaris Power Solutions capital growth. Capital expenditures for Solaris Logistics Solutions represents approximately $10-15 million of our total expected capital expenditures over the next four quarters. We intend to fund our current planned capital expenditures with proceeds from our recent debt financing and cash flow from operations.

The sustainability of this favorable supply-demand dynamic in the power sector will depend on multiple factors, including continued demand growth for generative AI computing applications, supply chain availability for electrical equipment, potential regulatory changes, overall economic activity levels, the level and pace at which the power industry can invest in power infrastructure, and the pace of continued electrification-driven demand growth.

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)			(in thousands)
Revenues
Solaris Logistics Solutions	$70,279	$69,676	$603	$212,055	$229,600	$(17,545)
Solaris Power Solutions	4,739	—	4,739	4,739	—	4,739
Total revenues	$75,018	$69,676	$5,342	$216,794	$229,600	$(12,806)

Solaris Logistics Solutions. Solaris Logistics Solutions revenue remained relatively flat in the third quarter of 2024, increasing by $0.6 million, or 1%, to $70.3 million compared to $69.7 million in the same period of 2023. This modest growth was primarily due to an increase in last mile tonnage during the quarter. However, this was partially offset by a decrease in fully utilized systems, which decreased to 91 in the third quarter of 2024, down from 108 in the same period of 2023.

Solaris Logistics Solutions revenue decreased by $17.5 million, or 8%, to $212.1 million in the first nine months of 2024 compared to $229.6 million in the same period of 2023. This decline was primarily due to a decrease in fully utilized systems, which dropped to 95 for the first nine months of 2024 from 112 in the same period of 2023.

Solaris Power Solutions. Solaris Power Solutions revenue increased by $4.7 million in the three and nine months ended September 30, 2024, compared to the same periods of 2023. This increase was due to the MER Acquisition completed on September 11, 2024.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)			(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Logistics Solutions	$45,647	$42,102	$3,545	$131,665	$140,977	$(9,312)
Solaris Power Solutions	1,276	—	1,276	1,276	—	1,276
Total cost of revenue (exclusive of depreciation and amortization)	$46,923	$42,102	$4,821	$132,941	$140,977	$(8,036)

Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue increased by $3.5 million, or 8%, to $45.6 million in the third quarter of 2024 compared to $42.1 million in the same period of 2023, primarily due to a $7.4 million increase in last mile and ancillary service costs associated with an increase in last mile tonnage. This increase was partially offset by a $3.8 million reduction in system costs due to lower fully utilized system count and reversal of $1.8 million accrued property taxes following a settlement agreement with Brown County Appraisal District. Refer to Note 14. “Commitments and Contingencies – Tax Matters” in the notes to our condensed consolidated financial statements for additional information.

Solaris Logistics Solutions cost of revenue decreased by $9.3 million, or 7%, to $131.7 million in the first nine months of 2024 compared to $141.0 million in the same period of 2023. This reduction was primarily due to lower system count, lower last mile trucking costs for ancillary services and the reversal of accrued property taxes following settlement with Brown County Appraisal District. Refer to Note 14. “Commitments and Contingencies – Tax Matters,” in the notes to our condensed consolidated financial statements for additional information on the property tax settlement.

Solaris Logistics Solutions cost of revenue as a percentage of revenue was 65% and 62% for the three and nine months ended September 30, 2024, respectively, compared to 60% and 61% for the same periods ended September 30, 2023.

Solaris Power Solutions. Solaris Power Solutions cost of revenue increased by $1.3 million in the three and nine months ended September 30, 2024, compared to the same period of 2023. The increase was due to the MER Acquisition completed on September 11, 2024.

Solaris Power Solutions cost of revenue as a percentage of revenue was 27% for the three and nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization increased by $1.8 million, or 20%, to $11.0 million in the third quarter of 2024 compared to $9.2 million in the same period of 2023. This increase was primarily due to depreciation of $1.4 million from assets acquired in the MER Acquisition.

Depreciation and amortization increased by $3.8 million, or 14%, to $30.5 million in the first nine months of 2024, compared to $26.7 million in the same period of 2023. This increase was driven by depreciation from the MER Acquisition and additional depreciable assets resulting from capital expenditures to develop and upgrade systems fleet for our Solaris Logistics Solutions segment.

Gain on Reversal of Property Tax Contingency

On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District in Texas, following a favorable ruling by the Eastland Court of Appeals on April 18, 2024. As a result, in the nine months ended September 30, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the costs of services in our condensed consolidated statements of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or 38%, to $8.8 million in the third quarter of 2024 compared to $6.4 million in the same period of 2023. Selling, general and administrative expenses increased by $5.3 million, or 27%, to $25.0 million in the first nine months of 2024 compared to $19.7 million in the same period of 2023. The increase in these periods was primarily due to an increase in salaries, benefits and wages driven by an increase in average headcount, as well as increased professional fees and office rent.

Other Operating Expense, net

Other operating expense increased by $2.4 million to $3.0 million in the third quarter of 2024 compared to $0.6 million in the same period of 2023. Other operating expense increased by $3.6 million, to $3.7 million in the first nine months of 2024 compared to $0.1 million in the same period of 2023. Other operating expense for the three and nine months ended September 30, 2024 primarily relate to acquisition-related costs and credit losses. Other operating expense for the three and nine months ended September 30, 2023 primarily relate to loss on sale of assets and credit losses, partially offset with sales tax rebates.

Provision for Income Taxes

During the third quarter of 2024, we recognized a combined United States federal and state expense for income taxes of $0.5 million, a decrease of $0.8 million as compared to the $1.3 million income tax expense we recognized during the same period in 2023. During the first nine months of 2024, we recognized a combined United States federal and state expense for income taxes of $3.7 million, a decrease of $2.8 million as compared to the $6.5 million income tax expense we recognized during the same period in 2023. This change was attributable to changes in operating gains. The effective combined United States federal and state income tax rates were -26.3% and 14.6% for the third quarter of 2024 and 2023, respectively. The effective combined United States federal and state income tax rates were 19.7% and

16.9% for the first nine months of 2024 and 2023, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations, borrowings under our debt financing agreements and available capacity from our revolving credit facility. We utilize this liquidity to support ongoing operations, fund capital expenditures for growth, such as new turbines and related ancillary equipment for our power solutions segment and pay dividends. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital markets transactions, depending upon market conditions and other relevant factors.

As of September 30, 2024, we had outstanding borrowings of $325.0 million under our senior secured term loan agreement, with $4.1 million in principal payments due within the next twelve months. The interest rate on the term loan was 11.1% as of that date and is subject to periodic repricing. Assuming this rate remains constant, we estimate our interest payments for the next twelve months will total approximately $36.6 million. Additionally, we had outstanding purchase commitments of $219.2 million related to growth capital expenditures, payable within the next twelve months.

We believe that our current cash reserves, operating cash flow, available capacity under our new revolving credit facility and the potential to issue additional equity, if needed, will provide adequate liquidity to meet our future operational needs, including repayment of debt service obligations and dividend payments.

Dividends

On October 30, 2024, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on December 16, 2024, to holders of record as of December 6, 2024. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

Share Repurchase Program

The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended September 30, 2024, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. During the nine months ended September 30, 2024, we purchased and retired 1,108,349 shares of Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. As of September 30, 2024, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Net cash provided by operating activities	$46,267	$64,678	$(18,411)
Net cash used in investing activities	(189,949)	(54,830)	(135,119)
Net cash provided by (used in) financing activities	254,390	(15,232)	269,622
Net change in cash	$110,708	$(5,384)	$116,092

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities decreased to $46.3 million for the nine months ended September 30, 2024, compared to $64.7 million for the same period in 2023. This $18.4 million decline is primarily attributed to reduced business activity, reflected in the decrease in our fully utilized systems. Consequently, our net income, adjusted for non-cash items, was $61.9 million for the nine months ended September 30, 2024, compared to $72.5 million in the same period in 2023. Additionally, changes in working capital led to a $15.7 million decrease in cash for the nine months ended September 30, 2024, compared to a $7.8 million decrease in cash in the same period in 2023.

Investing Activities. Net cash used in investing activities was $189.9 million for the nine months ended September 30, 2024, an increase from $54.8 million during the same period in 2023. The $135.1 million increase is mainly attributed to $122.1 million used in the business acquisition of MER and $55.2 million paid for turbine progress payments. This increase was partially offset by the absence of capital expenditures from our previous growth capital program in 2023.

Financing Activities. For the nine months ended September 30, 2024, net cash provided by financing activities totaled $254.4 million. This amount primarily reflects net debt financing proceeds of $295.0 million, partially offset by payments of $14.5 million on debt financing and debt extinguishment costs, $10.9 million in quarterly dividends to Class A common stock shareholders, $8.1 million on share repurchases, and $4.9 million in distributions to Solaris LLC unitholders. In comparison, net cash used in financing activities was $15.2 million for the nine months ended September 30, 2023. This was largely due to $25.8 million spent on share repurchases, $10.4 million in quarterly dividends to Class A common stock shareholders and $5.0 million in distributions to Solaris LLC unitholders, partially offset by $29.0 million in net borrowings under our senior secured credit facility.

Future Uses of Cash

Our material cash commitments consist primarily of obligations under our debt financing, purchase commitments as part of the power generation fleet growth program, Tax Receivable Agreement, insurance premium financing, obligations under our finance and operating leases, dividend payments, and purchase obligations as part of normal operations.

Off Balance Sheet Arrangements

Refer to Note 14. “Commitments and Contingencies” – Purchase Obligations included in the notes to our condensed consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For detailed information, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting policies since December 31, 2023, except for the following additional critical accounting estimate.

Fair Value Measurements in Business Combinations

When accounting for a business acquisition, we allocate the purchase consideration to the various acquired assets and assumed liabilities based on their fair values. Our measurement of fair value involved significant estimates and assumptions and we have up to one year post-acquisition to finalize these measurements if necessary. For tangible and identifiable intangible assets acquired, we employ various valuation methodologies, including discounted cash flow analyses. These analyses rely on assumptions regarding the timing and amount of future revenues and expenses. Key assumptions include discount rates, future revenues, operating costs, and projections of capital expenditures, aligned with those used by principal market participants. Given the complexity of these calculations, we engage third-party specialists to assist in evaluating our assumptions and appropriately measuring the fair value of the assets acquired and liabilities assumed.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023, except with regard to interest rate risk, as described below.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates associated with our variable-rate borrowings under debt financing agreements. Changes in interest rates directly affect our interest expense. Borrowings under our senior secured term loan are subject to a variable interest rate that, at Solaris’s option, is determined by either Term SOFR plus an applicable margin or the Base Rate (as defined in the senior secured term loan agreement) plus an applicable margin. The applicable margin is 5.0% for Base Rate loans and 6.0% for Term SOFR loans, subject to adjustments of up to an additional 0.25% based on Solaris’s then-current leverage ratio if certain conditions are not met.

As of September 30, 2024, we had outstanding borrowings of $325.0 million under the senior secured term loan agreement. A hypothetical increase or decrease of 100 basis points in our variable interest rates would result in an estimated annual change in interest expense of approximately $3.3 million.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

As disclosed in Note 2. “MER Acquisition” included in the notes to unaudited condensed consolidated financial statements contained herein, we acquired MER on September 11, 2024, and its total revenues constituted approximately 6% of total revenues as shown on our unaudited condensed consolidated statements of operations for the three months ended September 30, 2024. MER’s total assets constituted approximately 42% of total assets as shown on our unaudited condensed consolidated balance sheets as of September 30, 2024. We excluded MER’s disclosure controls and procedures related to its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at MER.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuit by Masaba Inc. as discussed in detail in Note 14. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 except as disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and described herein.

Solaris faces a variety of risks related to its entry into a new line of business following the completion of the MER Acquisition.

Solaris’s entry into scaled distributed power solutions is expected to enhance Solaris’s position as a mobile equipment and logistics solution provider to the oil and gas industry as well as diversify its business.

Entry into a new line of business may also subject Solaris to new laws and regulations with which it is not familiar and may lead to increased litigation and regulatory risk. Further, Solaris’s management team has not directly engaged in the distributed power solutions business before, and its lack of experience may result in delays or further complications to the new business. If Solaris is unable to successfully implement the acquired business of MER, its revenue and profitability may not grow as it expects, its competitiveness may be materially and adversely affected, and its reputation and business may be harmed.

The market price for our Class A common stock following the closing of the MER Acquisition may be affected by factors different from those that historically have affected or currently affect our Class A common stock.

Results of operations of Solaris following the completion of the MER Acquisition may be affected by some factors that are different from those that have affected Solaris’s results of operations in the past. Accordingly, the market price and performance of our Class A common stock is likely to be different from the performance of our Class A common stock in the absence of the MER Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Solaris incurred significant additional indebtedness in connection with the MER Acquisition, which indebtedness may limit the Company’s operating or financial flexibility and could subject the Company to potential defaults under the applicable financing agreements.

Upon closing of the MER Acquisition Solaris entered into a senior secured term loan agreement in the principal amount of $325 million to fund the MER Acquisition and the capital commitments contemplated at the acquisition closing date. Solaris also entered into a new revolving credit facility, which provides for borrowings up to the lesser of $75 million and a borrowing base determined by a percentage of eligibles accounts. These financing agreements could have negative consequences on Solaris, including, among other things, (i) requiring Solaris to dedicate a larger portion of cash flow from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting Solaris’s ability to incur additional indebtedness, which could restrict flexibility to react to changes in the business, its industry and economic condition following the Contribution, and (iv) placing Solaris at a competitive disadvantage compared to competitors that have less debt.

Additionally, the financing agreements subject the Company to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions, as well as a certain leverage and minimum fixed charge coverage ratios Solaris must maintain. Solaris’s ability to comply with these financial condition tests can be affected by events beyond its control. If it is unable to remain in compliance with the financial covenants of the financing agreements, then amounts outstanding thereunder may be accelerated and become due immediately or Solaris may be unable to access the funds available. Any such acceleration or unavailability of funds could have a material adverse effect on Solaris’s financial condition and results of operations.

The Company’s Solaris Power Solutions segment is dependent on its relationships with key suppliers to obtain equipment for its business.

The power generation business is dependent on a limited number of key suppliers for access to the unique equipment used in the provision of the Company’s offering. If the Company fails to maintain adequate relationships with such suppliers or if it fails to receive equipment from its suppliers in a timely manner, then its competitive position may be harmed and its operations, financial conditions and/or cash flows may be negatively impacted.

In addition, the prices of certain equipment may continue to experience inflationary pressures that could further increase such costs. The Company may not be able to pass on these costs to its customers, which could have a material adverse impact on its results of operations, financial condition and/or cash flows.

Unavailability of, and lengthy delays in obtaining, the necessary equipment may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor shortages or disputes, supplier product quality issues and suppliers’ allocations to other purchasers. These risks can be magnified in a weak economic environment or following increases in demand arising from an economic downturn, but are also generally present due to the nature of the Company’s business and its dependence on highly-specialized equipment. Such disruptions could result in the Company’s inability to effectively meet the needs of its customers and could result in a material adverse effect on operations, financial condition and/or cash flows.

Many of the Company’s power systems involve long sales cycles.

The sales cycle for the Company’s power systems, from initial contact with potential customers to the commencement of field delivery, may be lengthy. Customers generally consider a wide range of solutions before making a decision to rent or to purchase power systems. Before a customer commits to rent or purchase power systems, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time the Company’s customers are evaluating its offerings, the Company may incur substantial sales and marketing, engineering, and research and development expenses.

The Company’s customers may not continue to outsource their power system needs.

The Company’s customers can evaluate a wide range of applications and equipment to address standby and/or prime power generation needs. As a result of the significant resources and expertise required to develop these systems, certain of these customers have historically chosen to outsource the provision of power generation to the Company. To a significant extent, the Company depends on customers continuing to outsource their power generation needs. Customers may not continue to outsource as much or any of their power generation needs in the future or may seek alternative solutions.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended September 30, 2024, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
July 1 - July 31	216	13.26	—	15,440,555
August 1 - August 31	1,293	11.72	—	15,440,555
September 1 - September 30	—	—	—	15,440,555
Total	1,509	$11.94	—

(1)	Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

2.1#

Contribution Agreement, dated July 9, 2024, by and between Solaris Oilfield Infrastructure, Inc., Solaris Oilfield Infrastructure, LLC, John A. Johnson, John Tuma, J Turbines, Inc. and KTR Management Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on July 10, 2024).

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

3.3

Certificate of Second Amendment of the Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

3.4

Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).

3.5

First Amendment to Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.1#

Secured Demand Note, dated July 30, 2024, by and between Solaris Oilfield Infrastructure, LLC and Mobile Energy Rentals LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on August 5, 2024).

10.2†

Second Amendment to the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 3, 2024).

10.3

Lock-Up Agreement, dated September 11, 2024, by and between Sean G. Johnson and Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.4

Lock-Up Agreement, dated September 11, 2024, by and between C. Ross Bartley and Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.5

First Amendment to the Second Amended & Restated Limited Liability Company Agreement of Solaris LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.6#

Senior Secured Term Loan Agreement, dated as of September 11, 2024, by and among Solaris Energy Infrastructure, LLC, as Borrower, Solaris Energy Infrastructure, Inc., as Parent, the other Obligors party thereto, the Lenders party thereto and Banco Santander, S.A. New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

Exhibit No.	Description
10.7

Loan, Security and Guaranty Agreement, dated as of October 2, 2024, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC and Mobile Energy Rentals LLC, as Borrowers, Solaris Energy Infrastructure, Inc. and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on October 8, 2024).

10.8

Intercreditor Agreement, dated as of October 2, 2024, by and among Bank of America, N.A., as ABL Representative, the ABL Secured Parties thereto, Silver Point Finance, LLC, as Term Loan Representative, the Loan Parties thereto, and Banco Santander, S.A. New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on October 8, 2024).

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

# The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

†	Management plan or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS ENERGY INFRASTRUCTURE, INC.

November 7, 2024	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)