Form 10-K
period 2024-12-31
Solaris Energy Infrastructure, Inc.
filed 2025-03-05
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2024: $213,882,343

As of February 26, 2025, the registrant had 38,014,098 shares of Class A common stock, $0.01 par value per share, and 29,106,749 shares of Class B common stock, $0.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2025 Annual Meeting of Shareholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate,” “could,” “may,” “continue,” “predict,” “potential,” “plan,” “will,” “should” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments, and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic spending and access to capital markets by the markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;

●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including as a result of the U.S. presidential transition;
●	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;
●	the effects of future litigation;
●	credit markets;
●	business acquisitions, including the MER Acquisition (as defined herein);
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Part I, Item 1A. “Risk Factors” of this Annual Report below for additional discussion of the risks summarized in this Risk Factors Summary.

Risks Related to Our Operations and Industry

●	The volatility of oil and natural gas prices may adversely affect the demand for our systems, products and services, and negatively impact our results of operations.
●	We face a variety of risks related to our entry into a new line of business following the completion of the MER Acquisition.
●	We face significant competition, as well as the prospect of further consolidation in the industry and amongst current and potential customers, either of which may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.
●	Our Power Solutions segment is dependent on our relationships with key suppliers to obtain equipment.
●	We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of our power generation offering and disruptions to the power supply to our customers.
●	We expect to face significant competition in the future as the mobile power industry evolves.
●	Many of our power systems involve long sales cycles.
●	Our customers may not continue to outsource their power system needs.
●	Sustained levels of inflation and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
●	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.
●	Changes in the transportation industry, including the availability or reliability of transportation to supply our products and services, fluctuations in transportation costs, or changes in the way in which proppant or chemicals are transported to the well site, could impair the ability of our customers to take delivery of proppant or chemicals or make our products and services less attractive and thereby adversely impact our business.
●	Reliance upon a few large customers may adversely affect our revenue and operating results.
●	Combining our business with MER’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the contribution, which may adversely affect the combined company’s business results and negatively affect the value of our Class A common stock.
●	We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
●	Our failure to protect our proprietary information and intellectual property rights, or any successful intellectual property challenges or infringement proceedings against us, could result in a loss in our competitive advantage or market share.
●	Technological advancements in the products and technologies we provide could have a material adverse effect on our business, financial condition and results of operations.
●	We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
●	We rely on a few key employees whose absence or loss could adversely affect our business.
●	If we are unable to access the services of a sufficient number of skilled and qualified workers, or are required to significantly increase wages to attract or retain such workers, our capacity and profitability could be diminished and our growth potential could be impaired.
●	Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Risks Related to Financial Condition

●	Our business depends on domestic capital spending by the industries we service, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
●	We may be adversely affected by uncertainty in the global financial markets or the deterioration of the financial condition, and resulting credit risk, of our customers.
●	Our financing agreements subject us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our financing agreements.
●	Our ability to use our NOL carryovers may be limited.
●	We incurred significant additional indebtedness in connection with the MER Acquisition, and may incur additional indebtedness in the future, and such indebtedness may limit our operating or financial flexibility and could subject us to potential defaults under the applicable financing agreements.

Risks Related to Regulatory Matters

●	Laws, regulations, executive orders and other regulatory initiatives relating to hydraulic fracturing could increase our and our customers’ costs of doing business and result in restrictions, delays or cancellations that may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our business, results of operations and financial condition.
●	We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
●	Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
●	Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our operating results and cash flows.

Risks Related to our Class A Common Stock

●	Solaris Inc. is a holding company. Solaris Inc.’s sole material asset is its equity interest in Solaris LLC and Solaris Inc. is accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.
●	Our stock price could be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
●	The market price for our Class A common stock following the closing of the MER Acquisition may be affected by factors different from those that historically have affected or currently affect our Class A common stock.
●	Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
●	Holders of our Class A common stock may not receive dividends on our Class A common stock.
●	Our principal stockholders collectively hold a significant amount of the voting power of our common stock.
●	Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.
●	Certain of our directors, including our Chairman and Chief Executive Officer, have significant duties with, and spend significant time serving, entities that may or may not compete with us and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Solaris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.
●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

PART I

You should read this entire report carefully, including the risks described under Part I, Item 1A. “Risk Factors” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. Except as otherwise indicated or required by the context, all references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to Solaris Energy Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries, including Solaris Energy Infrastructure, LLC (“Solaris LLC”), our operating subsidiary.

Item 1.      Business

Our Company

We provide mobile and scalable equipment-based solutions for use in distributed power generation as well as the management of raw materials used in the completion of oil and natural gas wells. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including energy, data centers, and other commercial and industrial sectors. Solaris delivers these offerings through its Solaris Power Solutions and Solaris Logistics Solutions business segments.

Solaris Power Solutions, recently established following the acquisition of Mobile Energy Rentals LLC (“MER”), provides mobile power generation solutions through equipment lease arrangements. On September 11, 2024, Solaris, through its subsidiary Solaris LLC, completed the acquisition of MER. MER operates throughout the United States, providing configurable sets of primarily natural gas-powered mobile turbines and ancillary equipment to energy, data center, and other commercial and industrial end-markets. This acquisition provided Solaris entry into the large and growing distributed power solutions market, both enhancing our position as a mobile equipment and logistics solution provider to the oil and gas industry and also diversifying our end market exposure.

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

Our Properties

We own or lease various facilities, including our corporate headquarters in Houston, Texas, and the following segment-specific facilities:

Solaris Power Solutions. Repair and maintenance facility in Buffalo, Texas; and

Solaris Logistics Solutions. Repair and maintenance facility in Monahans, Texas, and a manufacturing facility in Early, Texas.

Suppliers

Solaris Power Solutions. As part of the MER Acquisition, we obtained access to a long-standing relationship with a leading supplier of distributed power generation equipment. For the period from September 11, 2024, the closing date of the acquisition, to December 31, 2024 this supplier accounted for 38% of our total consolidated spending for the year ended December 31, 2024. While recent commercial dialogue with this supplier remains strong, as evidenced by our numerous significant purchase orders placed with this supplier since the MER Acquisition, there is risk that we may not be able to secure additional supply of power generation capacity in a timely or cost-effective manner. While we believe that viable market alternatives to this vendor exist, there is no guarantee that we would not be exposed to supply chain shortages or price increases in the future.

Solaris Logistics Solutions. We have built long-term relationships with third-party suppliers for the transportation of equipment and products, as well as for the provision of materials used in the manufacturing and maintenance of our systems. Although we do not currently have long-term agreements with third-party trucking suppliers, we have consistently relied on these suppliers over extended periods, which has enabled us to obtain trucking services on a timely basis. While we believe that we can make satisfactory alternative arrangements in the event of any interruption in the supply of third-party trucking services, there is no guarantee that we will be able to avoid shortages or price increases in the future. During the years ended December 31, 2024 and 2023, no supplier accounted for more than 10% of our total spending.

Our Customers and Contracts

Solaris Power Solutions. Revenue in this segment is currently significantly dependent on a single data center customer, which made up 96% of total segment revenue from the segment acquisition date through December 31, 2024. We secured long-term contracts with this customer in the fourth quarter of 2024 and in the first quarter of 2025.

Solaris Logistics Solutions. The customer base within this segment primarily consists of major exploration and production (“E&P”) companies, as well as oilfield services companies. We typically engage with our customers through Master Service Agreements (“MSAs”), which outline the key terms of our arrangements. Individual work orders, which define the scope and specific service to be performed, are issued under the framework of these MSAs. For the years ended December 31, 2024 and 2023, one customer accounted for 20% and 12%, respectively, of total revenue in this segment. Additionally, another customer represented 13% and 12% of total revenue in this segment for the same periods.

Competition

Solaris Power Solutions. The majority of the distributed energy we provide occurs off-grid or “behind-the-meter” and is often seen as an alternative to grid-based power when grid access is either unavailable, delayed or viewed as unreliable. Behind-the-meter power can also be viewed by some customers as a compliment to the grid as it can provide a diversified energy source and an extra layer of backup once grid connection is received. Therefore, our primary competition for our offering is the electricity grid, but we can also work in conjunction with the grid. There are also numerous other distributed energy companies that offer both similar and different technologies. Each customer’s application can favor one technology over another, so not all technologies or companies are in direct competition, and as is the case with grid power, can even be complimentary offerings. The majority of distributed energy companies today are privately held and competition tends to be very fragmented at smaller generator sizes and only a few companies have similar capabilities as Solaris to provide an integrated distributed power solution on large, behind-the meter power applications.

Solaris Logistics Solutions. The oil and natural gas services industry is highly competitive. We have numerous types of competitors, including logistics companies, equipment manufacturers, hydraulic fracturing service companies and sand mining companies. Some of these companies could be customers of ours on certain jobs while also utilizing their own equipment and integrated service offerings on other jobs.

For both business segments, we believe that the principal competitive factors in the markets we serve are equipment reliability, technical expertise, patent-protected technology (for Solaris Logistics Solutions), ability to offer unique and/or bundled services offerings, equipment capacity, work force competency, efficiency, safety record, reputation, experience and price. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.

Seasonality

Our business is not significantly impacted by seasonality, although our business may be impacted by holidays, inclement weather, and our clients’ budget cycles, during which we may experience declines in our operating results.

For a discussion of the impact of weather on our operations, please see Part I, Item 1A. “Risk Factors—Our business is subject to inherent risks some of which are beyond our control such as disasters and extreme seasonal weather events. These risks may be self-insured or may not be fully covered under our insurance policies.”

Human Capital

We believe that our employees are the foundation to fostering an innovative culture, the safe operation of our assets and delivery of services to our customers. We foster a collaborative and welcoming work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2024, we employed 364 employees overall. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

We continually strive to attract and retain talented individuals. Our commitment to equal employment opportunity principles and developing an employee population that brings varied perspectives to the workplace aids us in promoting a culture of thought, skill and knowledge across our operations to drive enhanced decision-making and execution for the business.

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

Environmental and Occupational Health and Safety Regulations

Our business operations are subject to stringent federal, tribal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued thereunder. We may be required to undertake difficult and costly actions, including as a result of any governmental enforcement actions, which could include the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may also, among other things, require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

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
(2)	the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters, including wetlands, and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment or public health and we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of regulatory initiatives to which we are subject to include the following:

(1)	Hydraulic Fracturing. At the federal level, the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. Notwithstanding these legal developments, new laws or regulations or administrative and policy initiatives could be adopted that have the effect of restricting hydraulic fracturing activities generally, or those occurring on federal lands. For example, the Inflation Reduction Act of 2022 (the “IRA 2022”) mandated certain updates to the fiscal terms of federal oil and gas leases, including increases to rents, royalties, and bonding obligations, which have been implemented by a final rule promulgated by the Bureau of Land Management, although it remains to be seen what action the Trump Administration may take with respect to the IRA 2022 and oil and gas development on federal lands. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of hydraulic fracturing activities. Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supplies.
(2)	Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Moreover, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events, as was the case in recent years in the Permian Basin of Texas and has been the case over the past several years in central Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
(3)	National Ambient Air Quality Standards. The EPA is required by the CAA to set National Ambient Air Quality Standards (“NAAQS”) for six principle pollutants that are considered harmful to public health. Whether the air quality in a particular region is in “attainment” with NAAQS impacts the stringency of certain air quality regulations in that area. From time to time, the EPA considers revisions to the NAAQS and States reassess the attainment status of counties within their borders. For example, the EPA recently revised the NAAQS for particulate matter of 2.5 micrometers or less in size and is currently reviewing the NAAQS for ground-level ozone. State implementation of revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
(4)	Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but certain federal laws, like the IRA 2022, have been enacted to advance climate-related initiatives and provide significant financial support for alternative or lower GHG-emitting energy production. The IRA also imposed a first-ever federal fee on excess methane-emissions, which has been implemented by an EPA final rule. However, the future of the methane fee and other provisions of the IRA 2022 are uncertain at this time as a result of the change in U.S. presidential administrations. Federal regulatory initiatives have also focused on the permitting and restriction of, monitoring of and reporting of GHG emissions. For example, the EPA has established regulations for the oil and gas industry that require the monitoring and annual reporting of GHG emissions from oil and gas sources and set performance standards for minimization of emissions. The most recent revision of these performance standards for upstream and midstream facilities, under the Biden Administration, requires the phase-out of routine flaring, more stringent leak detection and repair programs, the use of capture and controls systems or zero-emission equipment for certain processes, and enhanced response obligations for large emissions events as part of a “super emitter response program,” among other provisions. Litigation challenging federal methane regulation is currently paused at the requirement of the EPA while the Trump Administration considers what actions it will take to rescind or replace the regulations. However, the EPA’s ultimate path forward and the fate of these regulations remains uncertain at this time. The U.S. Securities and Exchange Commission (the “SEC”) has also finalized a rule that would require the disclosure of climate-related data, risks, related governance and strategy, and GHG emissions for certain registrants, though the implementation of the rule remains paused pending litigation and the SEC’s acting Chairman has further indicated that the SEC intends to reassess this rule. Separately, various states and groups of states have adopted or are considering adopting climate-related legislation, regulations or other policy initiatives that include GHG cap and trade programs, disclosure and reporting requirements, carbon taxes, superfund-style cost recovery funds, and direct restrictions of GHG emissions. These federal and state regulatory regimes and any new or emerging initiatives could have the effect of increasing our or our customers’ costs of compliance and adversely impact our financial performance.

At the international level, the United Nations-sponsored “Paris Agreement” calls for participating nations to limit their GHG emissions through individually-determined reduction goals. However, President Trump withdrew the United States from the Paris Agreement in January 2025 and rescinded any related financial pledges to international climate funds. While non-binding, agreements arising from the Conferences of the Parties could result in increased pressure on politicians, regulators, financial institutions, consumers, and other stakeholders to oppose, reduce funding for, place restrictions on, or seek alternatives to fossil fuels. At this time, the impact to our and our customers’ operations of President Trump’s withdrawal of the United States from the Paris Agreement and any subsequent or related actions with respect to international climate-related agreements cannot be predicted.

Climate-related litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for roadway and infrastructure damages as a result, or that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Though we have not been subject to such a suit, any involvement, or the involvement of our customers, could adversely impact our reputation and financial performance.

Finally, increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets or those of our customers, and thus could have an adverse effect on our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. OSHA’s hazard communication standard, the EPA’s Emergency Planning and Community Right-to-Know Act and Risk Management Plan requirements, and comparable state regulations and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. Additionally, there are legal requirements relating to human exposure to crystalline silica that are applicable to certain of our operations. For example, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica as well as other regulatory initiatives protective of our employees, including in connection with hydraulic fracturing-related activities. These workplace legal requirements remain subject to future change, including in respect of permissible exposure limits, required controls and personal protective equipment. Further, the inhalation of respirable crystalline silica is associated with health risks including, for example, the lung disease silicosis and these health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers' use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or the filing of lawsuits naming us as a defendant, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.

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

As of December 31, 2024, we had eleven issued patents in the United States, nine corollary patents issued in Canada and three corollary patents issued in Mexico; one pending utility patent application in the United States, one in Canada, and two in Mexico. Each patent and patent application relates to our systems, services and other technologies. Our issued patents expire between 2032 and 2044, provided all of the maintenance fees are paid. We cannot make any assurances that any of our currently pending patent applications will result in the issuance of a granted patent, or whether the examination process will require us to narrow the present claims. Additionally, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

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

Our principal executive offices are located at 9651 Katy Freeway, Suite 300, Houston, Texas 77024, and our telephone number is (281) 501-3070. Our website is at www.solaris-energy.com. Our periodic reports and other information filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and amendments to those reports are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

Board of Directors and Executive Officers

Set forth below are the name, age and business experience of the board of directors of the company as of March 5, 2025.

William A. Zartler, 59, is our Chairman and has served as a member of the Board since February 2017 and a manager of our predecessor since October 2014. Mr. Zartler was also appointed Chief Executive Officer by the Board in July 2018. Mr. Zartler founded Loadcraft Site Services, LLC and served as its Executive Chairman from February 2014 to September 2014. Mr. Zartler served as our predecessor’s Chief Executive Officer and Chairman from October 2014 through our IPO in May 2017. Mr. Zartler also currently serves as Executive Chairman of Aris Water Solutions, Inc. (NYSE: ARIS), a role he has held since its initial public offering in October 2021, and previously served as Chairman and Chief Executive Officer of the predecessor to ARIS from its inception in 2014 through its initial public offering in October 2021. Mr. Zartler has extensive experience in both energy industry investing and managing growth businesses. Prior to founding our predecessor, in January 2013 Mr. Zartler founded Solaris Energy Capital, LLC, a private investment firm focused on investing in and managing emerging, high growth potential businesses primarily in midstream energy and oilfield services, including Solaris LLC, and Mr. Zartler continues to serve as the sole member and manager of Solaris Energy Capital, LLC, a related party of the Company. Prior to founding Solaris Energy Capital, LLC, Mr. Zartler was a founder and Managing Partner of Denham Capital Management (“Denham”), a $7 billion global energy and commodities private equity firm, from its inception in 2004 to January 2013. Mr. Zartler led Denham’s global investing activity in the midstream and oilfield services sectors and served on the firm’s Investment and Executive Committees. Previously, Mr. Zartler held the role of Senior Vice President and General Manager at Dynegy Inc., building and managing the natural gas liquids business. Mr. Zartler also served as a director of the general partner of NGL Partners LP (NYSE: NGL) from its inception in September 2012 to August 2013. Mr. Zartler began his career at Dow Hydrocarbons and Resources. Mr. Zartler received a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin and a Master of Business Administration from Texas A&M University. Mr. Zartler serves on the Engineering Advisory Board of the Cockrell School of Engineering at the University of Texas at Austin.

Laurie H. Argo, 52, has served as a member of the Board since March 2022. Ms. Argo became a member of the board of directors of the general partner of Viper Energy (NASDAQ: VNOM) effective January 1, 2023. Ms. Argo served on the board of the general partner of Ratter Midstream, LP (NASDAQ: RTLR) as well as the Audit and Conflicts Committees, from May 2019 until August 2023, at which time Rattler was acquired by Diamondback Energy. From August 2018 through June 2021, Ms. Argo served as a director on the board of EVRAZ plc (EVR.L), a multinational, vertically integrated steel making and mining company and was a member of the Audit Committee and the Remuneration Committee. Since October 2017, Ms. Argo has performed consulting services for clients within the energy industry. From March 2005 until September 2017, Ms. Argo served in various capacities of leadership and senior management within Enterprise Products Holdings LLC, the general partner of Enterprise Products Partners L.P., a midstream natural gas and crude oil pipeline company, including as Senior Vice President and President and Chief Executive Officer of OTLP GP, LLC, the general partner of Oiltanking Partners, L.P., an affiliate of Enterprise Products Partners L.P. From 2001 to 2004, Ms. Argo worked for San Diego Gas and Electric Company in San Diego, California and PG&E Gas Transmission, a subsidiary of PG&E Corporation, in Houston, Texas from 1997 to 2000. Ms. Argo earned an MBA from National University in La Jolla, California and graduated from St. Edward’s University in Austin, Texas with a degree in accounting. Ms. Argo has over 25 years of experience in the energy industry and maintains multiple organizational memberships including the National Association of Corporate Directors (“NACD”).

James R. Burke, 87, has served as a member of the Board since May 2017 and served as a manager of our predecessor from October 2014 to May 2017. From July 2013 to January 2018 Mr. Burke has served on the board of Centurion, a private equity sponsored oilfield services company based in Aberdeen, Scotland. Mr. Burke served as the Chief Executive Officer and President of Forum Energy Technologies (“Forum”) from May 2005 to October 2007 and as Chairman of Forum from 2007 to 2010. Mr. Burke retired from his position as Chairman of Forum in 2010, subsequent to which he evaluated potential opportunities prior to becoming a director of Centurion. Prior to joining Forum, Mr. Burke served as Chief Executive Officer of Access Oil Tools Inc. (“Access”) from April 2000 to May 2005. Before joining Access, Mr. Burke held various positions with Weatherford International Ltd. from January 1991 to August 1999, including Executive Vice President responsible for all manufacturing operations and engineering at its Compressor Division. Prior to joining Weatherford, Mr. Burke was employed by Cameron Iron Works from 1967 to 1989, where he held positions of increasing seniority, including Vice President of Cameron’s Ball Valve division. Mr.

Burke holds a Bachelor of Science in Electrical Engineering from University College, Dublin, Ireland, and a Master of Business Administration from Harvard University.

Cynthia M. Durrett, 60, has served as a member of the Board since March 2019 and as our Chief Administrative Officer since March 2017. Ms. Durrett was previously our Vice President of Business Operations from October 2014 to February 2017 and the Vice President of Business Operations of Solaris Energy Capital, LLC from October 2013 to September 2014, a related party of the Company. From July 2013 to September 2013, Ms. Durrett served as an independent consultant in the proppant industry. From 2007 to June 2013, Ms. Durrett was the Director of Business Planning and Capital Projects for Cadre Proppants. Ms. Durrett previously served as Managing Director of Dynegy Midstream Services (“Dynegy”), where she provided leadership to several sectors of the organization including information technology, regulated energy delivery, natural gas liquids and midstream. Ms. Durrett began her career at Ferrell North America, where she managed operations for the energy commodities trading business, including natural gas liquids and refined products. Ms. Durrett received a Bachelor of Science in Business Administration from Park University in Kansas City, Missouri, where she graduated with distinction.

Edgar R. Giesinger, 68, has served as a member of the Board since May 2017. Mr. Giesinger retired as a managing partner from KPMG LLP in 2015. Since November 2015, Mr. Giesinger has served on the board of directors of Geospace Technologies Corporation (NASDAQ: GEOS), a publicly traded company primarily involved in the design and manufacture of instruments and equipment utilized in oil and gas industries. Mr. Giesinger also serves as director and audit committee member on the board of Mach Natural Resources LP (NYSE: MNR) Mr. Giesinger served on the board of directors of Newfield Exploration Company, a publicly traded crude oil and natural gas exploration and production company, from August 2017 until February 2019 when it was sold to Encana Corporation. He has 35 years of accounting and finance experience working mainly with publicly traded corporations. Over the years, he has advised a number of clients in accounting and financial matters, capital raising, international expansions and in dealings with the SEC. While working with companies in a variety of industries, his primary focus has been energy and manufacturing clients. Mr. Giesinger is a Certified Public Accountant in the State of Texas. He has lectured and led seminars on various topics dealing with financial risks, controls and financial reporting.

W. Howard Kennan, Jr., 74, has served as a member of the Board since May 2017 and served as a manager of our predecessor from November 2014 to May 2017. Mr. Keenan has over 45 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. Mr. Keenan also serves on the boards of directors of the following public companies: Antero Resources Corporation (NYSE: AR), Antero Midstream Corporation (NYSE: AM) and Aris Water Solutions, Inc. (NYSE: ARIS). In addition, he is serving or has served as a director of multiple Yorktown Partners portfolio companies. Mr. Keenan holds a Bachelor of Arts degree cum laude from Harvard College and a Master of Business Administration degree from Harvard University.

F. Gardner Parker, 83, has served as a member of the Board since May 2017. Mr. Parker has been a private investor since 1984. Mr. Parker served as a director of Carrizo Oil & Gas, Inc. (“Carrizo”) (NASDAQ: CRZO), including Chairman of its Audit Committee and as Lead Independent Director, from 2000 until 2019 when the Company was sold to Callon Petroleum Company (NYSE: CPE). Mr. Parker also served on the board and as Chairman of the Audit Committee of Sharps Compliance Corp. (NASDAQ: SMED), a medical waste management services provider from February 2003 until September 2019. Mr. Parker served as a Trust Director of Camden Property Trust (“Camden”) (NYSE: CPT) from 1993 until his mandatory retirement in 2017. Previously, Mr. Parker was a director of Triangle Petroleum Corporation from November 2009 to July 2015 and a director of Hercules Offshore Inc. from 2005 to November 2015. Mr. Parker was a founding director for Camden in 1993 and also served as the Lead Independent Trust Manager from 1998 to 2008. In the private sector, Mr. Parker is Chairman of the boards of directors of Edge Resources LTD, Enterprise Offshore Drilling and Norton Ditto. He was a partner at Ernst & Ernst (now Ernst & Young LLP) from 1978 to 1984. Mr. Parker is a graduate of the University of Texas and is a certified public accountant in Texas. Mr. Parker is board certified by the NACD, where he serves as a NACD Board Leadership Fellow.

A. James Teague, 79, A. has served as a member of the Board since May 2017. Mr. Teague has served as the Chief Executive Officer of Enterprise Products Holdings LLC since January 2016 and has been a Director of Enterprise Products Holdings LLC since July 2008. Mr. Teague previously served as the Chief Operating Officer of Enterprise

Products Holdings LLC from November 2010 to December 2015 and served as an Executive Vice President of Enterprise Products Holdings LLC (“Enterprise”) from November 2010 until February 2013. Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell. From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc. Prior to 1997 he spent 22 years with Dow Chemical in various roles including Vice President, Hydrocarbon Feedstocks.

Ray N. Walker, Jr., 67, has served as a member of the Board since August 2018 and currently services on our Compensation Committee. Mr. Walker has served as the Chief Operating Officer of Encino Energy, a private oil and gas acquisition and development company, since September 2018. Mr. Walker retired as executive vice president and chief operating officer of Range Resources Corporation (NYSE: RRC) (“Range Resources”) in April 2018. Range Resources is a publicly traded, independent natural gas, natural gas liquids and oil company engaged in the exploration, development and acquisition of natural gas and crude oil properties. Mr. Walker joined Range Resources in 2006 and was elected to the role of executive vice president and chief operating officer in January 2014. Previously, Mr. Walker served as senior vice president – chief operating officer, senior vice president-environment, safety and regulatory and senior vice president-Marcellus Shale for Range Resources where he led the development of Range Resources’ Marcellus Shale division. Mr. Walker is a petroleum engineer with more than 43 years of oil and gas operations and management experience having previously been employed by Halliburton in various technical and management roles, Union Pacific Resources and several private companies in which Mr. Walker served as an officer. Mr. Walker has a Bachelor of Science degree in Agricultural Engineering with honors from Texas A&M University.

M. Max Yzaguirre, 64, has over 35 years of leadership experience in domestic and international business, government and law, and expertise in a wide variety of industries and sectors, including electricity, oil and gas, banking, real estate, telecommunications and private equity investing. Mr. Yzaguirre previously served as an Executive Chairman of Forbes Bros. Holdings, Ltd. (“Forbes”) from June 2019 to February 2021 and as Chairman of Forbes and Chief Executive Officer at Forbes Bros. Timberline Construction, Inc. from May 2017 to June 2019. Prior to joining Forbes, Mr. Yzaguirre served as the Chief Executive Officer of the Yzaguirre Group, LLC from June 2006 to June 2017. Mr. Yzaguirre currently serves as a member of the board and as a member of the Risk and Compensation Committees of WaFd, Inc. (NASDAQ: WAFD) since February 2024, as a member of the board and as a member of the Finance, Innovation, and Compensation and Talent Development Committees of Altria Group, Inc. (NYSE: MO) since May 2022, and as a member of the board and as Chairman of the Compensation Committee and member of the Audit Committee of Aris Water Solutions, Inc. (NYSE: ARIS) since October 2021. Mr. Yzaguirre has also previously served on the boards of Luther Burbank Corporation and Luther Burbank Savings (an FDIC insured, California-chartered bank) from October 2021 to February 2024 and BBVA USA Bancshares, Inc. and BBVA USA Bank from June 2009 until June 2021, where he served in various roles including, as a board member, Chairman of the Risk Committee, Audit & Compliance Committee and Compensation Committee. Mr. Yzaguirre has also previously served on the Board of Directors of the Texas Business Hall of Fame Foundation (including serving as its Chairman), on the Board of Directors of the Texas Wildlife Association. He obtained a Bachelor of Business Administration degree from the University of Texas at Austin in 1983 and a Juris Doctorate degree from the University of Texas School of Law in 1986.

Set forth below are the name, age, position and description of the business experience of our executive officers (other than those who are also Directors and included above) as of March 5, 2025.

Kyle S. Ramachandran, 40 – President and Chief Financial Officer. Kyle S. Ramachandran joined Solaris at its founding in 2014, was named Chief Financial Officer in 2017 and President in 2018. Prior to joining Solaris, Mr. Ramachandran was a member of the Barra Energia management team, an independent exploration and production company based in Rio de Janeiro, Brazil. Mr. Ramachandran was previously an investor at First Reserve Corporation, a global energy-focused private equity firm. Mr. Ramachandran began his career as an investment banker in the Mergers & Acquisitions Group at Citigroup. Mr. Ramachandran received a Bachelor of Science in Finance and Accounting from the Carroll School of Management Honors Program at Boston College, where he graduated cum laude. Mr. Ramachandran is a member of the Board of Regents of Boston College.

Christopher P. Wirtz, 51 – Chief Accounting Officer. Christopher P. Wirtz was named our Chief Accounting Officer in June 2023. Prior to joining Solaris, Christopher served as the Controller, Proppant Segment for ProFrac Holding Corp. from December 2022 to May 2023. During that time, the Proppant Segment grew from two sand mines to eight, largely through acquisitions. Christopher joined ProFrac via its acquisition of US Well Services where he served as Corporate Controller from April 2017 to November 2020 and as VP of Internal Audit & Process Controls from September 2021 through November 2022. US Well Services was a provider of high-pressure, hydraulic fracturing services in US unconventional oil and natural gas basins. Mr. Wirtz was also Chief Financial Officer for ADS Services, LLC, a privately held managed pressure drilling company, from November 2020 until September 2021. Prior to joining US Well Services, Christopher held management and senior level positions at BJ Services Company, Superior Energy Services, Ernst & Young, and Broussard, Poche, Lewis and Breaux. His accounting experience spans both public and private companies within the energy industry for over 20 years. Christopher obtained his Bachelor of Business Administration degree in Accounting from the University of Louisiana at Lafayette and is a Certified Public Accountant.

Christopher M. Powell, 50 – Chief Legal Officer and Corporate Secretary. Christopher M. Powell was named our Chief Legal Officer and Corporate Secretary in August 2017. From 2009 to August 2017, Mr. Powell served in various roles of responsibility, including Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer for CARBO Ceramics Inc., a leading technology and services company providing products and services to the global oil and gas and industrial markets. Prior thereto, Mr. Powell served in various legal roles at Baker Hughes Incorporated. Mr. Powell began his career with the international law firm of Norton Rose Fulbright (formerly Fulbright & Jaworski L.L.P.). Mr. Powell obtained his Doctor of Jurisprudence from the University of Houston Law Center, where he graduated magna cum laude. Mr. Powell received a Bachelor of Business Administration in Accounting from Texas A&M University, where he graduated cum laude and was selected as a member of the Mays Business School Fellows Program. Mr. Powell is also a licensed Certified Public Accountant and worked as an auditor with Arthur Andersen LLP prior to obtaining his law degree.

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

Risks Related to Our Operations and Industry

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

We face a variety of risks related to our entry into a new line of business following the completion of the MER Acquisition.

Our entry into scaled distributed power solutions is expected to enhance our position as a mobile equipment and logistics solution provider to the industries we service as well as diversify our business.

Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Further, our management team has not directly engaged in the distributed power solutions business before, and our lack of experience may result in delays or further complications to our new business and increases our dependence upon former MER employees that have experience in the field. If we are unable to successfully implement the acquired business of MER, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

We face significant competition, as well as the prospect of further consolidation in the industry and amongst current and potential customers, either of which may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.

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

Our Power Solutions segment is dependent on our relationships with key suppliers to obtain equipment.

Our Power Solutions segment is dependent on a limited number of key suppliers for access to the unique equipment used in this segment. If we fail to maintain adequate relationships with such suppliers or if we fail to receive equipment from our suppliers in a timely manner, then our competitive position may be harmed and our operations, financial conditions and/or cash flows may be negatively impacted.

In addition, the prices of certain equipment used in our Power Solutions segment may continue to experience inflationary pressures and be subject to tariffs that could further increase such costs. We may not be able to pass on these costs to our customers or, if we do pass on these costs, our customers may seek out alternatives to us, which could have a material adverse impact on our results of operations, financial condition and/or cash flows.

Unavailability of, and lengthy delays in obtaining, the necessary equipment may result from a number of factors affecting our suppliers, including capacity constraints, labor shortages or disputes, supplier product quality issues, the impact of tariffs and other federal trade policy and suppliers’ allocations to other purchasers. These risks can be magnified in a weak economic environment or following increases in demand arising from an economic downturn, but are also generally present due to the nature of our business and our dependence on highly-specialized equipment, some of which is sourced internationally. Such disruptions could result in our inability to effectively meet the needs of our customers and could result in a material adverse effect on operations, financial condition and/or cash flows.

We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of our power generation offering and disruptions to the power supply to our customers.

Demand for power has continued to significantly outpace available power generation supply from the grid, with the electrification of the oil and natural gas industry, as an example, straining aging and unreliable power grids. Further, the expanding use of artificial intelligence has led to the expansion of existing data centers and plans for new data centers.

As we expand our distributed power offering, the possibility exists that our current offering may not be able to effectively manage related power loads, resulting in potential downtimes and disruptions for our customers. Such experiences could have a material adverse effect on our business and operating results due to the damage to our reputation and the resulting dissatisfaction of customers.

We expect to face significant competition in the future as the mobile power industry evolves.

The landscape of the mobile power industry is evolving rapidly, driven by increased demand from numerous end-markets, including those in the data center and energy businesses. As a result, increased competition from within the mobile power industry can likely be expected to occur. Should this materialize, the portion of the total addressable market that we could capture with our Power Solutions segment will be lower than expected which could translate to lower than expected revenues.

Many of our power systems involve long sales cycles.

The sales cycle for our power systems, from initial contact with potential customers to the commencement of field delivery, may be lengthy. Customers generally consider a wide range of solutions before making a decision to rent or to purchase power systems. Before a customer commits to rent or purchase power systems, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time our customers are evaluating our offerings, we may incur substantial sales and marketing, engineering and research and development expenses, which we may ultimately be unable to offset with recognized profits.

Our customers may not continue to outsource their power system needs.

Our customers can evaluate a wide range of applications and equipment to address standby and/or prime power generation needs. As a result of the significant resources and expertise required to develop these systems, certain of these customers have historically chosen to outsource the provision of power generation to us. To a significant extent, we depend on customers continuing to outsource their power generation needs. Customers may not continue to outsource as much or any of their power generation needs in the future or may seek alternative solutions.

Sustained levels of inflation and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

Inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the Federal Reserve began to lower interest rates in 2024, uncertainty remains as to when or to the extent such elevated rates may be further decreased. To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which – or the combination thereof – could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our drilling activity increases. Furthermore, higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the U.S. presidential transition with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

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

Our assets and operations may be affected by natural or man-made disasters and other external events such as extreme weather events associated with tornados, extended periods of drought, wildfires, or otherwise that may disrupt our business, including manufacturing and field operations. Further, because our operations are located in different regions of the United States, there exists variability in seasonal weather events, which may include periods of excessive heat or heavy snow, ice, or rain, which may be exacerbated by the effects of climate change. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension or cancellation of operations by us or our customers, thereby reducing the demand for our systems and services and our ability to generate revenues. In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

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

We derive, and may continue to derive, a significant portion of our revenue from a relatively small number of customers and the operations of our customers have and may continue to experience delays or disruptions and temporary suspensions of operations. For example, our Power Solutions segment is presently significantly dependent upon a single data center client. We typically do not enter into long-term contractual agreements with our customers and if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

Events outside of our control, including a pandemic or outbreak of an infectious disease, political unrest, armed conflicts and economic recessions occurring around the globe, could materially adversely affect our business, liquidity, results of operations and financial condition.

We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas, power generation and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:

●	(i) epidemics or pandemics, including the effects of related public health concerns that may cause business disruptions, disrupt the oil and gas industry and global supply chains, negatively impact the global economy, reduce global demand for oil and gas and create significant volatility and disruption of financial and commodity markets; and
●	(ii) the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities around the globe, such as the war between Ukraine and Russia, the conflict between Israel and Hamas, and the regional conflict in the Middle East.

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

Combining our business with MER’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the contribution, which may adversely affect the combined company’s business results and negatively affect the value of our Class A common stock.

The success of the contribution will depend on, among other things, the ability of the two companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. The combined company may encounter difficulties in integrating each business and realizing the anticipated benefits of the contribution. The combined company must achieve the anticipated improvement in free cash flow generation and returns and achieve the planned cost savings without adversely affecting current revenues and operations. If the combined company is not able to successfully achieve these objectives, the benefits of the contribution may not be realized fully, or at all, or may take longer to realize than expected.

The contribution involved the combination of two companies which operated, until the completion of the contribution, as independent companies. There can be no assurances that the businesses will be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies; the loss of commercial and vendor partners; the disruption of ongoing business; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

The combined company will be required to devote management attention and resources to integrating its business practices and operations. An inability to realize the full extent of the anticipated benefits of the contribution and the other transactions contemplated by the definitive agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, integration may result in additional and unforeseen expenses, and the benefits of the integration plan may not be realized. There are a large number of processes, policies, procedures, operations and technologies and systems that are being integrated in connection with the contribution and the integration of MER’s business. We expect the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the business, to offset incremental transaction and contribution-related costs over time. However, any net benefit may not be achieved in the near term or at all. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the two companies.

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

We have entered into transactions with related parties. The details of certain of these transactions are set forth in Note 18. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” Related party transactions create the possibility of conflicts of interest with regard to our management or directors. Such a conflict could cause an individual in our management or on our board of directors to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors, or a committee thereof, regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Technological advancements in the products and technologies we provide could have a material adverse effect on our business, financial condition and results of operations.

The markets in which we operate are characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies, or technologies comparable to ours, in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies more rapidly than us. Limits on our ability to effectively use, implement or adapt to new technologies may have a material adverse effect on our business, financial condition and results of operations.

In addition, the sustainability of the favorable supply-demand dynamic in the power sector depends on multiple factors, including factors relating to technological advancements such as continued demand growth for generative AI computing applications, cloud computing, the level and pace at which the power industry can invest in power infrastructure and the pace of continued electrification-driven demand growth.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The industries we service have become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital information and operational technologies to perform many of our services and to process and record financial and operating data and to collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches in the future that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage may not be sufficient to cover all the losses (including potential reputational loss) or expenses we may experience as a result of such cyberattacks. Any cyberattacks that affect our facilities or systems, or those of third parties with whom we do business, could have a material adverse effect on our ability to operate our business, cause us a material financial loss and materially damage our reputation.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees, including within our Power Solutions segment. The loss of their services, whether permanently or temporarily could adversely affect our business. We do not have any written employment agreements with our executives at this time. Further, we do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

If we are unable to access the services of a sufficient number of skilled and qualified workers, or are required to significantly increase wages to attract or retain such workers, our capacity and profitability could be diminished and our growth potential could be impaired.

The manufacture and delivery of our products and performance of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the industries we service and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Increased competition for their services could result in a loss of available, skilled workers or at a price that is not as advantageous to our business, both of which could negatively affect our operating results. Though our historical turnover rates have been significantly lower than those of our competitors, if we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

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

Risks Related to Financial Condition

Our business depends on domestic capital spending by the industries we service, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Our financing agreements subject us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our financing agreements.

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

As of December 31, 2024, the Company had approximately $260.1 million of U.S. federal NOL carryovers and $57.0 million of state NOL carryovers. $207.3 million of our U.S. federal NOL carryovers have no expiration date and the remaining U.S. federal NOL carryovers expire in 2037. $29.9 million of our state NOL carryovers will expire in varying amounts beginning in 2037. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows.

We incurred significant additional indebtedness in connection with the MER Acquisition and may incur additional indebtedness in the future, and such indebtedness may limit our operating or financial flexibility and could subject us to potential defaults under the applicable financing agreements.

Upon closing of the MER Acquisition, we entered into a senior secured term loan agreement (the “Term Loan Agreement”) in the principal amount of $325 million to fund the MER Acquisition and the capital commitments contemplated at the acquisition closing date. We also entered into a new revolving credit facility, which provides for borrowings up to the lesser of $75 million and a borrowing base determined by a percentage of eligible accounts. These financing agreements could have negative consequences for us, including, among other things, (i) requiring us to dedicate a larger portion of cash flows from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting our ability to incur additional indebtedness, which could restrict flexibility to react to changes in the business, its industry and its economic condition following the contribution, and (iv) placing us at a competitive disadvantage compared to competitors that have less debt.

Additionally, the financing agreements subject us to significant financial and other restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions, as well as a certain leverage and minimum fixed charge coverage ratios we must maintain. Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of the financing agreements, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration or unavailability of funds could have a material adverse effect on our financial condition and results of operations.

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

Our operations and the operations of our customers are subject to stringent federal, tribal, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, endangered or threatened species or their habitat and migratory birds, and the management, transportation and disposal of wastes and other materials. In addition, our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our management, transportation and disposal of regulated materials, such as oilfield and other wastes, air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices at locations where we operate (in certain circumstances, regardless of fault or contribution). Additionally, our operations are subject to legal requirements whose purpose is to protect the health and safety of our workers including, for example, standards relating to human exposure to crystalline silica as a result of hydraulic fracturing-related activities. Failure to comply with environmental and occupational safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory, remedial and curative requirements or the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining future operations in affected areas. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these matters.

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

The threat of climate change continues to attract considerable attention in the United States and around the world. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government related to restricting or phasing out the production and processing of fossil fuels, the monitoring and reporting of, or regulation of GHG emissions, and advancing or subsidizing alternative sources of energy. For example, the IRA 2022 appropriated significant federal funding for renewable energy initiatives and incentives and imposed the first-ever federal fee on excess methane emissions from certain oil and gas facilities. These and other actions could accelerate the transition away from fossil fuels and reduce demand for hydrocarbons, therefore reducing demand for our products and services. Moreover, climate change-related regulatory initiatives to reduce carbon-based emissions may result in fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas, which could reduce demand for the oil and natural gas our customers produce and reduce the demand for our products and services. Certain states have also enacted or are otherwise considering a variety of climate-related disclosure requirements, GHG emissions limitation programs, mitigation funds, and other related regulations and policy initiatives. Various federal agencies have also promulgated final rules for the monitoring, reporting, or restriction of GHG emissions or have otherwise incorporated climate change considerations into their policy-setting and rulemaking procedures and decisions. Some states, localities, and other plaintiffs have sought to bring about further climate-related regulations or obtain compensation and/or adaption funding for alleged climate-related damages by filing lawsuits against government entities and certain fossil fuel energy companies. Moreover, our and our customers’ access to capital could be adversely impacted to the extent certain financial institutions or investors reduce their investments in fossil fuel-related businesses due to climate change or energy transition concerns. Whether and how the incoming Trump Administration or U.S. Congress will revise existing climate-related laws and regulations or impact climate-related financial and societal trends and initiatives is uncertain and cannot be predicted at this time. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the impact of climate-related initiatives and the restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows and revenues.

Increased attention to environmental, social and governance (“ESG”) matters may impact our business.

Increased attention to ESG matters, including increasing societal expectations on companies to address climate change, increasing investor scrutiny of corporate governance and social dynamics, and shifts in the consumer demand for fossil fuel alternatives, may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and may have negative impacts on our stock price and access to capital markets.

Moreover, while we may create and publish voluntary disclosures regarding sustainability-related matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability-related matters. We may also announce participation in, or certification under, various third-party sustainability or climate-related frameworks in an attempt to improve our sustainability profile, but such participation or certification may be costly and may not achieve the desired results.

As part of our ongoing effort to enhance our ESG practices, management regularly reports to our board of directors regarding our ESG policies. The goal is to integrate actions taken currently by us regarding ESG issues, to assure corporate governance for a complex assessment of the environmental and social impact of our products and activities, and to set a framework for the identification of sustainable development risks. While we may elect to seek out various voluntary ESG targets now or in the future, such targets are often aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels or any associated interim milestones, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, we cannot guarantee that there will be sufficient credits or offsets available for purchase given the increased demand from numerous businesses implementing net zero goals, or that, notwithstanding our reliance on any reputable third-party registries, that the credits or offsets we do purchase will successfully achieve the emissions reductions they represent. Some of these arrangements may receive scrutiny from certain constituencies who criticize the methodology of credits or offsets or do not believe credits or offsets should be utilized to neutralize GHG emissions. Notwithstanding our election to pursue any aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change-related concerns, which could affect our or our customers’ access to capital for potential growth projects, which can adversely affect our business. Further, while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition or results of operations.

Furthermore, certain public statements with respect to ESG-related matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential benefits). For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including greenwashing. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risk from private parties and governmental authorities related to our ESG-related efforts. We could face increasing costs as we attempt to comply with and navigate further regulatory ESG-related focus and scrutiny.

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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our operating results and cash flows.

We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the Internal Revenue Service or other tax authorities could increase our future tax liabilities and have an adverse effect on our operating results and cash flows.

Risks Related to Our Class A Common Stock

Solaris Inc. is a holding company. Solaris Inc.’s sole material asset is its equity interest in Solaris LLC and Solaris Inc. is accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.

Solaris Inc. is a holding company and has no material assets other than its equity interest in Solaris LLC. Solaris Inc. has no independent means of generating revenue. To the extent that Solaris Inc. needs funds, including to make payments under the Tax Receivable Agreement (as defined below), and Solaris LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of the Credit Agreement or any future financing arrangements, or are otherwise unable to provide such funds, Solaris Inc.’s liquidity and financial condition could be materially adversely affected.

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

The market price for our Class A common stock following the closing the MER Acquisition may be affected by factors different from those that historically have affected or currently affect our Class A common stock.

Our results of operations following the completion of the MER Acquisition may be affected by some factors that are different from those that have affected our results of operations in the past. Accordingly, the market price and performance of our Class A common stock is likely to be different from the performance of our Class A common stock in the absence of the MER Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

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

Certain holders of our shares of Class A common stock and Class B common stock, including Yorktown Energy Partners X, L.P. (“Yorktown”) and Solaris Energy Capital, LLC, the legacy equity holders of MER and certain members of our management team, are entitled to rights with respect to registration of approximately 29 million shares of our Class A common stock, including as a result of conversion of shares of Class B common stock for an equal amount of Class A common stock (representing approximately 75% of the outstanding shares of our Class A common stock as of February 26, 2025) under the Securities Act pursuant to certain registration rights agreements. Although the legacy equity holders of MER continue to be subject to selling restrictions through March 11, 2025, if these holders, along with other stockholders with whom we have granted registration rights, exercise their registration rights and sell a large number of shares, the market price for our shares of Class A common stock could be adversely affected.

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

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Yorktown, William A. Zartler and the legacy equity holders of MER own a substantial majority of our Class B common stock, which represents approximately 41% of our combined economic interest and voting power. Although our largest investors are entitled to act separately in their own respective interests with respect to their ownership in us, if they choose to act in concert, they will together have the ability to strongly influence the election of the members of our board of directors, and thereby our management and affairs. In addition, they will be able to strongly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a large stockholder.

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

Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the industries we service. These executive officers and directors may have conflicts of interest in allocating their time between these entities or whether to present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our executive officers and directors' business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 18. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

In connection with the closing of its initial public offering (“IPO”), Solaris Inc. entered into a Tax Receivable Agreement with the other then-existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). For additional information, see “Payables Related to the Tax

Receivable Agreement” in Note 15. “Income Taxes” and Note 18. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.

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

The payment obligations under the Tax Receivable Agreement are Solaris Inc.’s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time. For additional information regarding the Tax Receivable Agreement, see Note 15. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $115.6 million (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Limited plus 71.513 basis points, applied against an undiscounted liability of $163.8 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2024). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 15. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Item 1B.      Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

The security and integrity of our information and operational technology infrastructure is critical to our business and our ability to perform day-to-day operations and deliver services. In the normal course of business, we collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third party information and employee information, and certain personal identifiable information. To manage the risks associated with cybersecurity threats, we are continually assessing, reviewing and adopting new processes, systems and resources in an effort to protect our operations and the information in our possession. We have endeavored to implement policies, standards, and technical controls based on the National Institute of Standards and Technology (NIST) framework with the aim of protecting our networks and applications. We seek to assess, identify and manage cybersecurity risks through the processes described below:

●	Risk Assessment:

A multi-layered system designed to protect and monitor data and cybersecurity risk has been implemented. Assessments of our cybersecurity safeguards are conducted periodically. Management conducts periodic evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies and education programs in response. We use firewalls and protection software, and we additionally rely on a third-party vendor for alerts regarding suspicious activity. We also incorporate external resources to aid in reviews of our cybersecurity program.

●	Incident Identification and Response:

A monitoring and detection system has been implemented to help promptly identify cybersecurity incidents. In the event of a breach or cybersecurity incident, we have an incident response plan that is designed to provide for action to contain the incident, mitigate the impact, and restore normal operations efficiently. We aim to conduct periodic incident response tabletop exercises and planned incident response drills to refine and update incident response processes.

●	Cybersecurity Training and Awareness:

All employees and contractors are required to receive bi-annual cybersecurity awareness training, and have deployed internal phishing campaigns to measure the effectiveness of the training program. New hires are also required to receive training in the form of drills and simulated attacks.

●	Access Controls:

Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company systems.

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

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, though we and the third parties with whom we do business have experienced certain cybersecurity incidents, we are not aware of cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains and recognize cybersecurity measures have become more critical due to remote work, and we continuously evaluate improvements and new measures to protect our information and computing systems. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information or operational technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security or eliminate all risks associated with cyberattacks on us or third parties with whom we do business. No security measure is infallible. See Part I, Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information or operational technology systems.

Board of Directors’ Oversight of Risks from Cybersecurity Threats and Management’s Role

The Audit Committee of our board of directors is responsible for overseeing cybersecurity, information security and information and operational technology risks, as well as management’s actions to identify, assess, mitigate and remediate those risks. The Audit Committee assists our board of directors in exercising oversight of the Company’s cybersecurity, information security and information and operational technology risks. At least annually, the Audit Committee reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Chief Administrative Officer (“CAO”) is responsible for upward reporting of significant cybersecurity incidents to our Audit Committee, who in turn reports to our board of directors, as appropriate.

Recognizing the importance of cybersecurity to the success and resilience of our business, our Board of Directors considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our CAO meets regularly with the Information Technology department (“IT department”) which includes individuals who possess extensive experience in information technology and cybersecurity. The IT department reports directly to the CAO and is responsible for managing the Company’s cybersecurity initiatives, including technical risk assessments, implementation of controls, and response to cybersecurity incidents. The IT department has significant expertise in IT systems and cybersecurity, enabling the Company to respond effectively to cybersecurity risks and incidents.

Item 2.        Properties

Our principal properties are described in Part I, Item 1. “Business” under the caption “—Our Properties.”

Item 3.       Legal Proceedings

Disclosure concerning legal proceedings is incorporated by reference to “Part II. Item 8. “Financial Statements and Supplementary Data—Note 17. Commitments and Contingencies” in this Annual Report.

Item 4.      Mine Safety Disclosures

Not applicable.

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Class A common stock trade on the NYSE under the symbol “SEI.”

As of February 26, 2025, we had approximately six holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

There is no market for our Class B common stock. As of February 26, 2025, we had 17 holders of record of our Class B common stock.

Dividend Policy

For the year ended December 31, 2024, the Company paid quarterly cash dividends totaling $0.48 per share of Class A common stock, compared to $0.45 per share paid in 2023. We currently intend to continue paying a quarterly dividend, which is currently $0.12 per share quarterly or $0.48 per share annually, while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our Term Loan Agreement and revolving credit facility contain certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

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

375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
May-17
May-18
May-19
May-20
May-21
May-22
May-23
May-24
SEI
Russell 2000
OSX
SEI
Russell 2000
OSX

Source: Bloomberg. Assumes dividend reinvestment on pay date.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the year ended December 31, 2024 and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	474,726	$7.17	474,726	$20,128,802
February 1 - February 28	633,623	7.40	633,623	15,440,555
March 1 - March 31	181,707	8.47	—	15,440,555
April 1 - April 30	1,151	8.16	—	15,440,555
May 1 - May 31	—	—	—	15,440,555
June 1 - June 30	2,412	8.93	—	15,440,555
July 1 - July 31	216	13.26	—	15,440,555
August 1 - August 31	1,293	11.72	—	15,440,555
September 1 - September 30	—	—	—	15,440,555
October 1 - October 31	—	—	—	15,440,555
November 1 - November 30	3,153	20.86	—	15,440,555
December 1 - December 31	—	—	—	15,440,555
Total	1,298,281	$7.51	1,108,349

(1)	Includes 1,108,349 shares repurchased as part of the share repurchase plan and 189,932 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees as of December 31, 2024.

(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock. No shares were repurchased during the three months ended December 31, 2024.

Sales of Unregistered Equity Securities

None.

Item 6.       Reserved

Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Annual Report to the "Company," "Solaris," "we," "us" and "our" refer to Solaris Energy Infrastructure, Inc. ("Solaris Inc.") and its consolidated subsidiaries, including Solaris Energy Infrastructure, LLC (“Solaris LLC”), our operating subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Developments

MER Acquisition

We successfully completed the acquisition of MER on September 11, 2024. The results of MER’s operations have been included in our consolidated financial statements from the acquisition date through December 31, 2024. For further details regarding the acquisition, please refer to Note 3. “MER Acquisition” in the notes to our consolidated financial statements.

Debt Financing

On September 11, 2024, we entered into a senior secured term loan agreement (the “Term Loan Agreement”) totaling $325.0 million, primarily to fund the acquisition of MER. The remaining proceeds are restricted for capital expenditures to support our growth initiatives. The senior secured term loan bears a variable interest rate with interest payments that began in October 2024. Repayments of 1.25% of the original principal amount are due in quarterly installments beginning on September 30, 2025. The term loan matures on September 11, 2029.

Additionally, on the same day, we extinguished our prior revolving credit facility using a portion of the term loan proceeds. On October 2, 2024, we established a new revolving credit facility that allows for borrowings up to $75.0 million, with a potential increase of up to an additional $50.0 million, contingent on certain conditions. This facility also includes provisions for up to $10.0 million in letters of credit. For further details regarding our debt agreements, please refer to Note 10. “Debt” in the notes to our consolidated financial statements.

Class A Common Stock Offering

On December 11, 2024, we completed an underwritten public offering in which we sold 6,500,000 shares of our Class A common stock, par value of $0.01 per share at a price of $24.75 per share. After deducting underwriting discounts and commissions of $4.8 million, we received net proceeds of approximately $156.0 million. These net proceeds are being used, and are expected to continue to be used, to fund growth capital for additional power generation equipment.

Market Trends and Outlook

Demand for our services varies across each of our business segments, Solaris Power Solutions and Solaris Logistics Solutions, due to differences in end market exposure.

For the Company’s Solaris Power Solutions segment, demand is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure, which is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’s turbine offerings are configurable and can be scaled to match power demand on a “behind-the-meter” basis in a shorter timeline than many grid-based providers can service.

Today, the Company’s Solaris Power Solutions segment’s primary customers include a large data center and several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications. Power demand for data centers has been accelerated due to growth in generative artificial intelligence (“AI”) computing applications. Power demand for energy customers is primarily driven by hydrocarbon production and processing operations in geographies where grid infrastructure may not be available or reliable or is prone to supply disruption. Many of our customers face multi-year delays to receive grid-based power and are turning to configurable, “behind-the-meter” solutions such as ours to bridge this gap. The availability of low-cost fuel as a result of the abundant supply of natural gas domestically enhances the cost-competitiveness of our mobile natural gas-powered turbine technology as compared to conventional grid-based power.

Our Solaris Power Solutions segment began upon the consummation of the MER Acquisition on September 11, 2024. As a result, our fourth quarter was the first full quarter of contribution from this segment. During the fourth quarter, Solaris Power Solutions generated revenue from an average of approximately 260 megawatts (“MW”) of generation capacity. Due to the continued market demand we forecast for behind-the-meter power generation, Solaris Power Solutions has secured deliveries for turbines and ancillary equipment that will significantly increase our operated power generation fleet to approximately 1,400 MW by the first half of 2027. The Company estimates approximately two thirds of total expected delivered capacity is currently committed to customers under commercial agreements that range in tenor from two to six years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.

We expect total company capital expenditures in 2025 of approximately $690 million. The majority of these capital expenditures are to support Solaris Power Solutions capital growth, with capital expenditures for Solaris Logistics Solutions representing approximately $10-15 million of our total expected capital expenditures over the next year. The majority of these capital expenditures are already reflected in committed purchase orders, and we are relying on our ability to secure appropriate financing to fund these commitments.

We intend to fund our current planned capital expenditures with available cash on our balance sheet as of December 31, 2024, cash flows we expect to generate from operations in 2025, and available capacity from our revolving credit facility. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital market transactions, depending upon market conditions, and / or enter into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to pay cancellation fees for these committed purchase orders using cash from our balance sheet, cash flows from operations in 2025 and available capacity under our revolving credit facility.

The sustainability of this favorable supply-demand dynamic in the power sector will depend on multiple factors, including continued demand growth for generative AI computing applications, cloud computing, supply chain availability for electrical equipment, potential regulatory changes, overall economic activity levels, the level and pace at which the power industry can invest in power infrastructure, and the pace of continued electrification-driven demand growth.

For our Solaris Logistics Solutions segment, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the year ended 2024, our fully utilized system count averaged 91 systems, which was down 17% from the average in 2023, which was in line with the decline in Baker Hughes U.S. Land Rig count. This decline was primarily driven by lower natural gas prices. In the first half of 2025, we expect our fully utilized system count to average between 90 and 100 systems, which is above 2024 average levels. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Revenues
Solaris Logistics Solutions	$274,457	$292,947	$(18,490)
Solaris Power Solutions	38,634	—	38,634
Total revenues	$313,091	$292,947	$20,144

Solaris Logistics Solutions. Solaris Logistics Solutions revenue decreased $18.5 million, or 6%, to $274.5 million for the year ended December 31, 2024 compared to $292.9 million for the year ended December 31, 2023. The slight decrease was primarily due to a decrease in fully utilized systems, which decreased to 91 systems for the year ended December 31, 2024, compared to 109 systems in the year ended December 31, 2023. This decrease was partially offset by an increase in average revenue per system and an increase in average last mile tonnage during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Solaris Power Solutions. Solaris Power Solutions revenue increased by $38.6 million in the year ended December 31, 2024, compared to nil for the year ended December 31, 2023. This increase was due to the assumption of MER revenues as a result of the MER Acquisition which closed on September 11, 2024.

Cost of Revenue, exclusive of depreciation and amortization

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Logistics Solutions	$175,011	$177,847	$(2,836)
Solaris Power Solutions	9,910	—	9,910
Total cost of revenue (exclusive of depreciation and amortization)	$184,921	$177,847	$7,074

Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue decreased $2.8 million, or 2%, to $175.0 million for the year ended December 31, 2024 compared to $177.8 million for the year ended December 31, 2023. This reduction was primarily due to a $7.1 million decrease due to lower system count and the $1.8 million reversal of accrued property taxes following settlement with Brown County Appraisal District. Refer to Note 17. “Commitments and Contingencies – Tax Matters” in the notes to our consolidated financial statements for additional information on the property tax settlement. This reduction was partially offset by a $6.1 million increase in last mile and ancillary service costs driven by an increase in last mile tonnage.

Solaris Logistics Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 64% and 61% for the years ended December 31, 2024 and 2023, respectively.

Solaris Power Solutions. Solaris Power Solutions cost of revenue increased by $9.9 million in the year ended December 31, 2024, compared to nil for the year ended December 31, 2023. The increase was due to the cost of revenues assumed as a result of the MER Acquisition which closed on September 11, 2024.

Solaris Power Solutions cost of revenue as a percentage of revenue (exclusive of depreciation and amortization) was 26% for the year ended December 31, 2024.

Non-Leasing Depreciation and Amortization

Non-leasing depreciation and amortization increased by $5.0 million, or 14%, to $41.2 million for the year ended December 31, 2024 compared to $36.2 million for the year ended December 31, 2023. This increase was primarily due to the addition of depreciable assets resulting from capital expenditures to develop and upgrade systems fleets for our Solaris Logistics Solutions segment.

Depreciation of Leasing Equipment

Solaris Power Solutions. Depreciation of leasing equipment increased by $6.0 million for the year ended December 31, 2024, compared to nil for the year ended December 31, 2023. This increase was due to the assumption of MER’s equipment as a result of the completion of the MER Acquisition which closed on September 11, 2024.

Gain on Sale of Kingfisher Facility

In the fourth quarter of 2024, we sold our rights to the 300-acre transload facility located in Kingfisher, Oklahoma, along with all associated assets, for total proceeds of $5.0 million. In connection with the sale, we terminated the lease associated with the facility, resulting in the extinguishment of the remaining lease liability of $2.5 million at the time of sale. All associated assets had zero net carrying value at the time of sale after a previous impairment recognized as of December 31, 2020. As a result of the sale and lease termination, we recognized a total gain of $7.5 million.

Gain on Reversal of Property Tax Contingency

On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District in Texas, following a favorable ruling by the Eastland Court of Appeals on April 18, 2024. As a result, in the year ended December 31, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the cost of revenue in our consolidated statement of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.7 million, or 32%, to $35.6 million for the year ended December 31, 2024 compared to $27.0 million for the year ended December 31, 2023. The increase is primarily due to increases in corporate headcount, professional fees and office rental expenses.

Other Operating Expense, Net

Other operating expense increased $1.8 million, to $2.5 million for the year ended December 31, 2024 compared to $0.6 million for the year ended December 31, 2023. Other operating expense for the year ended December 31, 2024 primarily relate to acquisition-related costs, partially offset by gain from change in payables related to the Tax Receivable Agreement and sublease income on an office lease. Other operating expense for the year ended December 31, 2023 primarily relate to credit losses and loss on disposal of assets, partially offset by sales tax rebates.

Interest Expense, Net

Interest expense increased $8.5 million, or 257%, to $11.8 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023. The increase was primarily due to interest on our Term Loan Agreement (as defined below) executed on September 11, 2024 in connection with the closing of the MER Acquisition.

Loss on Debt Extinguishment

Loss on debt extinguishment increased by $4.1 million for the year ended December 31, 2024 compared to nil for the year ended December 31, 2023. The loss on debt extinguishment related to the extinguishment of the senior secured bridge term loan facility and the prior revolving credit facility.

Provision for Income Taxes

During the year ended December 31, 2024, we recognized a combined United States federal and state expense for income taxes of $8.0 million, an increase of $0.2 million compared to the $7.8 million income tax expense we recognized during the year ended December 31, 2023. The effective combined United States federal and state income tax rates were 21.7% and 16.8% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity consist of cash flows from operations, borrowings under our debt financing agreements, available capacity from our revolving credit facility, and proceeds from opportunistic capital market offerings. Additionally, we may explore various financing options to support our recent capital investments, particularly within our Solaris Power Solutions segment, which is crucial to our growth strategy. We believe that these sources will provide sufficient liquidity to meet our financial obligations, including both our short-term and long-term purchase commitments related to growth capital expenditures. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital market transactions, depending upon market conditions, and / or enter into additional debt financing agreements.

On September 11, 2024, we and certain of our subsidiaries entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Banco Santander, S.A. New York Branch, as administrative agent, and Silver Point Finance, LLC, as collateral agent, along with other participating lenders. Under the Term Loan Agreement, the lenders provided term loans totaling $325.0 million. We utilized a portion of the proceeds to fund the MER Acquisition, with the remaining funds restricted for growth capital expenditures. Principal payments totaling $8.2 million are due within the next 12 months. The interest rate was 10.4% as of December 31, 2024 and is subject to periodic repricing. Assuming this rate remains constant, we estimate our interest payments for the next 12 months will total approximately $34.0 million. See Note 10. “Debt” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

On October 2, 2024, we and certain of our subsidiaries entered into a new revolving credit facility with Bank of America, N.A., acting as agent for the participating lenders. The facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At our option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million. Additionally, up to $10.0 million of the facility is available for the issuance of letters of credit by the agent. As of December 31, 2024, no amounts had been drawn under the facility, and based on the borrowing base calculation, the availability under the facility was $36.8 million. If any amount is drawn, Solaris intends to use the proceeds for working capital and other corporate purposes. See Note 10. “Debt” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

On December 11, 2024, we completed an underwritten public offering in which we sold 6,500,000 shares of our Class A common stock, par value of $0.01 per share, at a price of $24.75 per share. After deducting underwriting discounts and commissions of $4.8 million, we received net proceeds of approximately $156.0 million.

As of December 31, 2024, we have outstanding purchase commitments for power generation equipment that are integral to our growth strategy. Our short-term purchase commitments, due within the next 12 months, total $140.7 million, while our long-term purchase commitments, with remaining terms extending beyond one year, total $99.0 million. Both short-term and long-term commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.

Subsequent to December 31, 2024, we entered into additional purchase commitments totaling $549.1 million, primarily related to power generation equipment for Solaris Power Solutions. We expect payments to occur over the course of two years, concluding in the fourth quarter of 2026. Each purchase order includes distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure. These commitments are consistent with our growth strategy and are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellations.

Our ability to fulfill these purchase commitments depends on the successful execution of our growth strategy, which includes securing appropriate financing and securing customer contracts for the equipment on order. As discussed previously, two thirds of our fleet capacity is currently contracted for tenors of two to six years and we are in active negotiations for the remaining one third of capacity.

As of December 31, 2024, cash and cash equivalents, along with restricted cash, totaled $159.9 million. We believe that our cash reserves, operating cash flows and available capacity under our new revolving credit facility will provide adequate liquidity to meet our future operational needs for the next 12 months and beyond, including debt service obligations, dividend payments and potential cancellation penalties, should we be unable to secure financing for our growth strategy.

Share Repurchase Program

On March 1, 2023, the Company’s Board authorized a share repurchase plan allowing the repurchase of up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the year ended December 31, 2024, Solaris Inc. repurchased and retired 1,108,349 shares of the Company’s Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. During the year ended December 31, 2023, Solaris Inc. repurchased and retired 3,163,778 shares of the Company’s Class A common stock at an aggregate cost of $26.4 million, or $8.37 per share.

As of December 31, 2024, we had repurchased and retired a total of 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the repurchase authorization. No shares were repurchased during the three months ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,		Change
	2024	2023	2024 vs. 2023

	(in thousands)
Net cash provided by operating activities	$59,367	$88,261	$(28,894)
Net cash used in investing activities	(305,032)	(62,003)	(243,029)
Net cash provided by (used in) financing activities	399,699	(29,260)	428,959
Net change in cash	$154,034	$(3,002)	$157,036

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities decreased to $59.4 million for the year ended December 31, 2024, compared to $88.3 million for the year ended December 31, 2023. This $28.9 million decrease is primarily attributed to reduced business activity, as evidenced by a decrease in our fully utilized systems.

In the operating cash flow calculation, we begin with net income and adjust for non-cash items such as depreciation, amortization, and changes in provisions. For the year ended December 31, 2024, the sum of net income adjusted for these non-cash items was $90.5 million, compared to $92.0 million in the same period in 2023. Additionally, changes in working capital resulted in a $31.2 million decrease in cash for the year ended December 31, 2024, compared to a $3.8 million decrease in cash for the year ended December 31, 2023.

Investing Activities. Net cash used in investing activities was $305.0 million for the year ended December 31, 2024, an increase from $62.0 million for the year ended December 31, 2023. The $243.0 million increase is primarily attributed to $122.1 million used in the business acquisition of MER and $180.7 million paid for turbines and ancillary equipment for Solaris Power Solutions. This increase was partially offset by the absence of Solaris Logistics Solutions capital expenditures from our previous growth capital program in 2023.

Financing Activities. For the year ended December 31, 2024, net cash provided by financing activities totaled $400.0 million. This amount primarily reflects net debt financing proceeds of $295.0 million and proceeds from the Class A common stock offering of $160.9 million, partially offset by payments of $15.6 million on debt financing and debt extinguishment costs, $14.6 million in quarterly dividends to Class A common stock shareholders, $8.5 million in distributions to Solaris LLC unitholders, $8.1 million on share repurchases, and $5.3 million on payments of fees related to the Class A common stock offering. In comparison, net cash used in financing activities was $29.3 million for the year ended December 31, 2023. This was largely due to share repurchases of $26.4 million, dividends of $14.1 million to our Class A common stock shareholders, and $6.6 million in distributions to Solaris LLC unitholders, partially offset by net borrowings under the credit agreement of $22.0 million.

Future Uses of Cash

Our material cash commitments consist primarily of obligations under our debt financing, purchase commitments related to our power generation fleet growth program, obligations under the Tax Receivable Agreement, obligations under our finance and operating leases and purchase obligations as part of normal operations.

In 2025, we expect to pay approximately $34.0 million in interest expense on the Term Loan Agreement, based on the interest rate as of December 31, 2024 of 10.4%. Along with interest payments, principal repayments totaling $8.1 million will be due in 2025.

Total purchase commitments related to our power generation fleet growth program amounted to $788.8 million, consisting of $239.7 million outstanding as of December 31, 2024, and $549.1 million entered into in 2025. We estimate that approximately $693.8 million will be fulfilled in 2025, and approximately $95.0 million will be fulfilled in 2026. While these commitments are aligned with our growth strategy, they are cancellable, though subject to significant termination penalties ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation. If we are unable to secure appropriate financing, we can manage the cancellation penalties, ensuring that we have the financial capacity to absorb such costs, as necessary.

We made payments of $3.6 million in January 2025 under the Tax Receivable Agreement. In order to satisfy these obligations, Solaris LLC made a distribution to Solaris Inc. of $3.6 million and made a concurrent cash distribution of $1.1 million on a pro rata basis to each of the other members of Solaris LLC. Future amounts payable under the Tax Receivable Agreement are dependent upon future events. See Note 15. “Income Taxes” under Part II. Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Tax Receivable Agreement.

See Note 9. “Leases” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information regarding scheduled maturities of finance and operating leases.

Off Balance Sheet Arrangements

Refer to Note 17. “Commitments and Contingencies – Purchase Commitments” under Part II. Item 8. “Financial Statements and Supplementary Data” included in the notes to our consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of our financial statements requires the use of judgments and estimates. Critical accounting estimates are those estimates that require us to make our most complex, subjective or uncertain judgments and have a material impact on the carrying values of assets and liabilities in our financial statements.

We base our estimates on historical experience and on various other assumptions we believe are reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following discussion highlights the critical accounting estimates that involve significant judgment and are integral to the preparation of our financial statements. This discussion should be read in conjunction with our consolidated financial statements and related notes included in this report.

Fair Value Measurements in Business Combinations

When accounting for a business combination, we allocate the purchase consideration to the various acquired assets and assumed liabilities based on their fair values. Our measurement of fair value involved significant estimates and assumptions, and we have up to one-year post-acquisition to finalize these measurements if necessary. For tangible and identifiable assets acquired, we employ various valuation methodologies, including discounted cash flow analysis. These analyses rely on assumptions regarding the timing and amount of future revenues and expenses. Key assumptions include probability of renewal curve, discount rates, future revenues, operating costs, and projections of capital expenditures, aligned with those used by principal market participants. Given the complexity of these calculations, we engage third-party specialists to assist in evaluating our assumptions and appropriately measuring the fair value of the assets acquired and liabilities assumed.

Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

We evaluate the carrying value of long-lived assets, which consists of property, plant, and equipment, assets held for lease, definite-lived intangible assets and right-of-use lease assets, for impairment whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events may include insufficient cash flows or plans to dispose of or sell assets before the end of their originally estimated useful lives.

The impairment analysis requires significant judgment in determining the asset group’s future cash flows. For assets classified as held for use, we group individual assets at the lowest level where identifiable cash flows are largely independent of other assets. We then estimate the future undiscounted cash flows from the use and eventual disposal of the asset group and compare them to the asset group’s carrying amount.

If the estimated undiscounted cash flows are less than the carrying amount, we then estimate the fair value of the asset group using a discounted cash flow analysis. This process involves key assumptions, including management’s forecasts of future operating performance, such as revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets, and a discount rate based on our weighted average cost of capital. An impairment loss is recorded if the carrying amount exceeds the estimated fair value. These estimates are highly subjective and can be impacted by factors such as changes in market conditions, operational performance, or shifts in the company’s strategy.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is subject to annual impairment testing, typically performed during the fourth quarter, or more frequently if events or changes in circumstances suggest that the carrying value may not be recoverable. Such events may include adverse economic conditions, increased competition or shifts in market dynamics, all of which may necessitate more frequent impairment assessments.

The impairment testing for goodwill involves significant estimates and judgment. We first assess whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value through a qualitative analysis. If we determine that this condition exists, we then perform a quantitative analysis, comparing the fair value of the reporting unit to its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized. This process involves subjective estimates, including projections of future cash flows, market conditions, and the applicable discount rate. Changes in these estimates or the occurrence of adverse events could result in impairment charges in future periods, impacting the financial results.

Income Taxes

Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2024 and 2023 we recognized a combined United States federal and state expense for income taxes of $8.0 million and $7.8 million, respectively. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.

We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.

We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2024 and 2023, we had $43.6 million and $48.0 million of net deferred tax assets, respectively.

See Note 15. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” for additional information.

Tax Receivable Agreement

As described in Note 15. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data,” Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes or is deemed to realize in certain circumstances in periods after its IPO as a result of certain increases in tax basis, and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with its IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — New Accounting Standards” under Part II. Item 8. “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates associated with our variable-rate borrowings under debt financing agreements. Changes in interest rates directly affect our interest expense. Borrowings under our Term Loan Agreement are subject to a variable interest rate that, at Solaris’s option, is determined by either Term SOFR plus an applicable margin or the Base Rate (as defined in the Term Loan Agreement) plus an applicable margin. The applicable margin is 5% for Base Rate loans and 6.0% for Term SOFR loans, subject to adjustments of up to an additional 0.25% based on Solaris’s then-current leverage ratio if certain conditions are not met.

As of December 31, 2024, we had outstanding borrowings of $325.0 million under the Term Loan Agreement. A hypothetical increase or decrease of 100 basis points in our variable interest rates would result in an estimated annual change in interest expense of approximately $3.3 million.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Solaris Energy Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Energy Infrastructure, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solaris Energy Infrastructure, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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

Business Combination - Mobile Energy Rentals Valuation of Customer Relationships

As described in Note 3 to the consolidated financial statements, the Company acquired Mobile Energy Rentals LLC (“MER”), for total purchase consideration of $323.1 million. The MER acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the total purchase consideration was allocated to identifiable assets acquired and liabilities assumed, including $65.9 million of intangible assets–customer relationships.

The valuation method used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships. Several significant assumptions were involved in the application of this valuation method, including revenue growth rate, probability of renewal curves and discount rates.

We identified the valuation of customer relationships for the Mobile Energy Rentals business combination as a critical audit matter. The valuation requires judgment by management to determine the fair value of the customer relationship including assumptions related to revenue growth rate, probability of renewal curves and discount rates. Auditing management’s judgment required subjective and complex auditor judgment and increased auditor effort including utilizing personnel with specialized knowledge and skills in valuation.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the discount rates used in the fair value calculation.
●	Assessing the reasonableness of the revenue growth rate by:
o	comparing to external market sources and historical data, and
o	testing expected utilization
●	Assessing the reasonableness of the probability of renewal curves by:
o	comparing to external market sources, and
o	evaluating corroborative and contradictory evidence

Estimation of Future Taxable Income - Tax Receivable Agreement

As discussed in Note 15 as of December 31, 2024, the Company’s liability under the Tax Receivable Agreement (“TRA”) is $77.3 million, representing 85% of the net cash savings in United States federal, state, and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits and additional tax basis arising from any payments Solaris Inc. makes under the TRA. The calculation of the TRA liability includes the projection of future taxable income which involves significant judgment.

We identified the estimation of future taxable income related to the tax receivable agreement as a critical audit matter. Due to the inherent uncertainty involved in estimating future taxable income and the complexity of the TRA calculation used by management, auditing the TRA required increased auditor effort due to the nature of audit evidence available and the extent of specialized skills or knowledge needed to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing tax personnel with knowledge and skills in partnership income taxes to assess the appropriateness of the TRA calculation.
●	Assessing the reasonableness of the Company’s estimation of future taxable income by:
o	comparing future revenues and expenses to historical data, and
o	comparing forecasts of future revenues against third party data

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Houston, Texas

March 5, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Solaris Energy Infrastructure, Inc.

Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Solaris Energy Infrastructure, Inc. ’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mobile Energy Rentals, LLC, (or “MER”) which was acquired on September 11, 2024, and which is included in the  consolidated balance sheets of the Company as of December 31, 2024, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the year then ended. MER constituted 48% of total assets as of December 31, 2024, and 12% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of MER because of the timing of the acquisition which was completed on September 11, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MER.

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

/s/ BDO USA, P.C.

Houston, Texas

March 5, 2025

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$114,255	$5,833
Restricted cash	45,612	—
Accounts receivable, net of allowances of $681 and $104, respectively	71,774	44,916
Accounts receivable - related party	—	2,378
Prepaid expenses and other current assets	8,387	4,342
Inventories	10,948	6,672
Assets held for sale	—	3,000
Total current assets	250,976	67,141
Property, plant and equipment, net	298,828	325,121
Equipment held for lease, net	339,932	—
Non-current inventories	1,693	1,593
Non-current receivables, net of allowance of $654 and $862, respectively	1,069	1,663
Operating lease right-of-use assets	9,966	10,721
Goodwill	103,985	13,004
Intangible assets, net	71,521	702
Deferred tax assets, net	43,574	48,010
Other assets	1,337	342
Total assets	$1,122,881	$468,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,092	$12,654
Accrued liabilities	23,159	20,292
Deferred revenue	4,924	—
Payables related to Tax Receivable Agreement, current portion	3,610	—
Finance lease liabilities, current portion	2,307	2,462
Operating lease liabilities, current portion	1,599	1,385
Long-term debt, current portion	8,125	—
Other current liabilities	717	408
Total current liabilities	65,533	37,201
Operating lease liabilities, net of current portion	8,058	11,541
Long-term debt, net of current portion	307,605	30,000
Finance lease liabilities, net of current portion	1,182	2,401
Payables related to Tax Receivable Agreement, net of current portion	73,730	71,530
Other long-term liabilities	44	44
Total liabilities	456,152	152,717
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 38,013 shares and 30,448 shares issued and outstanding as of December 31, 2024 and 2023, respectively	359	290
Class B common stock, $0.00 par value, 180,000 shares authorized, 29,107 shares and 13,672 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	337,598	188,379
Retained earnings	17,664	17,314
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	355,621	205,983
Non-controlling interest	311,108	109,597
Total stockholders' equity	666,729	315,580
Total liabilities and stockholders' equity	$1,122,881	$468,297

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years
	Ended December 31,
	2024	2023

Service revenue	$263,206	$269,474
Service revenue - related parties	13,465	23,473
Leasing revenue	36,420	—
Total revenue	313,091	292,947

Operating costs and expenses:
Cost of services, excluding depreciation and amortization	176,971	177,847
Cost of leasing revenue, excluding depreciation	7,950	—
Non-leasing depreciation and amortization	41,183	36,185
Depreciation of leasing equipment	6,035	—
Gain on sale of Kingfisher facility	(7,461)	—
Gain on reversal of property tax contingency	(2,483)	—
Selling, general and administrative	35,617	26,951
Impairment of property, plant and equipment	—	1,423
Other operating expenses, net	2,463	639
Total operating costs and expenses	260,275	243,045
Operating income	52,816	49,902
Interest expense, net	(11,808)	(3,307)
Loss on debt extinguishment	(4,085)	—
Income before income tax expense	36,923	46,595
Provision for income taxes	(8,005)	(7,820)
Net income	28,918	38,775
Less: net income related to non-controlling interests	(13,110)	(14,439)
Net income attributable to Solaris Energy Infrastructure, Inc.	15,808	24,336
Less: income attributable to participating securities	(1,040)	(1,169)
Net income attributable to Class A common shareholders	$14,768	$23,167

Earnings per share of Class A common stock - basic	$0.51	$0.78
Earnings per share of Class A common stock - diluted	$0.50	$0.78

Basic weighted-average shares of Class A common stock outstanding	28,763	29,693
Diluted weighted-average shares of Class A common stock outstanding	29,235	29,693

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2022	32,937	$317	13,672	$—	$202,551	$12,847	$101,414	$317,129
Share repurchases and retirements	(3,164)	(32)	—	—	(20,317)	(5,413)	(674)	(26,436)
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	—	—	5,667	—	2,613	8,280
Grants of restricted stock, net of forfeitures	827	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,128	—	(1,134)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(152)	(1)	—	—	(552)	(384)	(427)	(1,364)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(6,634)	(6,634)
Dividends paid ($0.45 per share of Class A common stock)	—	—	—	—	—	(14,072)	—	(14,072)
Net income	—	—	—	—	—	24,336	14,439	38,775
Balance at December 31, 2023	30,448	$290	13,672	$—	$188,379	$17,314	$109,597	$315,580
Issuance of Class B common stock and Solaris LLC units in connection with MER Acquisition	—	—	16,465	—	—	—	186,378	186,378
Transaction with non-controlling interest in connection with business combination	—	—	—	—	25,254	—	(25,254)	—
Share repurchases and retirements	(1,108)	(11)	—	—	(6,990)	(858)	(233)	(8,092)
Net effect of deferred taxes related to issuance of Class B common stock in connection with MER Acquisition	—	—	—	—	(5,506)	—	—	(5,506)
Class A common stock offering	6,500	65	—	—	126,251	—	29,212	155,528
Exchange of Solaris LLC units and Class B common stock for Class A common stock	1,030	10	(1,030)	—	(4,527)	—	4,517	—
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Net effect of deferred taxes related to parties pursuant to TRA from the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	7,957	—	—	7,957
Stock option exercise	1	—	—	—	3	—	—	3
Stock-based compensation	4	—	—	—	6,827	—	4,348	11,175
Vesting of restricted stock	—	7	—	—	1,957	—	(1,964)	—
Vesting of performance-based restricted stock units	17	—	—	—	45	—	(45)	—
Grants of restricted stock, net of forfeitures	1,312	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(191)	(2)	—	—	(1,630)	—	(22)	(1,654)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(8,536)	(8,536)
Dividends paid ($0.48 per share of Class A common stock)	—	—	—	—	—	(14,600)	—	(14,600)
Net income	—	—	—	—	—	15,808	13,110	28,918
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net income	$28,918	$38,775
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,218	36,185
Impairment of property, plant, and equipment	—	1,423
Gain on sale of Kingfisher facility	(7,461)	—
Stock-based compensation	10,592	7,741
Loss on debt extinguishment	4,085	—
Deferred income tax expense	6,467	7,251
Change in payables related to Tax Receivable Agreement	(1,598)	—
Other	2,315	658
Changes in assets and liabilities:
Accounts receivable	(19,159)	17,155
Accounts receivable - related party	2,378	2,547
Prepaid expenses and other assets	(4,196)	700
Inventories	(2,251)	(6,186)
Accounts payable	(3,451)	(10,630)
Accrued liabilities	4,951	(6,266)
Deferred revenue	(6,958)	—
Payments pursuant to Tax Receivable Agreement	—	(1,092)
Property tax contingency	(2,483)	—
Net cash provided by operating activities	59,367	88,261
Cash flows from investing activities:
MER Acquisition, net of cash acquired	(122,065)	—
Receivable from Sellers	(6,502)	—
Cash received from Sellers	6,502	—
Investment in property, plant and equipment and equipment held for lease	(188,419)	(64,388)
Proceeds from sale of Kingfisher facility	5,000	—
Cash received from insurance claims	326	122
Proceeds from disposal of property, plant and equipment	126	2,263
Short-term loan to MER	(29,750)	—
Repayment of short-term loan from MER	29,750	—
Net cash used in investing activities	(305,032)	(62,003)
Cash flows from financing activities:
Share repurchases and retirements	(8,092)	(26,436)
Class A common stock offering	160,875	—
Distributions to non-controlling interest unitholders	(8,536)	(6,634)
Dividend paid to Class A common stock shareholders	(14,600)	(14,072)
Payments under finance leases	(2,991)	(2,502)
Proceeds from issuance of insurance notes payable	3,553	1,520
Payments under insurance premium financing	(2,917)	(1,651)
Cancelled shares withheld for taxes from vesting of restricted stock	(1,695)	(1,364)
Payment of fees related to Class A common stock offering	(5,252)	—
Borrowings from debt financing	362,000	35,000
Repayments of debt financing	(67,000)	(13,000)
Payment of fees related to debt extinguishment	(3,976)	—

Payments for debt financing costs	(11,670)	(121)
Net cash provided by (used in) financing activities	399,699	(29,260)

Net decrease in cash, cash equivalents and restricted cash	154,034	(3,002)
Cash, cash equivalents and restricted cash at beginning of period	5,833	8,835
Cash, cash equivalents and restricted cash at end of period	$159,867	$5,833

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$450	$432
Capitalized stock-based compensation	624	539
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	9,580	1,284
Reclassification of assets held for sale to property, plant and equipment	3,000	—
Additions to property, plant and equipment through finance leases	1,536	2,012
Non-cash financing, issuance of common stock for MER Acquisition	186,378	—

Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	$11,458	$2,958
Interest received	1,464	143
Income taxes paid, net of refunds	503	478

The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

Notes to the Consolidated Financial Statements

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

Recently Completed Acquisition

On September 11, 2024, Solaris, through its subsidiary Solaris Energy Infrastructure, LLC (“Solaris LLC”), completed the acquisition of Mobile Energy Rentals LLC (“MER”). MER operates throughout the United States, providing configurable sets of primarily natural gas-powered mobile turbines and ancillary equipment to energy, data center, and other commercial and industrial end-markets. This acquisition provided Solaris with an entry into the large and growing distributed power solutions market, both enhancing our position as a mobile equipment and logistics solution provider to the oil and gas industry and also diversifying our end market exposure.

In connection with the acquisition, we amended our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and the Second Amended and Restated Limited Liability Company Agreement of Solaris LLC to reflect our new names: changing “Solaris Oilfield Infrastructure, Inc.” to “Solaris Energy Infrastructure, Inc” and “Solaris Oilfield Infrastructure, LLC” to “Solaris Energy Infrastructure, LLC,” respectively. These amendments became effective on September 11, 2024. Additionally, our ticker symbol was updated to “SEI,” effective on the New York Stock Exchange at the start of trading on September 12, 2024. The results of operations of MER are included in our accompanying consolidated financial statements from the closing date of the acquisition through December 31, 2024. See Note 3. “MER Acquisition” below for further details regarding the acquisition.

Basis of Presentation

The accompanying consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions and balances have been eliminated upon consolidation.

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

2.        Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to fair value measurements in business combinations; allowance for credit losses; net realizable value of inventory; long-lived asset valuations; future cash flows associated with goodwill and long-lived asset impairment evaluations; fair value measurement of our performance-based restricted stock units; income taxes; contingencies; and estimate of tax receivable agreement liability. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Cash balances at times may exceed federally-insured limits. We have not incurred losses related to these deposits.

Restricted Cash

Restricted cash includes amounts that are limited in their use due to contractual agreements or are designated for specific purposes and are not readily available for general use. In our consolidated balance sheets, we classify these amounts as restricted cash. As of December 31, 2024, our restricted cash is restricted for capital expenditures.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that total to the same amounts shown in the consolidated statements of cash flows.

	December 31,
	2024	2023
Cash and cash equivalents	$114.3	$5.8
Restricted Cash	45.6	—
Cash and cash equivalents and restricted cash	$159.9	$5.8

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the net amount expected to be collected. We record accounts receivable at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses. Total unbilled revenue included in accounts receivable as of December 31, 2024 and 2023 was $9.0 million and $13.5 million, respectively.

In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history, and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, we apply a case-by-case review on individual trade receivables by customer when deemed appropriate. The related expense associated with the recognition of the allowance for credit losses was included in other operating expense on our consolidated statements of operations. Adjustments to the allowance may be required depending on how potential issues are resolved and when receivables are collected. Accounts deemed uncollectible are written off against the allowance for credit losses when our customers’ financial condition deteriorates, impairing their ability to make payments, including in cases of customer bankruptcies.

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

	Year Ended
	December 31,
	2024	2023
Balance at beginning of period	$1.0	$0.4
Provision for credit losses, net of recoveries	0.3	0.8
Write-offs	—	(0.2)
Balance at end of period	$1.3	$1.0

Inventories

Inventories managed in our Solaris Logistics Solutions segment primarily consist of raw materials used in the manufacturing and maintenance of the Company’s oil and gas logistics equipment. Inventories managed in our Solaris Power Solutions segment primarily consist of maintenance spare parts for equipment held for lease.

Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is determined by considering quality, excessive levels, obsolescence and usage levels of inventory in our manufacturing and maintenance processes. Inventory on hand for longer than 12 months that is not determined to be obsolete is classified as non-current on our consolidated balance sheets. Adjustments to write down inventory to its net realizable value, when the weighted average costs exceed that value, are recognized as losses in the cost of services or cost of leasing revenue, as applicable, in the consolidated statements of operations. This includes write-downs for obsolete inventory.

Property, Plant and Equipment and Equipment Held for Lease

Property, plant and equipment, as well as equipment held for lease, are initially recorded at cost, except for assets acquired in a business combination, which are recorded at fair value on the acquisition date. At period-end, these assets are reported at their initial measurement (whether at cost or fair value) less accumulated depreciation. Depreciation is primarily calculated using the straight-line method over the estimated useful lives of the assets. Certain assets classified under Power Generation – Ancillary Equipment are depreciated using the units of production method. We also capitalize interest on borrowings directly attributable to the acquisition or construction of certain capital assets. The capitalized interest is included in the cost of the asset and is subsequently depreciated over its estimated useful life.

Useful Life
Equipment held for lease
Power Generation - Turbine	25 years
Power Generation - Ancillary Equipment	3 - 20 years

Property, plant and equipment
Oil and gas logistics equipment	5 - 15 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 10 years
Vehicles	5 years
Buildings and leasehold improvements	15 years

Expenses for maintenance and repairs are charged to operations as incurred, while betterments that increase the value or significantly extend the life of the related assets are capitalized. When assets are sold or disposed of, the related cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is recognized in the consolidated statement of operations.

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

Definite-lived Intangible Assets

Intangible assets acquired in a business combination are recognized separately from goodwill and initially measured at their fair value as of the acquisition date. These assets are then amortized over their estimated useful lives, reflecting the pattern of economic benefits derived from the assets. Specifically, trademarks are amortized using the straight-line method over a period of five years, while customer relationships are amortized over approximately 9.3 years, based on the expected pattern of future cash flows associated with these assets.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, assets held for lease, definite-lived intangible assets and right-of-use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value.

There were no impairments recorded in 2024. In 2023, we recorded an impairment loss of $1.4 million related to certain property, plant and equipment, which is reflected in the consolidated statements of operations.

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

We assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If such conditions are identified, we then perform a quantitative analysis, comparing the fair value of the reporting unit to its carrying amount to assess for impairment. There were no goodwill impairment losses recognized in 2024 and 2023.

The following table presents the changes in the carrying amount of goodwill by reportable segment.

	Solaris Logistics Solutions	Solaris Power Solutions	Total
Balance at December 31, 2023	$13.0	$—	$13.0
Acquisition of MER	—	88.0	88.0
Measurement period adjustment (1)	—	3.0	3.0
Balance at December 31, 2024	$13.0	$91.0	$104.0
(1)	The measurement period adjustment for the Solaris Power Solutions segment relates to an adjustment of the deferred tax liability assumed in the MER Acquisition.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases.

Lessee Arrangements

At lease commencement, we classify leases as either operating leases or finance leases. We do not recognize right-of-use (ROU) assets and lease liabilities for short-term leases (i.e., leases with a term of 12 months or less). These short-term leases are recognized in profit or loss on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from long-term leases. Both ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate reflects the estimated interest rate that we would pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. If readily determinable, we use the implicit rate. Our lease terms may include options to extend or terminate the lease, which are included in the lease term when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lessee arrangements may contain both lease and non-lease components. Non-lease components, such as maintenance costs, are excluded from the measurement of ROU assets and lease liabilities and are instead expensed as incurred. Our lessee agreements do not include residual value guarantees or impose restrictions on our ability to pay dividends or incur financing obligations.

Lessor Arrangements

The Company also acts as a lessor in certain operating leases. These arrangements may include both lease components, such as rentals of various power distribution system turbines, switchgear equipment, power trailers, and generators, and non-lease components, such as operations, maintenance, commissioning and decommissioning of such equipment. The Company has determined that the lease component is the predominant component in these arrangements.

We have elected to apply the practical expedient not to separate non-lease components related to operations and maintenance, as the pattern and timing of revenue recognition of these non-lease components aligns with those of the lease components. Additionally, our lessor arrangements do not include residual value guarantees.

Certain arrangements also include subleases of equipment to customers. These subleases are classified as operating leases, and the income from these subleases is recognized on a straight-line basis over the lease term. This income is recorded on the statements of operations as part of leasing revenue.

Revenue Recognition

Service Revenue

The majority of our service revenue is currently derived from providing services related to our mobile proppant and fluid management systems (“Systems”) and our last mile logistics management services.

We recognize revenue based on the transfer of control to the customer, reflecting the consideration expected to be received in exchange for our services and products. We assess customers’ ability and intention to pay based on factors such as historical payment experience and financial condition, and we typically bill customers on a weekly or monthly basis. Contracts with customers are generally on 30- to 60-day payment terms.

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

Each of our Systems, mobilization and last mile logistics services, is considered a performance obligation. Combined, these services provide our customers with an integrated solution that efficiently unloads, stores and delivers proppant, water and / or chemicals at oil and natural gas well sites.

Systems revenues are primarily recognized over time based on the passage of time, since our customers simultaneously receive and consume the benefits of these services. We bill a fixed daily rate times the number of service days utilized in a calendar month (i.e. revenue days). Customers may be eligible for discounted rates based on the number of revenue days in a calendar month or the total number of systems deployed with a customer. Alternatively, Systems may be bundled with our last mile logistics services with revenue recognized over time using tons of proppant delivered to the wellsite as an output method to measure satisfaction of our performance obligation.

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

Last mile logistics services involve the transportation of proppant for our customers and is recognized over time based on the output method as proppant is transported from a sand mine or transloading facility to our customer’s wellsite, which is considered to be our performance obligation. We charge our customers a fixed rate per ton of proppant transported.

We have certain service revenue related to commissioning and decommissioning of our rental equipment and these are recognized at a point in time when transfer of services is completed. We charge our customers cost-plus rates.

Variable consideration may include discounts, price concessions and incentives. We estimate variable consideration based on the expected amount to be received and accrue revenue to reflect updates related to variable consideration as performance obligations are fulfilled.

Leasing Revenue

Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased asset. Lease payments are generally fixed, with no significant variable lease payments. Leasing arrangements may be renewed, subject to price negotiations with customers.

Disaggregation of Revenue

We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606, Revenues from Contracts with Customers, and leasing revenue recognized under ASC Topic 842, Leases. The table below presents information on our disaggregated revenue.

	Year Ended December 31,
	2024	2023

Solaris Logistics Solutions
Service revenue	$274.5	$292.9
Solaris Power Solutions
Service revenue	2.2	—
Leasing revenue	36.4	—
Total revenue	$313.1	$292.9

Deferred Revenue

Deferred revenue arises from our lessor arrangements and consists of amounts received in advance that have not yet been earned. It may also include uncollected amounts related to the final month’s rent that have been billed.

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

Solaris LLC is treated as a partnership for United States federal income tax purposes, meaning it is not subject to federal income tax on its taxable income. Instead, the taxable income is passed through to its unitholders, including Solaris Inc., who are individually responsible for paying federal income tax on their respective shares of Solaris LLC’s taxable income, as reported on the unitholders’ federal income tax returns. However, Solaris LLC is liable for income taxes in states that do not recognize its status as a partnership for federal income tax purposes.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book value and tax bases of assets and liabilities, using enacted tax rates that are expected to be in effect when these differences reverse. Any change in tax rates is recognized in income in the period in which the change is enacted.

We recognize deferred tax assets to the extent that it is more likely than not that they will be realized. In making this determination, we consider all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent operating results.

Uncertain tax positions are evaluated using a two-step process: (i) we first assess whether it is more likely than not that the tax position will be sustained based on its technical merits, and (ii) for those tax positions meeting the more-likely-than-not threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the relevant tax authority.

See Note 15. “Income Taxes” for additional information regarding income taxes.

Payable Related to the Tax Receivable Agreement

In connection with its IPO, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). This agreement generally provides for the payment by Solaris Inc. to each TRA Holder of 85% of the net cash savings, if any, in United States federal, state and local income tax or franchise tax that Solaris Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of (i) certain increases in tax basis that occur as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of all or a portion of such TRA Holder's Solaris LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and (ii) imputed interest deemed to be paid by Solaris Inc. as a result of, and additional tax basis arising from, any payments Solaris Inc. makes under the Tax Receivable Agreement. Solaris Inc. will retain the benefit of the remaining 15% of these cash savings.

The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.

New Accounting Standards

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily by requiring additional information about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2024 for annual reporting and has applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. The amendments for interim periods will be adopted in the fiscal year beginning January 1, 2025. See Note 4. “Business Segments” for further details on segment information.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update requires entities to disclose specified information about certain costs and expenses, including the amounts related to (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion expense, disaggregated within relevant expense captions on the statement of operations. It also requires qualitative descriptions for amounts not separately disaggregated and the total amount of selling expenses, along with the entity's definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of information included in a reporting entity’s income tax disclosures through effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the potential effects of this ASU on its financial statements but does not expect it will have a material impact.

3. MER Acquisition

On September 11, 2024, we completed the acquisition of 100% of the outstanding equity interests in MER, in accordance with the contribution agreement dated July 9, 2024 (the “MER Acquisition”). Since the completion of the MER Acquisition, we have made significant progress in integrating our legacy business with MER’s operations, enhancing our capabilities in providing mobile, configurable equipment solutions and logistics services to our customers across various industries.

The MER Acquisition was accounted for using the acquisition method of accounting for business combinations. The fair value of the total purchase consideration transferred was $323.1 million, consisting of the following amounts:

Amount
Issuance of 16,464,778 Solaris LLC units and an equal number of Class B Common Stock (the "equity consideration")	$186.4
Cash Paid for Capital Expenditures Reimbursement	77.1
Cash Consideration (net of working capital adjustments)	44.9
Cash Paid for MER's Closing Cash Balance	14.7
Fair Value of Total Purchase Consideration Transferred	$323.1

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

Additionally, we had 90 calendar days from the acquisition closing date to finalize working capital adjustments in order to determine the final cash consideration. As of December 31, 2024, the cash consideration and working capital adjustments were finalized, resulting in the receipt of a $6.5 million payment from the Sellers. The final net cash consideration was $59.6 million, after working capital and other adjustments of $0.4 million.

The table below outlines our preliminary allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values at the acquisition date.

Amount
Cash	$14.7
Accounts receivable	7.5
Inventories	2.5
Prepaid expenses and other current assets	0.1
Property and equipment and equipment held for lease	158.7
Operating lease right-of-use assets	0.4
Intangible assets - customer relationships (1)	65.9
Intangible assets - trademarks (2)	8.0
Total assets acquired	$257.8

Accounts payable	$5.0
Accrued liabilities	0.7
Deferred revenue	11.9
Operating lease liabilities	0.4
Finance lease liabilities	0.2
Deferred tax liabilities (3)	7.5
Total liabilities assumed	$25.7

Net assets acquired	232.1

Goodwill	$91.0
(1)	Customer relationships are being amortized over a weighted average period of 9.3 years.
(2)	Trademarks are being amortized over a weighted average period of 5 years.
(3)	In the fourth quarter of 2024, a measurement period adjustment was made to increase deferred tax liabilities by $3.0 million related to the acquired long-lived tangible assets, with a corresponding increase to goodwill.

The fair value of the acquired property and equipment and equipment held for lease was determined using both cost and market approaches. The cost approach was primarily employed, which involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish a fair market value. The valuation methods used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships and the relief from royalty method for trademarks. Several significant assumptions were involved in the application of these valuation methods, including revenue growth rate, royalty rates, contributory asset charges, probability of renewal curves, discount rates and estimated useful lives of the intangible assets. These identifiable intangible assets have finite lives and are subject to amortization over their estimated useful lives.

The value assigned to goodwill in connection with the business combination is $91.0 million. This goodwill has been allocated to our Solaris Power Solutions segment and represents the excess of the purchase price over the fair value of identifiable net assets acquired, reflecting the assembled workforce and expected growth opportunities available to us resulting from the MER Acquisition. The amount of goodwill deductible for tax purposes is $13.1 million. Additionally, goodwill was increased by the deferred tax liability associated with the fair market value exceeding the tax basis of the acquired assets. Goodwill is not subject to amortization but is tested for impairment annually, or more frequently if indicators of impairment arise.

Due to the timing of the MER Acquisition’s completion, the purchase price and related allocation are preliminary and may be revised. Adjustments could arise from changes to the purchase price, additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain intangible assets acquired and liabilities assumed, contractual relationships, intangible assets, deferred income taxes and residual goodwill. These adjustments to the purchase price allocation could be significant.

The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.

In connection with the MER Acquisition, we incurred acquisition-related costs of $4.4 million for the year ended December 31, 2024. These costs primarily consisted of legal and consulting fees and are included in “other operating expense, net” in our consolidated statement of operations.

The following table reflects unaudited pro forma revenues and net income for the years ended December 31, 2024 and 2023, respectively, assuming the acquisition occurred on January 1, 2023. It also includes non-recurring pro forma adjustments to exclude the aforementioned acquisition-related costs. These unaudited pro forma amounts are not necessarily indicative of the actual results that would have been achieved during the periods presented, nor do they predict future performance.

	Year Ended
	December 31,
unaudited	2024	2023
Revenue	$339.0	$295.4
Net income	$21.2	$—

For the year ended December 31, 2024 our consolidated statements of operations included total revenue of $38.6 million and pre-tax income of $18.1 million from the MER Acquisition.

4. Business Segments

Prior to the completion of the MER Acquisition, we operated as a single segment which reflected how our business was managed and the nature of our services. Following the MER Acquisition, we re-evaluated our reportable segments and now report two distinct business segments. These segments differ by their revenue generating activities and align with how our Chief Executive Officer, who is our chief operating decision maker (CODM) assesses operating performance and allocates resources.

Our reportable segments are:

●	Solaris Power Solutions – provides configurable sets of natural gas-powered mobile turbines and ancillary equipment. This segment primarily leases equipment to data center and oilfield customers and is focused on continuing to grow its services with these customers as well as across multiple commercial and industrial end-markets.
●	Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’s equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.

Our CODM evaluates the performance of our business segments and allocates resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, loss on debt extinguishment, and certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

In making resource allocation decisions, our CODM primarily considers budget-to-actual variances in Adjusted EBITDA on a monthly basis.

Summarized financial information by business segment is shown below.

	Year Ended
	December 31,
	2024	2023
Revenue
Solaris Logistics Solutions	$274.5	$292.9
Solaris Power Solutions	38.6	—
Total revenues	$313.1	$292.9

Capital expenditures
Solaris Logistics Solutions	$7.4	$63.5
Solaris Power Solutions	180.7	—
Total segment capital expenditures	$188.1	$63.5
Corporate capital expenditures	0.3	0.9
Consolidated capital expenditures	$188.4	$64.4

Adjusted EBITDA
Solaris Logistics Solutions	$97.6	$115.1
Solaris Power Solutions	26.8	—
Total segment adjusted EBITDA	$124.4	$115.1

The financial information by business segment for prior periods has been restated to reflect the changes in reportable segments.

The following table presents a reconciliation of total segment adjusted EBITDA to income before income tax expense.

	Year Ended
	December 31,
	2024	2023
Total segment adjusted EBITDA	$124.4	$115.1
Depreciation and amortization	(47.2)	(36.2)
Interest expense, net	(11.8)	(3.3)
Loss on extinguishment of debt	(4.1)	—
Corporate expenses (1)	(21.3)	(18.4)
Property tax contingency	2.5	—
Accrued property tax	1.8	—
Change in payables related to Tax Receivable Agreement	1.6	—
Gain on sale of Kingfisher	7.5	—
Stock-based compensation expense	(10.6)	(7.7)
Impairment of fixed assets	—	(1.4)
Acquisition-related costs	(4.4)	—
Other (2)	(1.5)	(1.5)
Income before income tax expense	$36.9	$46.6
(1)	Corporate expenses include corporate employee salaries and expenses, headquarter office rental, and legal and professional fees.
(2)	Other includes the net effect of credit losses, ERP implementation costs, legal fees incurred to execute debt amendments, loss/gain on disposal of assets, transaction costs incurred for activities related to acquisition opportunities, inventory write-offs and other settlements.

Segment assets are presented below.

	December 31,
	2024	2023
Segment assets:
Solaris Logistics Solutions	$371.7	$401.1
Solaris Power Solutions	535.3	—
Total segment assets (1)	$907.0	$401.1
Corporate assets (2)	215.9	67.2
Consolidated assets	$1,122.9	$468.3
(1)	Segment assets consist of accounts receivable, prepaid assets, inventories, goodwill and long-lived assets.
(2)	Corporate assets consist of cash and cash equivalents, restricted cash, prepaid expenses, deferred tax assets and other assets.

Significant segment expenses and other segment items, representing the difference between segment revenue and adjusted EBITDA, are comprised of the following:

	2024
	Solaris Logistics Solutions	Solaris Power Solutions
Labor cost	$47.8	$3.0
Repairs and maintenance	14.8	1.7
Trucking and mobilizations (1)	102.9	—
Equipment rental (2)	—	5.4
Other segment items (3)	11.4	1.7
Total segment expenses	$176.9	$11.8

	2023
	Solaris Logistics Solutions	Solaris Power Solutions
Labor cost	$47.9	$—
Repairs and maintenance	19.2	—
Trucking and mobilizations (1)	96.2	—
Other segment items (3)	14.5	—
Total segment expenses	$177.8	$—
(1)	Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment.
(2)	Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(3)	Other segment items for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance other costs, while those for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs.

Major customers are defined as those that individually account for more than 10% of the Company’s annual revenue. The table below outlines the revenue from our major customers, along with their respective percentages of total consolidated revenue. Customers A and B are part of the Solaris Logistics Solutions segment, while Customer C belongs to the Solaris Power Solutions segment.

	2024	2023
Customer A	$54.6 million, or 17.4%	$35.1 million, or 12.0%
Customer B	$36.6 million, or 11.7%	$35.7 million, or 12.2%
Customer C	$37.0 million, or 11.8%	-

5.        Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Oil and gas logistics equipment	$447.2	$434.4
Logistics equipment in progress	17.1	21.1
Vehicles	13.9	13.5
Machinery and equipment	6.4	5.8
Buildings	4.9	4.9
Computer hardware and software	4.6	3.9
Land	0.6	0.6
Furniture and fixtures	1.4	1.3
Property, plant and equipment, gross	496.1	485.5
Less: accumulated depreciation	(197.3)	(160.4)
Property, plant and equipment, net	$298.8	$325.1

As of December 31, 2024 and 2023, the Company had property, plant and equipment under finance leases with a cost of $10.5 million and $9.2 million, respectively, and accumulated depreciation of $6.3 million and $3.4 million, respectively.

The Company recorded property, plant and equipment depreciation expense of $40.5 million and $35.5 million for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company reclassified $3.0 million of oil and gas logistics equipment from assets held for sale to property, plant and equipment as these assets no longer met the criteria for being classified as held for sale.

Sale of Kingfisher Facility

In the fourth quarter of 2024, we sold our rights to the 300-acre transload facility located in Kingfisher, Oklahoma (the “Kingfisher Facility”), along with all associated assets, for total proceeds of $5.0 million. The Kingfisher Facility, which we had leased, was used to provide rail transloading services, store rail cars, and offer forward staging storage for proppant and other industrial materials. In connection with the sale, we also terminated the lease associated with the facility, resulting in the extinguishment of the remaining lease liability of $2.5 million at the time of sale.

As of December 31, 2020, the assets of the Kingfisher Facility were impaired due to a reduction in activities. All associated assets had zero net carrying value at the time of sale.

As a result of the sale and lease termination, we recognized a total gain of $7.5 million, which is reported as gain on sale of Kingfisher facility on our statements of operations for the year ended December 31, 2024.

6.        Equipment Held for Lease

Equipment held for lease is due to the recent MER Acquisition and represents equipment used in our leasing activities. The assets classified as equipment held for sale consist of the following:

December 31,
2024
Power Generation - Turbine	$133.6
Power Generation - Ancillary Equipment	58.7
Construction in progress	153.6
Equipment held for lease, gross	$345.9
Less: accumulated depreciation	(6.0)
Total equipment held for lease, net	$339.9

Included in our equipment held for lease is construction in progress, which represents deposits and progress billings for turbines and other equipment that has not yet been delivered. We anticipate beginning depreciation once these assets are delivered and ready for use, which is expected to occur within the next 12 months. For the year ended December 31, 2024, we incurred total interest cost of $12.9 million, of which $1.5 million was recognized as capitalized interest.

For the period from September 11, 2024 (the date of consummation of the MER Acquisition) to December 31, 2024, we recorded depreciation expense of $6.0 million related to equipment held for lease.

7.        Intangible Assets

Intangible assets consist of the following:

		Accumulated	Net Book
	Gross	Amortization	Value
As of December 31, 2024:
Customer relationships	$66.0	$(2.0)	$64.0
Trademarks	8.0	(0.5)	7.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(2.6)	$71.5

As of December 31, 2023:
Customer relationships	$4.7	$(4.1)	$0.6
Software & patents	0.4	(0.3)	0.1
Total identifiable intangibles	$5.1	$(4.4)	$0.7

Total intangibles assets of $73.9 million were acquired in the MER Acquisition. Refer to Note 3. “MER Acquisition” for additional information.

During the years ended December 31, 2024 and 2023, we recorded amortization expense of $3.2 million and $0.7 million, respectively.

As of December 31, 2024, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2025	$12.1
2026	10.6
2027	10.2
2028	8.9
2029	7.8
Thereafter	21.9
Total estimated amortization expense	$71.5

The weighted average remaining useful life of intangible assets as of December 31, 2024 was 8.8 years. Weighted average useful life by asset class is presented below:

Weighted-Average Useful Life
Customer relationships	9.3 years
Trademarks	5.0 years
Software & patents	15.0 years

8.        Accrued Liabilities

Accrued liabilities were comprised of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Property, plant and equipment	$—	$0.8
Employee related expenses	9.5	7.6
Selling, general and administrative	1.3	1.3
Cost of services	7.9	3.5
Cost of leasing revenue	1.0	—
Excise, franchise and sales taxes	2.6	1.5
Ad valorem taxes (1)	0.9	5.6
Accrued liabilities	$23.2	$20.3

(1) Ad valorem taxes as of December 31, 2023 included a property tax contingency related to a property tax case filed by Brown County Appraisal District. As of December 31, 2024, no accrued ad valorem taxes remain related to this case, following its settlement and payment in 2024. Refer to Note 17. “Commitments and Contingencies – Tax Matters” for additional information.

9.        Leases

The Company leases offices and storage for our corporate and field locations under operating leases. Leases are held with third parties, with the exception of a commercial real estate lease with KTR Management Company, LLC, a related party of the Company. In addition, the rental of certain office space includes commitments related to the guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company. Refer to Note 18. “Related Party Transactions” for additional information regarding related party transactions recognized.

We also sublease office space to a third party that is classified as an operating lease.

The components of lease expense were as follows:

	December 31,
	2024	2023
Operating lease cost (1)	$2.3	$1.6
Short-term lease cost (2)	6.1	0.9
Finance lease cost:
Amortization of ROU assets	3.0	2.5
Interest on lease liabilities	0.2	0.3
Sublease income (3)	(6.8)	(0.1)
Total lease cost	$4.8	$5.2
(1)	As of December 31, 2024, operating lease costs of $0.9 million, $0.1 million and $1.3 million were recorded in cost of services, cost of leasing revenue and selling, general and administrative, respectively, on the consolidated statement of operations. As of December 31, 2023, operating lease costs of $0.7 million and $0.9 million were recorded in cost of services and selling, general and administrative, respectively, on the consolidated statement of operations.
(2)	As of December 31, 2024, short-term lease costs of $1.2 million, $4.4 million and $0.5 million were recorded in cost of services, cost of leasing revenue and selling, general and administrative, respectively, on the consolidated statement of operations. As of December 31, 2023, short-term lease costs of $0.7 million and $0.2 million were recorded in cost of services and selling, general and administrative, respectively, on the consolidated statement of operations.
(3)	Sublease income for 2024 includes $6.5 million from our Solaris Power Solutions segment, which is classified as leasing revenue in our consolidated statement of operations and $0.3 million related to an office lease sublease in other operating expense, net in our consolidated statement of operations.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$2.3	2.5
2026	2.0	0.9
2027	1.7	0.3
2028	1.5	—
2029	1.0	—
Thereafter	4.0	—
Total future minimum lease payments	12.5	3.7
Less: effects of discounting	(2.8)	(0.2)
Total lease liabilities	$9.7	$3.5

Future minimum lease payments due to us under the sublease of office space as of December 31, 2024 were as follows:

Year Ending December 31,	Sublease Income
2025	$0.2
2026	0.4
2027	0.4
2028	0.3
Total minimum future rental income	$1.3

Supplemental cash flow information related to leases were as follows:

	December 31,
	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$2.5
Financing cash flows from finance leases	3.0	2.5

Other information related to leases was as follows:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	6.9 years	10.8 years
Finance leases	1.9 years	2.5 years
Weighted Average Discount Rate
Operating leases	7.2%	7.1%
Finance leases	6.0%	5.7%

Future minimum lease payments due to us under our lessor arrangements as of December 31, 2024 were as follows:

Year Ending December 31,	Operating Leases
2025	$82.9
2026	59.2
Total	$142.1

10.        Debt

Below is an overview of our outstanding debt.

	December 31,
	2024	2023
Revolving credit facility	$—	$30.0
Term loan	325.0	—
Less: unamortized debt financing costs	(9.3)	—
Total debt, net of debt financing costs	315.7	30.0
Less: current portion of long-term debt	(8.1)	—
Long-term debt	$307.6	$30.0

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

In connection with the Term Loan Agreement, Solaris incurred debt financing costs of $9.8 million, comprised of $6.5 million paid directly to lenders and $3.3 million incurred from third parties. These costs are recorded as a reduction in the carrying amount of debt and are amortized as interest expense in the statements of operations over the term of the loan using the effective interest method.

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

As of December 31, 2024, $8.1 million of the outstanding principal amount is classified as current debt in our consolidated balance sheets.

Revolving Credit Facility

On September 11, 2024, Solaris extinguished its prior revolving credit facility, using proceeds from the Term Loan Agreement to settle the outstanding balance. A loss on debt extinguishment of $0.1 million was recorded in the statements of operations, reflecting the difference between the carrying amount of the extinguished debt and the consideration paid. The weighted average interest rate on borrowings outstanding as of December 31, 2023 was 8.38%.

On October 2, 2024, Solaris and certain of its subsidiaries entered into a new revolving credit facility with Bank of America, N.A., acting as agent for the participating lenders. The facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At Solaris’s option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million. Additionally, up to $10.0 million of the facility is available for the issuance of letters of credit by the agent.

Revolving loans made under the new facility bear interest, at Solaris’s option, at a rate equal to either (i) Term SOFR (as defined in the new revolving facility) plus an applicable margin or (ii) the Base Rate (as defined in the new revolving credit facility) plus an applicable margin. Contingent reimbursement obligations under letters of credit issued under the new facility bear interest at the Base Rate. The margin applicable to revolving loans is 0.50% for Base Rate loans and 1.50% for Term SOFR loans. The applicable margin may increase by up to 0.50% based on the ratio of Solaris’s average daily availability during the most recent prior fiscal quarter to the size of the borrowing base during the most recent prior fiscal quarter.

The new revolving facility agreement includes certain customary covenants, such as limitations on the incurrence of additional debt, granting of liens, and making dispositions, investments and restricted payments. The new revolving facility agreement also includes a springing financial covenant that requires Solaris to maintain a ratio, calculated using data from the four most recent fiscal quarters, of consolidated EBITDA minus unfinanced capital expenditures to fixed charges (which include principal and interest payments and the payments of certain dividends and distributions) of at least 1.00 to 1.00 as of the last day of each fiscal quarter while a Covenant Trigger Period (as defined in the new revolving facility agreement) is in effect.

To secure the borrowings, Solaris and its subsidiaries have pledged substantially all of their assets as collateral to the Agent for the benefit of the lenders. Pursuant to the terms of the new revolving credit facility and an intercreditor agreement with the term loan lenders, Bank of America holds (i) a first priority security interest in, among other property, the accounts receivable, deposit accounts, securities accounts, commodity accounts, chattel paper, inventory, customer contracts, and payment intangibles of Solaris and its subsidiaries and (ii) a second priority security interest in substantially all other property owned by the Solaris and its subsidiaries.

This facility matures on October 2, 2029, with provisions for earlier termination under specific conditions. As of December 31, 2024, Solaris incurred debt financing costs of $1.1 million related to this facility, which are recorded as non-current assets in the consolidated balance sheets and are being amortized as interest expense over the term of the facility using the straight-line method. As of December 31, 2024, no amounts had been drawn under the facility, and based on the borrowing base calculation, the availability under the facility was $36.8 million. If any amount is drawn, Solaris intends to use the proceeds for working capital and other corporate purposes.

Senior Secured Bridge Term Loan Facility

On July 9, 2024, Solaris secured committed financing from Banco Santander, S.A. New York Branch, TCBI Securities, Inc. (dba Texas Capital Securities) and Woodforest National Bank in the form of a $300.0 million senior secured bridge term loan facility in anticipation of the MER acquisition, which was completed on September 11, 2024. Since alternative financing was obtained on the acquisition date through the Term Loan Agreement, Solaris extinguished the bridge term loan facility on the same date. A loss on debt extinguishment of $3.9 million was recorded in the statement of operations, reflecting the unamortized portion of debt financing costs at the time of extinguishment.

Payments of Debt Obligations Due by Period

As of December 31, 2024, the schedule of the repayment requirements of long-term debt is as follows:

Year Ending December 31,	Principal Amount of Long-Term Debt
2025	$8.1
2026	16.3
2027	16.3
2028	16.3
2029	268.0
Total	$325.0

11. Fair Value Measurements and Financial Instruments

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

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and other current liabilities, including insurance premium financing, as reflected in our consolidated balance sheets, approximates fair value due to their short-term nature.

Additionally, the carrying amounts outstanding under our debt agreements with variable rates, as reflected in our consolidated balance sheets, approximate fair value as the effective interest rate approximates market rates. The carrying value of amounts outstanding under our finance and operating lease obligations, as reflected in our consolidated balance sheets, approximates fair value as the borrowing rate approximate market rates.

Credit Risk

The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents, restricted cash, and trade receivables.

As of December 31, 2024 and 2023, the balances of our cash and cash equivalents and restricted cash held with financial institutions total $159.9 million and $5.8 million, respectively, which are above the insured limits set by the Federal Deposit Insurance Corporation. We consistently monitor the financial health of these institutions.

The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2024, two customers accounted for 33% and 18% of our total accounts receivable. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.

12.        Equity and Noncontrolling Interest

Preferred Stock

As of December 31, 2024 and 2023, the Company had 50,000,000 shares of preferred stock authorized, with a par value of $0.01 per share. The terms and conditions of any future issuance of preferred stock will be determined by the Company’s board of directors (the “Board”). No preferred stock has been issued since the Company’s inception.

Class A Common Stock

The Company had a total of 38,012,796 and 30,448,334 shares of Class A common stock outstanding as of December 31, 2024 and 2023, respectively. Of these, 2,039,321 and 1,481,111 were restricted as to sale or disposition.

For additional details on restricted stock, see the discussion of restricted stock awards in Note 14. “Stock-based Compensation”.

The Company is required to maintain a one-to-one ratio between: (i) the number of shares of Class A common stock outstanding and the number of Solaris LLC Units owned by the Company, and (ii) the number of shares of Class B common stock outstanding and the number of Solaris LLC Units held by the holders of Class B common stock.

Holders of Class A common stock are entitled to one vote per share on all matters submitted to stockholder votes and have the right to receive dividends on a pro-rata basis, when and if declared by the Board.

Class A Common Stock Offering

During the fourth quarter of 2024, the Company sold 6,500,000 shares of its Class A common stock in a public offering, receiving net proceeds $156.0 million, after deducting underwriting discounts and commissions of $4.8 million. Additional offering costs incurred with third parties totaled $0.5 million. The net proceeds are being used, and are expected to continue to be used, to fund growth capital for additional power generation equipment.

Share Repurchase Program

On March 1, 2023, the Company’s Board authorized a share repurchase plan allowing the repurchase of up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the year ended December 31, 2024, Solaris Inc. repurchased and retired 1,108,349 shares of the Company’s Class A common stock at an aggregate cost of $8.1 million, or $7.30 per share, under the share repurchase program. During the year ended December 31, 2023, Solaris Inc. repurchased and retired 3,163,778 shares of the Company’s Class A common stock at an aggregate cost of $26.4 million, or $8.37 per share.

As of December 31, 2024, we had repurchased and retired a total of 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the repurchase authorization.

Dividends

In order to allow Solaris Inc. to pay quarterly cash dividends to holders of its shares of Class A common stock, Solaris LLC paid dividend distributions totaling $23.1 million and $20.7 million to all Solaris LLC unitholders in the years ended December 31, 2024 and 2023, respectively. Of these amounts, $14.6 million and $14.1 million were paid to Solaris Inc. in the years ended December 31, 2024 and 2023, respectively, all of which was used by it to pay quarterly cash dividends to holders of its shares of Class A common stock.

Class B Common Stock

The Company had 29,106,749 and 13,671,971 shares of Class B common stock outstanding as of December 31, 2024 and 2023, respectively. Solaris LLC Units can be exchanged for shares of Class A common stock on a one-for-one basis, subject to certain restrictions. Upon such exchange, the corresponding number of shares of Class B common stock will be cancelled on a one-for-one basis. During the year ended December 31, 2024, 1,030,000 Solaris LLC Units were exchanged for an equal number of shares of Class A common stock and a corresponding number of Class B common stock were cancelled.

Holders of Class B common stock are entitled to one vote per share and vote together with holders of Class A common stock as a single class, on all matters submitted to stockholder votes. Holders of Class B common stock, who hold an equivalent number of Solaris LLC Units are members of Solaris LLC and are entitled to receive distributions as holders of Solaris LLC Units from Solaris LLC generally at the same rate as holders of Class A common stock when dividends are declared.

Noncontrolling Interest

The noncontrolling interest balance represents the economic interest in Solaris LLC held by parties other than Solaris Inc. As of December 31, 2024 and 2023, the noncontrolling interest ownership percentage is 44.7% and 32.1%, respectively.

13.        Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the years ended December 31, 2024 and 2023:

	Year Ended December,
Earnings per share:	2024	2023
Numerator
Net income attributable to Solaris Energy Infrastructure Inc.	$15.8	$24.3
Less income attributable to participating securities (1)	(1.0)	(1.1)
Net income attributable to common stockholders	$14.8	$23.2

Denominator
Basic weighted average shares of Class A common stock outstanding	28,763,187	29,693,422
Effect of dilutive securities:
Stock options	4,982	—
Performance-based restricted stock units	466,977	—
Diluted weighted-average shares of Class A common stock outstanding	29,235,146	29,693,422

Earnings per share of Class A common stock - basic	$0.51	$0.78
Earnings per share of Class A common stock - diluted	$0.50	$0.78
(1)	The Company's unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December,
	2024	2023
Class B common stock	18,619,335	13,671,971
Restricted stock awards	1,924,664	1,466,069
Performance-based restricted stock units	—	134,488
Stock options	—	6,605
Total	20,543,999	15,279,133

14.        Stock-Based Compensation

Total compensation cost expensed in the statement of operations amounted to $10.6 million and $7.7 million for the years ended December 31, 2024 and 2023, respectively.

Total compensation costs capitalized into property, plant, and equipment were $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $13.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested was $7.6 million and $6.3 million during 2024 and 2023, respectively.

Our long-term incentive plan, as amended (the “LTIP”), for employees, directors and consultants provides for the grant of any or all of the following types of stock-based awards: (i) incentive stock options qualified as such under United States federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards.

In accordance with the LTIP, 11,418,080 shares of Class A common stock were reserved for issuance for stock-based awards. As of December 31, 2024, 5,545,431 shares of Class A common stock were available for future grants under the LTIP. Class A common stock withheld to satisfy exercise prices or tax withholding obligations are returned to the LTIP pool and available for reissue pursuant to other awards. The LTIP is administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.

Below is a discussion of each of our active stock-based compensation arrangements.

Restricted Stock Awards

Restricted stock awards under the LTIP are subject to restrictions on sale or transfer. These restrictions generally lapse annually over a three-year period. In certain circumstances, such as change in control, restrictions may be lifted earlier in accordance with our established policies. Restricted stock awards prior to vesting are entitled to participate in dividends and have voting rights. The fair market value of the stock at the grant date is amortized and recognized as expense on a straight-line basis over the requisite service period of the award.

The following table summarizes information related to restricted stock activity:

	2024		2023

		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Number of Shares	Value per Share	Number of Shares	Value per Share
Unvested at beginning of year	1,481,111	$9.93	1,295,728	$10.33
Granted	1,368,746	$9.18	944,408	$9.34
Vested	(752,985)	$9.93	(641,758)	$9.87
Forfeited	(57,551)	$8.76	(117,267)	$9.98
Unvested at end of year	2,039,321	$9.25	1,481,111	$9.93

Performance-based Restricted Stock Units

We grant performance-based restricted stock units (PSUs) to certain key employees, with the actual number of shares earned determined at the end of each performance period based on the Company’s achievement of predefined targets outlined in the PSU agreement. A number of PSUs that may vest and be settled in shares of Class A common stock can range from a minimum of 0% to a maximum of 200% of the target number of PSUs, depending on the level of performance achieved. The performance criteria for the PSUs are split as follows:

●	Relative PSUs: 50% of the PSUs are based on total shareholder return (TSR) relative to a predetermined group of peer companies. This relative TSR is calculated at the end of the performance period, as defined in the PSU agreement.
●	Absolute PSUs: 50% of the PSUs are based on absolute TSR, calculated at the end of the performance period, as defined in the PSU agreement.

The vesting and payout of the PSUs occur when the related service condition is completed, which is approximately one to three years after the grant date depending on the stipulated performance period. The PSUs may be paid out in either Class A common stock or cash, at the Company’s election. Dividends accrue on PSUs and are typically paid upon vesting.

The grant date fair value of the PSUs was determined using the Monte Carlo simulation method and is expensed on a straight-line basis over the requisite service period. The risk-free rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant. We used the following assumptions to estimate the fair value of the PSUs:

	2024	2023
Risk-free interest rate	4.3%	4.6%
Volatility	52.4%	58.9%

The following table summarizes activity related to PSUs:

	2024			2023
			Weighted-Average		Weighted-Average
			Grant Date Fair Value		Grant Date Fair Value
	Number of Units		per Unit	Number of Units	per Unit
Unvested at beginning of year	172,212		$11.92	—	$—
Granted	262,752		$11.47	176,898	$11.92
Vested	(21,524)	(1)	$10.19	—	$—
Forfeited	—		$—	(4,686)	$11.92
Unvested at end of year	413,440		$11.72	172,212	$11.92
(1)The total number of Class A common shares settled upon vesting was 16,910, based on the actual performance achieved versus target.

Stock Options

No stock options were granted in 2024 or 2023, and there are currently no plans to grant stock options in 2025. All stock options granted under the LTIP were issued at the fair market value of our Class A common stock on the grant date. These options generally vest, and the related compensation expense recognized on a straight-line basis over a period of four years. No stock-based compensation expense was recognized for stock options in 2024 or 2023.

The following is a summary of the option activity under the LTIP:

	2024		2023
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number of Shares	Price per Share	Number of Shares	Price per Share
Outstanding at beginning of year	6,605	$2.87	6,605	$2.87
Exercised	(1,000)	$2.87	—	$—
Outstanding at end of year	5,605	$2.87	6,605	$2.87

Exercisable at end of year	5,605	$2.87	6,605	$2.87

As of December 31, 2024, the outstanding and exercisable stock options had a weighted-average remaining contractual life of 0.92 years and intrinsic value of $0.1 million.

15.      Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	1.5	0.5
	1.5	0.5
Deferred:
Federal	6.1	6.5
State	0.4	0.8
	6.5	7.3
Income tax expense	$8.0	$7.8

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before taxes as follows:

	Year Ended December 31,
	2024	2023
Income before income taxes	$36.9	$46.6
Less: net income before income taxes attributable to noncontrolling interest	13.1	14.4
Income attributable to Solaris Energy Infrastructure, Inc. stockholders before income taxes	23.8	32.2
Income tax expense at the federal statutory rate	5.0	6.7
State income taxes, net of federal benefit	2.3	1.0
Remeasurement of deferred taxes	(0.1)	—
Other	0.8	0.1
Income tax expense	$8.0	$7.8

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Imputed interest	3.7	2.5
Net operating loss carryforward	55.9	49.1
Interest limitation carryforward	1.3	—
Total deferred tax assets	60.9	51.6
Deferred Tax Liabilities:
Investments in subsidiaries	(9.7)	(3.6)
State deferred tax liabilities	(7.6)	—
Total deferred tax liabilities	(17.3)	(3.6)
Net deferred tax asset	$43.6	$48.0

As of December 31, 2024, the Company had approximately $260.1 million of federal net operating loss carryovers and $57.0 million of state net operating loss carryovers. $207.3 million of such federal net operating loss carryovers have no expiration date and the remaining $52.8 million federal net operating loss carryovers expire in 2037. $29.9 million of such state net operating loss carryovers will expire in varying amounts between the period of 2037 to 2044, while the remaining $27.1 million state net operating loss carryovers have no expiration date. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2020, are closed, except to the extent of any federal net operating loss carryovers. States often follow the federal statute of limitation, but some state jurisdictions may vary.

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

The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. During the year ended December 31, 2021, the Company recorded $3.1 million of employee retention credits in other income on its consolidated income statements. As of December 31, 2024, $2.1 million of the credits have been received and $1.0 million is included in prepaid expenses and other current assets on the consolidated balance sheet. The calculation of the credit is based on employees’ continued employment and represents a portion of the wages paid to them. For income tax purposes, the credit will result in decreased expense related to the wages it offsets in the period received. The Company accounted for the employee retention credit as a government grant in accordance with ASU Topic 832, Disclosures by Business Entities about Government Assistance.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2024 and 2023, the Company’s uncertain tax benefits totaling $0.8 million and $0.8 million, respectively, are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2024, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2024, the Company has not accrued any penalties or interest. Our uncertain tax benefits originated in tax year 2018 and relates to the treatment of certain costs incurred in connection with the IPO and the follow-on offering on November 14, 2017 of 7,000,000 shares of our Class A common stock. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2024	2023
Balance, January 1,	$0.8	$0.8
	—	—
Balance, December 31,	$0.8	$0.8

Payables Related to the Tax Receivable Agreement

As of December 31, 2024, our liability under the Tax Receivable Agreement was $77.3 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

16.        Concentrations

For the year ended December 31, 2024, three customers accounted for 17%, 12% and 12% of the Company’s revenue. For the year ended December 31, 2023, two customers accounted for 12% and 12% of the Company’s revenue. As of December 31, 2024, two customers accounted for 33% and 18% of the Company’s accounts receivable. As of December 31, 2023, two customers accounted for 12% and 10% of the Company’s accounts receivable.

For the year ended December 31, 2024, one supplier accounted for 38% of the Company’s total purchases. For the year ended December 31, 2023, no supplier accounted for more than 10% of the Company’s total purchases. As of December 31, 2024, one supplier accounted for 39% of the Company’s accounts payable. As of December 31, 2023, two suppliers accounted for 17% and 12% of the Company’s accounts payable.

17.        Commitments and Contingencies

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to assessment and audit by the taxing authorities, it is possible that an assessment or audit could result in additional taxes due. We accrue additional taxes when we determine that it is probable that we will have incurred a liability and we can reasonably estimate the amount of the liability. On June 16, 2022, Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District, was presented to the 35th District Court of Brown County, Texas. The 35th District Court of Brown County ruled in favor of Brown County Appraisal District regarding the disqualification of our equipment for certain property tax exemptions. On July 20, 2022, we filed an appeal with the Eleventh District of Texas – Eastland Court of Appeals, and an appellate hearing relating thereto was held on April 13, 2023. A final ruling from the Eastland Court of Appeals was received on April 18, 2024. The appellate court ruled in our favor and upheld most, but not all, of our disputed property tax exemptions. On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District for $0.9 million. As a result, in the year ended December 31, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the cost of revenue in our consolidated statements of operations.

Litigation and Claims

In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements other than the following.

On February 28, 2024, the Company was served with a lawsuit by Masaba Inc. in the Wyoming District Court related to alleged intellectual property infringement (the “Lawsuit”). The complaint was later amended to name the Company’s subsidiaries Solaris Oilfield Site Services Operating, LLC (“SOSSO”) and Solaris Oilfield Site Services Personnel, LLC (“SOSSP”) as defendants. The complaint seeks, among other relief, unspecified compensatory damages, rescission, pre-judgment and post-judgment interest, costs and expenses. On July 19, 2024, SOSSO and SOSSP petitioned the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) to institute inter partes review (“IPR”) of all claims of the patent asserted in this lawsuit (U.S. Patent No. 11,780,689 (“the ‘689 Patent”)). Pursuant to the parties’ joint request, the district court case was stayed on August 7, 2024 pending the completion of the requested IPR. On January 27, 2025, the USPTO instituted the IPR on all claims of the ‘689 Patent. A final written decision is expected in the IPR in January 2026. The Company believes that the claims asserted in the Lawsuit are without merit and will vigorously defend against them. At this time, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Purchase Commitments

In the normal course of business, the Company enters into purchase commitments for products and services, primarily related to its power equipment, service equipment and parts for manufacturing equipment. As of December 31, 2024, the Company has entered into material purchase commitments for power generation equipment driven by the growth of its new business segment, Solaris Power Solutions. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on when the order is cancelled.

As of December 31, 2024, the Company had the following purchase commitments, consisting of purchases for power generation equipment:

●	Short-term purchase commitments, due within the next 12 months, totaling $140.7 million.
●	Long-term purchase commitments, with remaining terms extending beyond one year, totaling $99.0 million. Of this amount, $86.5 million is scheduled to be fulfilled in 2025, with the remaining $12.5 million due in 2026.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guaranty under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.3 million as of December 31, 2024. Refer to Note 18. “Related Party Transactions” below for additional information regarding related party transactions recognized and Note 9. “Leases” for operating lease discussion.

18.        Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the consolidated statement of operations. For the years ended December 31, 2024 and 2023, Solaris LLC paid $0.3 million and $1.2 million, respectively, for these services. As of December 31, 2024 and 2023, the Company included $0.1 million and $0.1 million, respectively, in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, as of December 31, 2024, the Company included $0.1 million of accruals to related parties in accrued liabilities on the consolidated balance sheet. The Company did not have any accrued liabilities to related parties on the consolidated balance sheet as of December 31, 2023.

As of September 30, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively “THRC”), held shares representing 10.4% of the outstanding shares of the Company’s Class A common stock, which also represented and 5.2% of total voting shares. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (“Cisco”) (together the “THRC Affiliates”).

For the nine months ended September 30, 2024 and year ended December 31, 2023, the Company recognized revenues of $13.5 million and $23.5 million, respectively, related to our services provided to the THRC Affiliates. For the same periods, the Company recognized cost of services provided by THRC Affiliates of $0.1 million and $2.1 million, respectively.

THRC is no longer considered a related party as of October 1, 2024. The revenues and cost of services disclosed herein reflect transactions that occurred while THRC was considered a related party.

As part of the MER Acquisition, the Company acquired a lease agreement for commercial real estate with KTR Management Company, LLC, which owns 27.9% of the outstanding shares of the Company’s Class B common stock, which also represents 12.1% of total voting shares as of December 31, 2024. As of December 31, 2024, the Company recognized an operating lease right-of-use asset of $0.3 million and an operating lease liability of $0.3 million, split between current and non-current portions, on the condensed consolidated balance sheets. For the year ended December 31, 2024, the Company incurred $0.1 million of rental expense related to the commercial real estate lease, included in cost of leasing revenue on the consolidated statement of operations. During the fourth quarter 2024, the Company also began a short-term rental of equipment from KTR Management Company, LLC. For the year ended December 31, 2024, the company incurred $0.3 million of rental expense related to the equipment rental, included in cost of leasing revenue on the consolidated statement of operations.

19.        Subsequent Events

Subsequent to December 31, 2024, the Company entered into additional purchase commitments for power generation equipment as part of its ongoing growth strategy. These new commitments, totaling $549.1 million, are due within the next 24 months and are integral to the continued growth of our Solaris Power Solutions segment. Similar to prior commitments, these agreements are cancellable, subject to termination penalties ranging from 5% to 90% of the purchase price, depending on the timing of cancellation.

In January 2025, the Company made payments totaling $3.6 million under the Tax Receivable Agreement. In order to satisfy these obligations, Solaris LLC made a distribution to Solaris Inc. of $3.6 million and concurrently made a cash distribution on a pro rata basis to each of the other members of Solaris LLC of $1.1 million. See Note 15. “Income Taxes” for additional information regarding the Tax Receivable Agreement.

On February 18, 2025, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on March 21, 2025, to holders of record as of March 11, 2025. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, as of December 31, 2024, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

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

As disclosed in Note 3. “MER Acquisition” included in the notes to consolidated financial statements contained herein, we acquired Mobile Energy Rentals LLC (“MER”) on September 11, 2024, and its total revenues constituted approximately 12% of total revenues as shown on our consolidated statements of operations for the year ended December 31, 2024. MER’s total assets constituted approximately 48% of total assets as shown on our consolidated balance sheets as of December 31, 2024. We excluded the internal controls of MER from the scope of management’s assessment of internal control over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at MER.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm who audited our consolidated financial statements as of the year ended December 31, 2024, as stated in their report.

Changes in Internal Control Over Financial Reporting

On September 11, 2024, we completed the acquisition of MER. Except for the incorporation of MER’s operations into our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) and any related changes necessary for integrating MER into our operations, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have had, or are reasonably likely to have, a material impact on the Company’s internal control over financial reporting.

Item 9B.     Other Information

Trading Plans

None of our directors of executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 (the “Annual Meeting”) and is incorporated herein by reference.

The Company’s Code of Business Conduct and Ethics (“Code of Conduct”) can be found on the Company’s website located at www.solaris-energy.com, under the “Governance Documents” tab within the “Investor Relations” tab. Any shareholder may request a printed copy of the Code of Conduct by submitting a written request to the Company’s Chief Legal Officer. If the Company amends the Code of Conduct or grants a waiver, including an implicit waiver, on behalf of the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer from the Code of Conduct, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees and consultants that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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

Part IV

Item 15.       Exhibits and Financial Statement Schedules

(1) Financial Statements

The consolidated financial statements of Solaris Energy Infrastructure, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Reference is made to the accompanying Index to Consolidated Financial Statements.

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

10.5	Indemnification Agreement (William A. Zartler) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).

10.6	Indemnification Agreement (Kyle S. Ramachandran) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.7	Indemnification Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.8	Indemnification Agreement (Cynthia M. Durrett) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.9	Indemnification Agreement (Lindsay R. Bourg) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.10	Indemnification Agreement (James R. Burke) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.11	Indemnification Agreement (Edgar R. Giesinger) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.12	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.13	Indemnification Agreement (F. Gardner Parker) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.14	Indemnification Agreement (A. James Teague) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on May 17, 2017).
10.15	Indemnification Agreement (Ray N. Walker, Jr.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001 38090) filed with the Commission on August 14, 2018).
10.16	Indemnification Agreement (Laurie H. Argo) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 21, 2022).
10.17	Indemnification Agreement (M. Max Yzaguirre) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on February 5, 2025).
10.18	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.19	Amended and Restated Administrative Services Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 23, 2017).
10.20

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
10.22†

Form of Solaris Oilfield Infrastructure, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on March 7, 2023).

10.23†

Form of Performance-Based Restricted Stock Unit (PSU) Agreement under the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on May 4, 2023).

10.24#

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

10.25

Amendment No. 1 to Tax Receivable Agreement, dated as of June 27, 2023, by and among Solaris Oilfield Infrastructure, Inc., the TRA Holders and the Agents included therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on July 27, 2023).

10.26†

First Amendment to the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 22, 2023).

10.27	Indemnification Agreement (Christopher P. Wirtz) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on June 1, 2023).

10.28#

Secured Demand Note, dated July 30, 2024, by and between Solaris Oilfield Infrastructure, LLC and Mobile Energy Rentals LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on August 5, 2024).

10.29†

Second Amendment to the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 3, 2024).

10.30

Lock-Up Agreement, dated September 11, 2024, by and between Sean G. Johnson and Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.31

Lock-Up Agreement, dated September 11, 2024, by and between C. Ross Bartley and Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.32

First Amendment to the Second Amended & Restated Limited Liability Company Agreement of Solaris LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on September 17, 2024).

10.33#

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

10.34*

First Amendment to Credit Agreement, dated as of December 9, 2024, by and among Solaris Energy Infrastructure, LLC, as Borrower, Solaris Energy Infrastructure, Inc., as Parent, the other Obligors party thereto, the Lenders party thereto and Silver Point Finance LLC, as Collateral Agent.

10.35

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

10.36*

First Amendment, Consent and Waiver to Loan, Security and Guaranty Agreement, dated as of December 19, 2024, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC and Mobile Energy Rentals LLC, as Borrowers, Solaris Energy Infrastructure, Inc., as Parent, the guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Agent for the Lenders.

10.37

Intercreditor Agreement, dated as of October 2, 2024, by and among Bank of America, N.A., as ABL Representative, the ABL Secured Parties thereto, Silver Point Finance, LLC, as Term Loan Representative, the Loan Parties thereto, and Bank Santander, S.A. New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on October 8, 2024).

10.38*†	Transition Agreement (Kelly L. Price).
19.1*	Solaris Energy Infrastructure, Inc.’s Insider Trading Policy.
21.1*	List of Subsidiaries of Solaris Oilfield Infrastructure, Inc.
23.1*	Consent of BDO USA, P.C.
24.1*	Powers of Attorney (included on signature pages of this Part IV).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Solaris Energy Infrastructure, Inc. Clawback Policy, dated November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on February 27, 2024).

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
William A. Zartler
Chairman and Chief Executive Officer
Date: March 5, 2025

POWER OF ATTORNEY

The officers and directors of Solaris Energy Infrastructure, Inc., whose signatures appear below, hereby constitute and appoint each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2025.

Signature	Title

/s/ William A. Zartler	Chairman and Chief Executive Officer (Principal Executive Officer)
William A. Zartler

/s/ Kyle S. Ramachandran	President and Chief Financial Officer (Principal Financial Officer)
Kyle S. Ramachandran

/s/ Christopher P. Wirtz	Chief Accounting Officer (Principal Accounting Officer)
Christopher P. Wirtz

/s/ James R. Burke	Director
James R. Burke

/s/ Cynthia M. Durrett	Director
Cynthia M. Durrett

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ F. Gardner Parker	Director
F. Gardner Parker

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.

/s/ Laurie H. Argo	Director
Laurie H. Argo

/s/ M. Max Yzaguirre	Director
M. Max Yzaguirre