Form 10-Q
period 2025-03-31
Solaris Energy Infrastructure, Inc.
filed 2025-05-07
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 6, 2025, the registrant had 40,403,557 shares of Class A common stock, $0.01 par value per share, and 27,139,143 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS ENERGY INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks, uncertainties and assumptions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “could,” “may,” “continue,” “predict,” “potential,” “plan,” “will,” “should” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, industry, future profitability, expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, the costs of being a publicly traded corporation, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic spending and access to capital markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, and the impact of such policies on us, our customers and the global economic environment;
●	the success of the Stateline joint venture (as defined in Note 16. Subsequent Events) and its impact on the financial condition and results of operations of our Solaris Power Solutions segment;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such commodities, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;

●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;
●	the effects of future and pending litigation, including a federal securities lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, filed in the United States District Court for the Southern District of Texas;
●	credit markets;
●	business acquisitions, including the MER Acquisition (as defined in our Annual Report on Form 10-K for the year ended December 31, 2024);
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A. “Risk Factors” of this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,722	$114,255
Restricted cash	—	45,612
Accounts receivable, net of allowances for credit losses of $1,763 and $681, respectively	89,759	71,774
Prepaid expenses and other current assets	8,486	8,387
Inventories	11,215	10,948
Total current assets	126,182	250,976
Property, plant and equipment, net	293,831	298,828
Equipment held for lease, net	481,364	339,932
Non-current inventories	1,590	1,693
Non-current receivables, net of allowances for credit losses of $365 and $654, respectively	—	1,069
Operating lease right-of-use assets	9,545	9,966
Goodwill	103,985	103,985
Intangible assets, net	68,102	71,521
Deferred tax assets, net	43,912	43,574
Other assets	1,279	1,337
Total assets	$1,129,790	$1,122,881
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,109	$21,092
Accrued liabilities	26,473	23,159
Deferred revenue	5,227	4,924
Payables related to Tax Receivable Agreement, current portion	—	3,610
Finance lease liabilities, current portion	1,757	2,307
Operating lease liabilities, current portion	1,594	1,599
Long-term debt, current portion	12,188	8,125
Other current liabilities	52	717
Total current liabilities	75,400	65,533
Operating lease liabilities, net of current portion	7,659	8,058
Long-term debt, net of current portion	303,970	307,605
Finance lease liabilities, net of current portion	921	1,182
Payables related to Tax Receivable Agreement, net of current portion	73,730	73,730
Other long-term liabilities	44	44
Total liabilities	461,724	456,152
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 38,438 shares and 38,013 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	365	359
Class B common stock, $0.00 par value, 180,000 shares authorized, 29,107 shares and 29,107 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	342,622	337,598
Retained earnings	18,298	17,664
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	361,285	355,621
Non-controlling interest	306,781	311,108
Total stockholders' equity	668,066	666,729
Total liabilities and stockholders' equity	$1,129,790	$1,122,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Service revenue	$87,226	$64,635
Service revenue - related parties	—	3,255
Leasing revenue	39,106	—
Total revenue	126,332	67,890

Operating costs and expenses:
Cost of services, excluding depreciation and amortization	52,159	39,887
Cost of leasing revenue, excluding depreciation	15,551	—
Non-leasing depreciation and amortization	12,786	9,934
Depreciation of leasing equipment	7,278	—
Selling, general and administrative	15,274	7,990
Other operating expenses, net	1,229	123
Total operating costs and expenses	104,277	57,934
Operating income	22,055	9,956
Interest expense, net	(5,171)	(799)
Income before income tax expense	16,884	9,157
Provision for income taxes	(3,916)	(1,857)
Net income	12,968	7,300
Less: net income related to non-controlling interests	(7,648)	(2,983)
Net income attributable to Solaris Energy Infrastructure, Inc.	5,320	4,317
Less: income attributable to participating securities	(257)	(277)
Net income attributable to Class A common shareholders	$5,063	$4,040

Earnings per share of Class A common stock – basic	$0.14	$0.14
Earnings per share of Class A common stock – diluted	$0.14	$0.14

Basic weighted-average shares of Class A common stock outstanding	36,176	28,587
Diluted weighted-average shares of Class A common stock outstanding	36,176	28,587

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Stock-based compensation	—	—	—	—	1,918	—	1,534	3,452
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	9	—	—	5,726	—	(5,735)	—
Grants of restricted stock, net of forfeitures	722	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(297)	(3)	—	—	(7,052)	—	(3,078)	(10,133)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(4,696)	(4,696)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,686)	—	(4,686)
Other	—	—	—	—	(81)	—	—	(81)
Net income	—	—	—	—	—	5,320	7,648	12,968
Balance at March 31, 2025	38,438	$365	29,107	$—	$342,622	$18,298	$306,781	$668,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2023	30,448	$290	13,672	$—	$188,379	$17,314	$109,597	$315,580
Share repurchases and retirements	(1,108)	(11)	—	—	(7,031)	(858)	(233)	(8,133)
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Stock-based compensation	—	—	—	—	1,581	—	770	2,351
Grants of restricted stock, net of forfeitures	1,175	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,686	—	(1,692)	—
Vesting of performance-based stock units	17	—	—	—	45	—	(45)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(182)	(2)	—	—	(1,515)	—	(22)	(1,539)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,648)	—	(3,648)
Net income	—	—	—	—	—	4,317	2,983	7,300
Balance at March 31, 2024	30,350	$283	13,672	$—	$182,723	$17,125	$109,717	$309,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,968	$7,300
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,064	9,934
Stock-based compensation	6,990	2,217
Deferred income tax expense	4,330	1,727
Other	1,130	609
Changes in assets and liabilities:
Accounts receivable	(17,710)	(1,795)
Accounts receivable - related party	—	(343)
Prepaid expenses and other assets	(128)	951
Inventories	(164)	(448)
Accounts payable	5,395	(131)
Accrued liabilities	(3,743)	(3,146)
Deferred revenue	303	—
Cash settlement of stock-based compensation	(3,713)	—
Net cash provided by operating activities	25,722	16,875
Cash flows from investing activities:
Investment in property, plant and equipment and equipment held for lease	(144,330)	(3,358)
Proceeds from disposal of property, plant and equipment	7	10
Net cash used in investing activities	(144,323)	(3,348)
Cash flows from financing activities:
Share repurchases and retirements	—	(8,092)
Distributions to non-controlling interest unitholders	(4,696)	(1,641)
Dividends paid to Class A common stock shareholders	(4,686)	(3,648)
Payments under finance leases	(754)	(602)
Payments under insurance premium financing	(665)	(414)
Cancelled shares withheld for taxes from vesting of restricted stock	(10,133)	(1,539)
Payment of liabilities under Tax Receivable Agreement	(3,610)	—
Borrowings from debt financing	—	4,000
Repayments of debt financing	—	(4,000)
Net cash used in financing activities	(24,544)	(15,936)

Net decrease in cash, cash equivalents and restricted cash	(143,145)	(2,409)
Cash, cash equivalents and restricted cash at beginning of period	159,867	5,833
Cash, cash equivalents and restricted cash at end of period	$16,722	$3,424

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$100	$120
Capitalized stock-based compensation	175	134
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	18,243	331
Reclassification of assets held for sale to property, plant and equipment	—	3,000
Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	$5,712	$758
Interest received	1,032	33
Income taxes paid, net of refunds	—	76

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

1.    Business and Basis of Presentation

Business

Solaris Energy Infrastructure, Inc. (referred to as the “Company,” “we,” “us,” “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries provide mobile and scalable equipment-based solutions for use in distributed power generation as well as the management of raw materials used in the completion of oil and natural gas wells. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including energy, data centers, and other commercial and industrial sectors. Solaris delivers these offerings through its Solaris Power Solutions and Solaris Logistics Solutions business segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025.

These consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. All material intercompany transactions and balances have been eliminated upon consolidation. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

2.    Business Segments

We report two distinct business segments. These segments differ by their revenue-generating activities and align with how our Chief Executive Officer, who is our chief operating decision maker (CODM), assesses operating performance and allocates resources.

Our reporting segments are:

●	Solaris Power Solutions – provides configurable sets of natural gas-powered mobile turbines and ancillary equipment. This segment primarily leases equipment to data center and energy customers and is focused on continuing to grow its services with these customers as well as across multiple commercial and industrial end-markets.
●	Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’ equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.

Our CODM evaluates the performance of our business segments and allocates resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We define Adjusted EBTIDA as EBITDA plus stock-based compensation and certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

In making resource allocation decisions, our CODM primarily considers budget-to-actual variances in Adjusted EBITDA on a monthly basis.

Summarized financial information by business segment is shown below.

	Three Months Ended
	March 31,
	2025	2024
Revenue
Solaris Logistics Solutions	$77.0	$67.9
Solaris Power Solutions	49.3	—
Total revenues	$126.3	$67.9

Capital expenditures
Solaris Logistics Solutions	$2.2	$3.2
Solaris Power Solutions	142.0	—
Total segment capital expenditures	$144.2	$3.2
Corporate capital expenditures	0.1	0.2
Consolidated capital expenditures	$144.3	$3.4

Adjusted EBITDA
Solaris Logistics Solutions	$26.0	$25.9
Solaris Power Solutions	31.9	—
Total segment adjusted EBITDA	$57.9	$25.9

The financial information by business segment for prior periods has been restated to reflect the changes in reportable segments following the MER acquisition in September 2024.

The following table presents a reconciliation of total segment adjusted EBITDA to income before income tax expense.

	Three Months Ended
	March 31,
	2025	2024

Total segment adjusted EBITDA	$57.9	$25.9
Depreciation and amortization	(20.1)	(9.9)
Interest expense, net	(5.2)	(0.8)
Corporate expenses (1)	(11.0)	(3.2)
Stock-based compensation expense	(3.3)	(2.2)
Provision for credit losses	(0.8)	—
Other (2)	(0.6)	(0.6)
Income before income tax expense	$16.9	$9.2
(1)	Corporate expenses include corporate employee salaries and expenses, headquarter office rental, and legal and professional fees.
(2)	Other includes the net effect of loss/gain on disposal of assets and lease terminations, inventory write-offs and transaction costs.

Segment assets are presented below.

	March 31,	December 31,
	2025	2024
Segment assets:
Solaris Logistics Solutions	$372.3	$371.7
Solaris Power Solutions	677.8	535.3
Total segment assets (1)	$1,050.1	$907.0
Corporate assets (2)	79.7	215.9
Consolidated assets	$1,129.8	$1,122.9
(1)	Segment assets consist of accounts receivable, prepaid assets, inventories, goodwill and long-lived assets.
(2)	Corporate assets consist of cash and cash equivalents, restricted cash, prepaid expenses, deferred tax assets and other assets.

Significant segment expenses and other segment items, representing the difference between segment revenue and adjusted EBITDA, are comprised of the following:

	Three Months Ended
	March 31, 2025
	Solaris Logistics Solutions	Solaris Power Solutions

Labor cost	$11.7	$2.6
Repairs and maintenance	2.5	3.7
Trucking and mobilizations (1)	34.6	—
Equipment rental (2)	—	8.7
Other segment items (3)	2.2	2.4
Total segment expenses	$51.0	$17.4

	Three Months Ended
	March 31, 2024
	Solaris Logistics Solutions	Solaris Power Solutions

Labor cost	$11.0	$—
Repairs and maintenance	3.5	—
Trucking and mobilizations (1)	20.1	—
Equipment rental (2)	—	—
Other segment items (3)	7.4	—
Total segment expenses	$42.0	$—
(1)	Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment.
(2)	Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(3)	Other segment items for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance and other costs, while those for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs.

3.    Summary of Significant Accounting Policies

(a) Recently Issued Accounting Standards

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily by requiring additional information about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2024 for annual reporting and on January 1, 2025 for interim periods. The Company has applied the amendments retrospectively to all prior periods presented in the condensed consolidated financial statements. See Note 2. “Business Segments” for further details on segment information.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This update requires entities to disclose specified information about certain costs and expenses, including the amounts related to (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion expense, disaggregated within relevant expense captions on the statement of operations. It also requires qualitative descriptions for amounts not separately disaggregated and the total amount of selling expenses, along with the entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its disclosures.

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

(c) Restricted Cash

Restricted cash includes amounts that are limited in their use due to contractual agreements or are designated for specific purposes and are not readily available for general use. In our condensed consolidated balance sheets, we classify these amounts as restricted cash. As of March 31, 2025, we had no restricted cash. As of December 31, 2024, our restricted cash was restricted for capital expenditures.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that total to the same amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$16.7	$114.3
Restricted cash	—	45.6
Cash and cash equivalents and restricted cash	$16.7	$159.9

(d) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the net amount expected to be collected. We record accounts receivable at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses. Total unbilled revenue included in accounts receivable as of March 31, 2025 and December 31, 2024 was $9.2 million and $9.0 million, respectively.

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

For receivables related to leasing arrangements, we evaluate the collectability of lease payments over the lease term. When it is probable that we will collect substantially all lease payments due under the arrangement, we recognize leasing revenue on a straight-line basis. If collectability is not probable, we recognize leasing revenue on a cash basis. For leasing arrangements, we typically collect the first and last month’s payments at lease inception, which provides a form of collateral. Based on this assessment and our historical experience, we do not maintain a general allowance for uncollectible lease receivables, as no significant losses have been incurred or are expected.

The following activity related to our allowance for credit losses on customer receivables reflects the estimated impact of the current economic environment on our receivable balance.

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$1.3	$1.0
Provision for credit losses, net of recoveries	0.8	0.3
Write-offs	—	—
Balance at end of period	$2.1	$1.3

(e) Property, plant and equipment and equipment held for lease

Property, plant and equipment, as well as equipment held for lease, are initially recorded at cost, except for assets acquired in a business combination, which are recorded at fair value on the acquisition date. At period-end, these assets are reported at their initial measurement (whether at cost or fair value) less accumulated depreciation.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets except for turbine engine cores. Consistent with prior periods, turbine engine cores represent a significant component of our turbines and are depreciated using the units of production method based on an expected life of 30,000 fired hours. To reflect this distinct depreciation method and usage-based nature of these assets, turbine engine cores are now presented as a separate line item in the table below, Power Generation – Turbine engine core. In prior periods, these assets were depreciated using this same units of production method and included within Power Generation – Ancillary equipment 3-20 years.

We capitalize interest on borrowings directly attributable to the acquisition or construction of certain capital assets. The capitalized interest is included in the cost of the asset and is subsequently depreciated over its estimated useful life.

Useful Life
Equipment held for lease
Power Generation - Turbine	25 years
Power Generation - Turbine engine core	30,000 fired hours
Power Generation - Ancillary equipment	3 - 20 years

Property, plant and equipment
Oil and gas logistics equipment	5 - 15 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 10 years
Vehicles	5 years
Buildings and leasehold improvements	15 years

Expenses for maintenance and repairs are charged to operations as incurred, while betterments that increase the value or significantly extend the life of the related assets are capitalized. When assets are sold or disposed of, the related cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is recognized in the condensed consolidated statement of operations.

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

(f) Revenue

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

Leasing Revenue

Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased assets. Lease payments are generally fixed, with no significant variable lease payments. Leasing arrangements may be renewed, subject to price negotiations with customers.

Future minimum lease payments to be received under our long-term lessor arrangements as of March 31, 2025, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Future Minimum Lease Payments - As of March 31, 2025	Operating Leases
2025 (remainder of)	$108.1
2026	294.6
2027	215.7
2028	213.4
2029	208.7
Thereafter	471.5
$1,512.0

Disaggregation of Revenue

We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606, Revenues from Contracts with Customers, and leasing revenue recognized under ASC 842, Leases. The table below presents information on our disaggregated revenue.

	Three Months Ended
	March 31,
	2025	2024
Solaris Logistics Solutions
Service revenue	$77.0	$67.9
Solaris Power Solutions
Service revenue	10.2	—
Leasing revenue	39.1	—
Total revenue	$126.3	$67.9

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2025	2024
Oil and gas logistics equipment	$450.7	$447.2
Logistics equipment in process	16.1	17.1
Vehicles	12.5	13.9
Machinery and equipment	8.3	6.4
Buildings	4.9	4.9
Computer hardware and software	4.6	4.6
Land	0.6	0.6
Furniture and fixtures	1.4	1.4
Property, plant and equipment, gross	$499.1	$496.1
Less: accumulated depreciation	(205.3)	(197.3)
Property, plant and equipment, net	$293.8	$298.8

The Company recorded property, plant and equipment depreciation expense of $9.3 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively.

5.    Equipment Held for Lease

Equipment held for lease represents equipment used in our capacity as lessor in leasing activities. The assets classified as equipment held for lease consist of the following:

	March 31,	December 31,
	2025	2024
Power Generation - Turbine	$183.0	$133.6
Power Generation - Turbine engine core	62.1	39.7
Power Generation - Ancillary equipment	19.5	19.0
Construction in progress	230.1	153.6
Equipment held for lease, gross	$494.7	$345.9
Less: accumulated depreciation	(13.3)	(6.0)
Total equipment held for lease, net	$481.4	$339.9

Construction in progress represents deposits and progress billings for turbines and other equipment that has not yet been delivered. We anticipate beginning depreciation once these assets are delivered and ready for use, which is expected to occur within the next 12 months. For the three months ended March 31, 2025, we incurred total interest cost of $8.5 million, of which $2.8 million was recognized as capitalized interest.

For the three months ended March 31, 2025, we recorded depreciation expense of $7.3 million related to equipment held for lease. There was no comparable depreciation expense in the three months ended March 31, 2024, as these assets were acquired since the third quarter of 2024 as part of the Solaris Power Solutions segment acquisition and subsequent growth program.

4

6.    Intangible Assets

Intangible assets consist of the following.

		Accumulated	Net Book
	Gross	Amortization	Value
As of March 31, 2025:
Customer relationships	$66.0	$(5.0)	$61.0
Trademarks	8.0	(0.9)	7.1
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(6.0)	$68.1

As of December 31, 2024:
Customer relationships	$66.0	$(2.0)	$64.0
Trademarks	8.0	(0.5)	7.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(2.6)	$71.5

During the three months ended March 31, 2025 and March 31, 2024, we recorded amortization expense of $3.4 million and $0.2 million, respectively.

7.    Accrued Liabilities

Accrued liabilities were comprised of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Equipment held for lease	$7.0	$—
Employee-related expenses	4.8	9.5
Selling, general and administrative	1.3	1.3
Operational cost accruals	11.0	9.8
Excise, franchise and sales taxes	2.4	2.6
Accrued liabilities	$26.5	$23.2

8.    Debt

Below is an overview of our outstanding debt.

	March 31,	December 31,
	2025	2024
Term loan	325.0	325.0
Less: unamortized debt financing costs	(8.8)	(9.3)
Total debt, net of debt financing costs	316.2	315.7
Less: current portion of long-term debt	(12.2)	(8.1)
Long-term debt	$304.0	$307.6

9.    Fair Value Measurements and Financial Instruments

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

Additionally, the carrying amounts outstanding under our debt agreements with variable rates, as reflected in our consolidated balance sheets, approximate fair value as the effective interest rate approximates market rates. The carrying value of amounts outstanding under our finance and operating lease obligations, as reflected in our condensed consolidated balance sheets, approximates fair value as the borrowing rate approximate market rates. The estimated fair values of these financial instruments are determined using Level 2 inputs within the fair value hierarchy.

Credit Risk

The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents, restricted cash, and trade receivables.

As of March 31, 2025 and December 31, 2024, the balances of our cash and cash equivalents and restricted cash held with financial institutions total $16.7 million and $159.9 million, respectively, which are above the insured limits set by the Federal Deposit Insurance Corporation. We consistently monitor the financial health of these institutions.

The majority of our accounts receivable have payment terms of 60 days or less. As of March 31, 2025, two customers accounted for 35% and 13% of our total accounts receivable. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.

10.    Equity and Noncontrolling Interest

Dividends

In order to allow Solaris Inc. to pay quarterly cash dividends to holders of its shares of Class A common stock, Solaris LLC paid dividend distributions totaling $8.2 million and $5.3 million to all Solaris LLC unitholders in the three months ended March 31, 2025 and 2024, respectively. Of these amounts, $4.7 million and $3.6 million were paid to Solaris Inc. in the three months ended March 31, 2025 and 2024, respectively, all of which was used by it to pay quarterly cash dividends to holders of its shares of Class A common stock. Additional pro-rata distributions to certain Solaris LLC unitholders amounting to $1.2 million were made in the three months ended March 31, 2025 pursuant to the Company’s Tax Receivable Agreement. See Note 12. “Income Taxes” for further details on the Tax Receivable Agreement.

Noncontrolling Interest

The noncontrolling interest balance represents the economic interest in Solaris LLC held by parties other than Solaris Inc. As of March 31, 2025 and December 31, 2024, the noncontrolling interest ownership percentage is 44.3% and 44.7%, respectively.

Exchange of Solaris LLC Units

In April and May 2025, a total of 1,967,606 Solaris LLC Units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled resulting in an increase in the Company’s ownership interest in Solaris LLC.

11.    Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Solaris by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Numerator (in millions)
Net income attributable to Solaris Energy Infrastructure, Inc.	$5.3	$4.3
Less: income attributable to participating securities (1)	(0.3)	(0.3)
Net income attributable to common shareholders	$5.0	$4.0

Denominator
Basic weighted average shares of Class A common stock outstanding	36,176,351	28,586,853
Diluted weighted-average shares of Class A common stock outstanding	36,176,351	28,586,853

Earnings per share of Class A common stock - basic	$0.14	$0.14
Earnings per share of Class A common stock - diluted	$0.14	$0.14

(1)	The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended March 31,
	2025	2024
Class B common stock	29,106,749	13,671,971
Restricted stock awards	1,978,226	1,654,925
Performance-based restricted stock units	733,954	209,890
Stock options	5,025	6,605
Total	31,823,954	15,543,391

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

For the three months ended March 31, 2025 and 2024, we recognized a combined United States federal and state expense for income taxes of $3.9 million and $1.9 million, respectively. The effective combined United States federal and state income tax rates were 23.2% and 20.3% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

On May 17, 2017, in connection with its initial public offering, Solaris Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of March 31, 2025, our liability under the Tax Receivable Agreement was $73.7 million, all of which was non-current, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our initial public offering or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.

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

On January 9, 2025, the Company made payments totaling $3.6 million under the Tax Receivable Agreement. Solaris LLC made a cash distribution to Solaris Inc. of $3.6 million to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to certain Solaris LLC unitholders amounting to $1.2 million.

13.  Concentrations

For the three months ended March 31, 2025, two customers accounted for 37% and 14% of the Company’s revenues. For the three months ended March 31, 2024, three customers accounted for 14%, 12% and 11% of the Company’s revenues. As of March 31, 2025, two customers accounted for 35% and 13% of the Company’s accounts receivable. As of December 31, 2024, two customers accounted for 33% and 18% of the Company’s accounts receivable.

For the three months ended March 31, 2025, one supplier accounted for 60% of the Company’s total purchases. For the three months ended March 31, 2024, one supplier accounted for 10% of the Company’s total purchases. As of March 31, 2025, one supplier accounted for 41% of the Company’s accounts payable. As of December 31, 2024, one supplier accounted for 39% of the Company’s accounts payable.

14.  Commitments and Contingencies

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

On March 28, 2025, a purported stockholder of the Company filed a complaint in a putative class action lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, in the United States District Court for the Southern District of Texas. The complaint asserts claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act, alleging among other things that they made misleading statements and omissions relating to the Company’s acquisition of Mobile Energy Rentals LLC. The complaint further alleges that these allegedly misleading statements and omissions were revealed in the Morpheus Research report regarding the Company issued on March 17, 2025, which the complaint alleges caused a decline in the Company’s stock price. The outcome of the lawsuit is uncertain, particularly because it is at its initial stages. However, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

Purchase Commitments

In the normal course of business, the Company enters into purchase commitments for products and services, primarily related to its power equipment, service equipment and parts for manufacturing equipment. As of March 31, 2025, the Company has entered into material purchase commitments for power generation equipment driven by the growth of its Solaris Power Solutions segment. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on when the order is cancelled. As of March 31, 2025, the Company had the following purchase commitments, consisting of purchases for power generation equipment:

●	Short-term purchase commitments, due within the next 12 months, totaling $153.0 million.
●	Long-term purchase commitments, with remaining terms extending beyond one year, totaling $774.5 million. Of this amount, $324.1 million is scheduled to be fulfilled in 2025, with the remaining $450.4 million due in 2026.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.1 million as of March 31, 2025. Refer to Note 15. “Related Party Transactions” below for additional information regarding related party transactions recognized.

15.  Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the condensed consolidated statement of operations. For the three months ended March 31, 2025 and 2024, Solaris LLC paid $0.3 million and $0.1 million, respectively, for these services. As of March 31, 2025 and December 31, 2024, the Company included $0.1 million and $0.1 million, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company included $0.1 million of accruals to related parties in accrued liabilities on the condensed consolidated balance sheet.

As of September 30, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively, “THRC”), owned shares representing 10.4% of the outstanding shares of the Company’s Class A common stock, which also represents 5.2% of total voting shares. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC, and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (collectively, “THRC Affiliates”).

THRC is no longer considered a related party as of October 1, 2024. The revenues and cost of services disclosed herein reflect transactions that occurred while THRC was considered a related party.

For the three months ended March 31, 2024, the Company recognized service revenue of $3.3 million from services provided to THRC Affiliates.

As part of the MER Acquisition, the Company acquired a lease agreement for commercial real estate with KTR Management Company, LLC, which owns 27.9% of the outstanding shares of the Company’s Class B common stock, which also represents 12.0% of total voting shares as of March 31, 2025. As of March 31, 2025, the Company recognized an operating lease right-of-use asset of $0.3 million and an operating lease liability of $0.3 million, split between current and non-current portions, on the condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred $0.1 million of rental expense related to the commercial real estate lease, included in cost of leasing revenue on the condensed consolidated statement of operations. During the three months ended March 31, 2025, the Company incurred $0.3 million of rental expense related to a short-term equipment rental and $0.1 million of fuel, utility and travel expenses from KTR Management Company, LLC, included in cost of leasing revenue on the condensed consolidated statement of operations. During the three months ended March 31, 2025, the Company also purchased certain equipment from KTR Management Company, LLC for $2.0 million, included as equipment held for lease on the condensed consolidated balance sheets. The equipment purchased was not marked-up and represents the same amount the Company would have paid had the Company acquired the equipment directly.

In connection with the issuance of the Convertible Senior Notes (as defined in Note 16. Subsequent Events), BlackRock Portfolio Management LLC (“BlackRock”), a holder of in excess of 5% of our total outstanding shares of common stock, purchased an aggregate principal amount of $55.0 million at the price to the public. The Company’s audit committee approved BlackRock’s participation in the Convertible Senior Notes offering on April 30, 2025.

16. Subsequent Events

Stateline Joint Venture

On April 28, 2025, the Company announced the formation of Stateline Power, LLC (“Stateline”), a joint venture between Solaris Power Solutions Stateline, LLC (“Stateline Power Solutions”), a newly formed and wholly owned subsidiary of Solaris LLC, and CTC Property LLC (“CTC”), an affiliate of a company in the evolving artificial intelligence computing space. Stateline will provide off-grid power infrastructure for CTC’s newest data center campus.

In exchange for 50.1% of the equity interest in Stateline, Stateline Power Solutions contributed non-cash assets and other pre-funded expenses valued at approximately $86.4 million. CTC will contribute approximately $86.0 million in cash for the remaining 49.9% interest. The joint venture has also entered into certain agreements for operations and equipment leasing in support of its business.

Term Loan and Revolving Credit Facility Amendments

On April 28, 2025, we entered into an amendment to our senior secured term loan agreement and an amendment to our revolving credit facility. The amendments permit, among other things, the entry of Stateline Power Solutions into the Stateline joint venture and the issuance of certain third-party financings.

Convertible Senior Notes

On May 1, 2025, the Company entered into an underwriting agreement with a group of underwriters represented by Morgan Stanley & Co. LLC in connection with a public offering of $155.0 million aggregate principal amount of its 4.75% Convertible Senior Notes due 2030 (the “Notes”). The Notes were issued on May 2, 2025 and governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee.

The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2025. The Notes will mature on May 1, 2030, unless earlier repurchased, redeemed, or converted. Prior to February 1, 2030, noteholders may convert their Notes only upon the occurrence of certain specified events. On or after February 1, 2030, the Notes may be converted at the election of the holders at any time until the second scheduled trading day immediately preceding maturity. Upon conversion, the Company may settle the Notes in cash, shares of its Class A common stock, or a combination thereof, at its election.

Concurrently with the Convertible Senior Notes offering, a delta placement of borrowed shares was conducted to facilitate hedging by certain investors. The Company did not issue any shares in connection with this arrangement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “Solaris” or the “Company” refer to Solaris Energy Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our subsequent filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Recent Developments

Formation of Stateline Joint Venture

On April 28, 2025, we announced the formation of Stateline Power, LLC (“Stateline”), a joint venture between our newly formed, wholly owned subsidiary Solaris Power Solutions Stateline, LLC and CTC Property LLC (“CTC”), an affiliate of an industry leader in the evolving artificial intelligence computing space. Stateline was established to provide off-grid power infrastructure for CTC’s newest data center campus. We contributed non-cash assets and pre-funded expenses valued at approximately $86.4 million in exchange for a 50.1% equity interest, and CTC will contribute approximately $86.0 million in cash for a 49.9% interest. We expect to consolidate Stateline in our financial statements beginning in the second quarter of 2025. The Stateline joint venture aligns with our broader growth strategy in the power solutions market.

Issuance of Convertible Senior Notes

On May 2, 2025, we completed a public offering of $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “Notes”). The Notes are senior, unsecured obligations and bear interest at a rate of 4.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2025. The Notes will mature on May 1, 2030, unless earlier repurchased, redeemed, or converted. Prior to February 1, 2030, noteholders may convert their Notes only upon the occurrence of certain specified events. On or after February 1, 2030, the Notes may be converted at the election of the holders at any time until the second scheduled trading day immediately preceding maturity. Upon conversion, we may settle in cash, Class A common stock, or a combination of both, at our election. Of the $155.0 million in gross proceeds, $100.0 million is restricted for capital expenditures to support the growth of our Solaris Power Solutions segment, with the remaining balance expected to be used for additional capital expenditures and other general corporate purposes.

Market Trends and Outlook

Demand for our services varies across each of our business segments, Solaris Power Solutions and Solaris Logistics Solutions, due to differences in end market exposure.

For the Company’s Solaris Power Solutions segment, demand is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure, which is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’ turbine offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based providers can service.

Today, Solaris Power Solutions’ primary customers include a leading company in the artificial intelligence computing sector, as well as several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications. Power demand for data centers is primarily driven by rapid demand growth for generative artificial intelligence (“AI”) computing applications. Power demand for energy customers is primarily driven by hydrocarbon production and processing operations in geographies where grid infrastructure may not be available or reliable or is prone to supply disruption. Many of our customers face multi-year delays to receive grid-based power and are turning to configurable, distributed generation solutions such as ours to bridge this gap. The availability of low-cost fuel as a result of the abundant supply of natural gas domestically enhances the cost-competitiveness of our mobile natural gas-powered turbine technology as compared to conventional grid-based power. Longer-term cost competitiveness of our distributed power solutions could drive demand for our equipment even after our customers receive grid interconnection due to the diversification benefits gained by running our equipment as a hybrid solution of prime power with built-in backup in conjunction with grid-based power.

During the first quarter of 2025, Solaris Power Solutions generated revenue from an average of approximately 390 megawatts (“MW”) of generation capacity. Due to the continued market demand we forecast for distributed power generation, Solaris Power Solutions has secured orders for turbines and ancillary equipment that will significantly increase our operated power generation fleet to approximately 1,700 MW by the first half of 2027. Approximately 900 MW of the Company’s pro forma operated capacity is owned by Stateline, whose ownership is split 50.1% and 49.9% between the Company and CTC, respectively. On a net basis, the Company should own approximately 1,250 MW of total expected delivered capacity either directly or indirectly through its proportional ownership in Stateline.

The Company estimates approximately 70% of the total 1,700 MW expected delivered capacity is currently committed to customers under commercial agreements that range in tenor from two to seven years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.

We expect total company capital expenditures remaining in 2025 of approximately $490 million on a consolidated basis, of which approximately $295 million should be provided by the Stateline joint venture. Net of the Company’s non-owned portion of Stateline, the Company’s remaining net capital expenditures in 2025 should be approximately $195 million. The majority of these capital expenditures are to support Solaris Power Solutions capital growth. Capital expenditures for Solaris Logistics Solutions represents approximately $10-15 million of our total expected annual capital expenditures.

We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, available capacity under our revolving credit facility, proceeds from our Convertible Senior Notes offering, capital infusions into the Stateline joint venture by our joint venture partner and proceeds from debt capital in the Stateline joint venture. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital market transactions, depending upon market conditions, and / or enter into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to pay cancellation fees for these committed purchase orders.

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

For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the first quarter of 2025, our fully utilized system count increased over 25% to 98 fully utilized systems from the fourth quarter of 2024, which was driven by a seasonal increase in completions activity as well as new customer wins. West Texas Intermediate (WTI) crude oil prices recently declined to less than $60 per barrel compared to an average of approximately $70 per barrel in the fourth quarter of 2024 and first quarter of 2025. We expect this commodity price softness could have some impact on activity levels for the remainder of the year. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Revenues
Solaris Logistics Solutions	$76,957	$67,890	$9,067
Solaris Power Solutions	49,375	—	49,375
Total revenues	$126,332	$67,890	$58,442

Solaris Logistics Solutions. Revenues from Solaris Logistics Solutions increased by $9.1 million, or 13%, to $77.0 million in the first quarter of 2025, compared to $67.9 million in the same period of 2024. The increase was primarily driven by a $11.7 million increase in revenue from last mile and ancillary services, attributable to higher last mile tonnage year-over-year. This growth was partially offset by a $2.7 million revenue decrease from fully utilized systems, which declined to 98 systems in the first quarter of 2025, compared to 102 systems in the same period of 2024.

Solaris Power Solutions. Revenues from Solaris Power Solutions increased by $49.4 million in the first quarter of 2025, compared to the same period of 2024. The Solaris Power Solutions segment was established in the third quarter of 2024 and did not contribute to revenue in the first quarter of 2024.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Logistics Solutions	$51,216	$39,887	$11,329
Solaris Power Solutions	16,494	—	16,494
Total cost of revenue (exclusive of depreciation and amortization)	$67,710	$39,887	$27,823

Solaris Logistics Solutions. Cost of revenue for Solaris Logistics Solutions increased by $11.3 million, or 28%, to $51.2 million in the first quarter of 2025, compared to $39.9 million in the same period of 2024. The increase was primarily driven by a $13.8 million increase in last mile and ancillary service costs, associated with higher last mile tonnage. This increase was partially offset by a $2.4 million reduction in system costs due to lower fully utilized system count.

Cost of revenue as a percentage of revenue for Solaris Logistics Solutions was 67% and 59% for the three months ended March 31, 2025 and 2024, respectively.

Solaris Power Solutions. Cost of revenue for Solaris Power Solutions increased by $16.5 million in the first quarter of 2025, compared to the same period of 2024. The Solaris Power Solutions segment was established in the third quarter of 2024 and did not contribute to cost of revenue in the first quarter of 2024.

Cost of revenue as a percentage of revenue for Solaris Power Solutions was 33% for the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization increased by $10.1 million, or 102%, to $20.1 million in the first quarter of 2025 compared to $9.9 million in the same period of 2024. This increase was primarily driven by $10.8 million of depreciation expense associated with the Solaris Power Solutions segment, which did not contribute to depreciation in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.3 million, or 91%, to $15.3 million in the first quarter of 2025 compared to $8.0 million in the same period of 2024. The increase was primarily driven by a $3.1 million increase in stock-based compensation expense related to the cash settlement of employee stock awards as well as higher salaries, wages and benefits resulting from an increase in average headcount.

Other Operating Expense, net

Other operating expense increased by $1.1 million to $1.2 million in the first quarter of 2025 compared to $0.1 million in the same period of 2024. The increase was primarily due to higher credit losses and transaction costs incurred during the first quarter of 2025.

Interest Expense, net

Interest expense increased by $4.4 million to $5.2 million in the first quarter of 2025 compared to $0.8 million in the same period of 2024. The increase was primarily due to higher borrowings outstanding along with higher effective interest rates.

Provision for income taxes

During the first quarter of 2025, we recognized a combined United States federal and state expense for income taxes of $3.9 million, an increase of $2.0 million as compared to the $1.9 million income tax expense we recognized during the same period in 2024. This change was attributable to changes in operating gains. The effective combined United States federal and state income tax rates were 23.2% and 20.3% for the first quarter of 2025 and 2024, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity consist of cash flows from operations and availability under our revolving credit facility. In addition to these sources, recent developments, including the formation of the Stateline Power joint venture and the issuance of $155.0 million in convertible senior notes, are expected to provide enhanced liquidity and further advance our strategic growth initiatives.

We believe that these sources will provide sufficient liquidity to meet our financial obligations, including both our short-term and long-term purchase commitments related to growth capital expenditures. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital markets transactions, depending upon market conditions, and / or enter into additional debt financing agreements.

Debt and Credit Facilities

We are party to a senior secured term loan agreement with an outstanding principal balance of $325.0 million, of which $12.2 million is due within the next twelve months. The loan bears interest at a rate of 10.3% as of March 31, 2025 and is subject to periodic repricing. Assuming this rate remains constant, we estimate our interest payments for the next 12 months will total approximately $33.6 million.

Our revolving credit facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and inventory, subject to customary reserves and adjustments. At our option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million, and up to $10.0 million is available for the issuance of letters of credit. As of March 31, 2025, no borrowings were outstanding, and availability under the borrowing base calculation was approximately $52.7 million. We intend to use any future borrowings for working capital and general corporate purposes.

Additionally, on April 28, 2025, we entered into an amendment to our senior secured term loan agreement and an amendment to our revolving credit facility. The amendments permit, among other things, the entry of Stateline Power Solutions into the Stateline joint venture and the issuance of certain third-party financings.

Convertible Senior Notes

On May 2, 2025, we completed a public offering of $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “Notes”). Of the $155.0 million in gross proceeds, $100.0 million is restricted for capital expenditures to support the growth of our Solaris Power Solutions segment. The remaining balance is expected to be used for additional capital expenditures and other general corporate purposes. The Notes bear interest at an annual rate of 4.75%, payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2025. We estimate our interest payments for the next 12 months will total approximately $7.4 million based on the full principal of the Notes. These payments will be made in two installments, with the first installment due on November 1, 2025.

Capital Commitments

We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. Short-term purchase commitments due within 12 months total $153.0 million, while long-term purchase commitments that extend beyond one year total $774.5 million, of which $324.1 million is scheduled to be fulfilled in 2025, with the remaining $450.4 million due in 2026.

These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.

Liquidity Position

As of March 31, 2025, cash and cash equivalents totaled $16.7 million. We believe that our cash reserves, projected operating cash flows, borrowing capacity under the revolving credit facility, and the proceeds from the recent Convertible Senior Notes offering will provide adequate liquidity to meet our operational needs for the next 12 months and beyond. These needs include debt service obligations, potential dividend payments, and purchase commitments.

The net proceeds from the Convertible Senior Notes offering were approximately $148.3 million, after deducting the underwriting discounts and commissions.

Share Repurchase Program

The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended March 31, 2025, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of March 31, 2025, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Net cash provided by operating activities	$25,722	$16,875	$8,847
Net cash used in investing activities	(144,323)	(3,348)	(140,975)
Net cash used in financing activities	(24,544)	(15,936)	(8,608)
Net change in cash	$(143,145)	$(2,409)	$(140,736)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities increased to $25.7 million for the three months ended March 31, 2025, compared to $16.9 million in the same period of 2024, representing an increase of $8.8 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment, which was established in the third quarter of 2024, and has rapidly expanded its contribution to our operating performance. Consequently, our net income, adjusted for non-cash items, increased to $45.5 million for the three months ended March 31, 2025, up from $21.8 million in the same period of 2024. This increase was partially offset by a $3.7 million cash settlement related to stock-based compensation and increased working capital requirements associated with supporting higher sales volumes and expanded operations.

Investing Activities. Net cash used in investing activities was $144.3 million for the three months ended March 31, 2025, an increase from $3.3 million during the same period in 2024. The $141.0 million increase is mainly attributed to $142.0 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions.

Financing Activities. For the three months ended March 31, 2025, net cash used in financing activities totaled $24.5 million. This amount primarily reflects $10.1 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $4.7 million in quarterly dividends to Class A common stock shareholders, $4.6 million in distributions to Solaris LLC unitholders and $3.6 million in Tax Receivable Agreement payments. In comparison, net cash used in financing activities was $15.9 million for the three months ended March 31, 2024. This was primarily related to the repurchase of shares for $8.1 million, quarterly dividends of $3.6 million to Class A common stock shareholders, and distributions to Solaris LLC unitholders of $1.6 million.

Future Uses of Cash

Our material cash commitments consist primarily of obligations under our debt financing arrangements, including interest and principal payments under the Term Loan and Convertible Senior Notes, purchase commitments as part of the power generation fleet growth program, obligations under the Tax Receivable Agreement, payments under finance and operating lease agreements, potential dividend payments, and other purchase obligations as part of normal operations.

Off Balance Sheet Arrangements

Refer to Note 14. “Commitments and Contingencies” – Purchase Commitments included in the notes to our condensed consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For detailed information, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting policies since December 31, 2024.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risk have not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuits by Masaba Inc. and Mr. Stephen Pirello as discussed in detail in Note 14. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.

Item 1A.      Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 5, 2025. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 except as described herein.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. As a result of the new administration's trade policy, tariffs have increased and may continue to increase our material input costs. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products, increased costs and delays in meeting our customers’ orders. For example, several of our rental orders for power generation equipment provide for adjustments to the purchase price paid in response to future taxes or tariffs not in place at the time of agreement. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.

The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Additionally, changes in trade policy may have negative impacts on the global economic environment (including causing or exacerbating any potential recession) which could have a negative impact on the demand for our power generation solutions as our customers delay or cancel projects in which our business may service.

The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, the amount, scope, or nature of such trade measures, the direct or indirect impacts that trade measures may have on consumer business sentiment and the broader economy and our ability to execute strategies to mitigate the negative impacts.

We are subject to a number of risks associated with the Stateline joint venture.

On April 28, 2025, we announced the formation of Stateline Power, LLC (“Stateline”), a joint venture between our newly formed, wholly owned subsidiary Solaris Power Solutions Stateline, LLC and CTC Property LLC (“CTC”), an affiliate of an industry leader in the evolving artificial intelligence computer space. The Stateline joint venture is expected to account for approximately 900 MW (or approximately 53% of our Solaris Power Solutions’ generation assets), and as such, the Stateline joint venture subjects our overall business to a number of risks, including:

●	the risk that the demand for off-grid power generation related to artificial intelligence (“AI”) does not grow in the manner in which we expect;
●	the fact that we derive, and will continue to derive, a significant portion of our revenue from a relatively small number of customers, and as a result, this reliance on a few large customers may adversely affect our revenue and operating results;
●	Stateline may need to seek additional debt and equity financing to support its working capital needs and there can be no assurance that such financing would be available to Stateline on favorable terms or at all;
●	Stateline and the industry in which it operates is subject to complex, developing regulatory frameworks, which may increase the time and labor necessary to operate the project as the parties intend;
●	we may experience difficulties in finding alternative lessors for our power generation equipment dedicated to Stateline in the event of an early termination of the related rental agreement;
●	certain key members of the Company’s management will dedicate a significant amount of their time and attention to the Stateline joint venture; and
●	the management agreement to which our subsidiary is a party provides for the termination of its operatorship under certain circumstances and, if those circumstances were to occur, (i) our joint venture partner may have the right to purchase our equity interests in Stateline and (ii) the Company would lose its seats on the Stateline Board.

To the extent one or more of these risks materializes, our Solaris Power Solutions segment and, in turn, our consolidated business and results of operations could be adversely affected.

We may be subject to short selling strategies and are party to various proceedings and claims related thereto from time to time.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. We are, and may in the future may be, the subject of unfavorable allegations made by short sellers. For example, earlier this year, Morpheus Research issued a report to short sellers that contained certain allegations against us that we believe to be misleading (as discussed further below). Any such allegations may be followed by periods of instability in the market price of our shares of common stock and negative publicity.

Any related inquiry or formal investigation from a governmental organization or other regulatory body, or resulting litigation from private claimants, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations. Such a situation could be costly and time-consuming and could distract our management from operating our business. For example, on March 28, 2025, a purported Solaris stockholder filed a complaint in a putative class action lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, in the United States District Court for the Southern District of Texas. The complaint asserts claims against Solaris and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging among other things that they made misleading statements and omissions relating to Solaris’s acquisition of Mobile Energy Rentals LLC. The complaint further alleges that these allegedly misleading statements and omissions were revealed in the Morpheus Research report regarding Solaris issued on March 17, 2025, which the complaint alleges caused a decline in Solaris’s stock price. The outcome of the lawsuit is uncertain, particularly because it is at its initial stages. However, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

We may be unable to raise the funds necessary to repurchase the Convertible Senior Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Convertible Senior Notes, and our other indebtedness limits our ability to repurchase the Convertible Senior Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the Convertible Senior Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Senior Notes or pay any cash amounts due upon their maturity or conversion. For example, we expect to fund payments due on the Convertible Senior Notes from corresponding payments due to us under the subordinated intercompany convertible note to be issued by Solaris LLC to us. Each of our Term Loan Agreement and revolving credit facility will prohibit Solaris LLC from making payments to us under the subordinated intercompany convertible note except to provide for regularly scheduled interest payments, provided no events of default exists under the Term Loan Agreement or revolving credit facility, as applicable, or would result therefrom, and except for certain other payments in equity interests. Accordingly, we may not have access to funds from Solaris LLC to repurchase the Convertible Senior Notes for cash following a fundamental change or to pay any cash amounts due upon conversion of the Convertible Senior Notes. We may seek to obtain a waiver under the Term Loan Agreement and revolving credit facility to permit these payments, but we cannot assure you that we will be able to obtain such a waiver. Unless we exercise our option to settle conversions solely in shares, our failure to repurchase the Convertible Senior Notes or to pay the cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the Convertible Senior Notes. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.

The issuance of shares of our Class A common stock upon conversion of the Convertible Senior Notes will dilute the ownership interests of our stockholders and could depress the trading price of our Class A common stock.

Upon conversion of the Convertible Senior Notes offered in the Notes Offering, we will satisfy part or all of our conversion obligations in shares of our Class A common stock, unless we elect to settle conversions solely in cash. The issuance of shares of our Class A common stock upon conversion of the Convertible Senior Notes will dilute the ownership interests of our stockholders, which could depress the trading price of our Class A common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our Class A common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our Class A common stock, which could place further downward pressure on the trading price of our Class A common stock.

Provisions in the indenture governing the Convertible Senior Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Senior Notes and the indenture governing the Convertible Senior Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the indenture governing the Convertible Senior Notes (the “indenture”)), then investors of the Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture), then we may be required to temporarily increase the conversion rate for the Convertible Senior Notes. In either case, and in other cases, our obligations under the Convertible Senior Notes and the indenture governing such notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Class A common stock may view as favorable.

The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of such notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the Convertible Senior Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Convertible Senior Notes on our balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, we expect that the Convertible Senior Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.

In addition, we expect that the shares of Class A common stock underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Senior Notes were converted solely into shares of our Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Senior Notes and could materially reduce our reported working capital.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As described in Note 16. “Subsequent Events” to our notes to our condensed consolidated financial statements contained herein, on May 2, 2025, we issued $155.0 million aggregate principal amount of 4.75% convertible senior notes due 2030. The Convertible Senior Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3ASR (Reg. No. 333-286868), as supplemented by a preliminary prospectus supplement dated April 30, 2025, the pricing term sheet dated May 1, 2025, and a final prospectus supplement dated May 1, 2025.

Our shares of Class A common stock issuable upon conversion of the Convertible Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We do not intend to file a registration statement for the resale of the Convertible Senior Notes or any shares of Class A common stock issuable upon conversion of the Convertible Senior Notes. We anticipate any such future issuances will be made in accordance with Section 3(a)(9) under the Securities Act.

The initial conversion rate will be 37.8896 shares of Class A common stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $26.39 per share of Class A common stock. The conversion rate will be subject to customary anti-dilution adjustments, including pursuant to customary “make-whole” provisions. The maximum conversion rate will be 51.1508 shares of Class A common stock per $1,000 principal amount of Convertible Senior Notes, representing a minimal conversion price of approximately $19.55 per share, in each case subject to customary anti-dilution adjustments. The maximum number of shares of Class A common stock issuable upon conversion of the Convertible Senior Notes is 7,928,374, subject to customary anti-dilution adjustments.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2025, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
January 1 - January 31	—	$—	—	$15,440,555
February 1 - February 28	93	30.02	—	15,440,555
March 1 - March 31	296,951	34.08	—	15,440,555
Total	297,044	$34.07	—

(1)	Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On April 26, 2025, a member of our board of directors, F. Gardner Parker, passed away. The Company expresses its deepest condolences to the family of Mr. Parker and greatly appreciates his contributions and Board service since our initial public offering. On the morning of April 28, 2025, M. Max Yzaguirre was appointed to serve as a member of our Audit Committee. In connection therewith, our board of directors determined that Mr. Yzaguirre met the independence requirements under the NYSE and SEC rules and regulations applicable to audit committee members and was determined to be “financially literate” within the meaning of the applicable rules of the SEC and the listing standards of the NYSE. On May 5, 2025, we notified the NYSE, via written affirmation, the changes in our board composition and audit committee.

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

4.1

Indenture, dated May 2, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 2, 2025).

4.2

First Supplemental Indenture, dated as of May 2, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 2, 2025).

4.3

Form of 4.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 2, 2025).

10.1	Indemnification Agreement (M. Max Yzaguirre) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on February 5, 2025).

10.2#

Second Amendment to Credit Agreement, dated April 28, 2025, by and among the lenders signatory thereto, Solaris Energy Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the other guarantors under the Credit Agreement and Silver Point Finance LLC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on April 30, 2025).

10.3

Second Amendment to Loan, Security and Guaranty Agreement, dated April 28, 2025, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC, Mobile Energy Rentals LLC, Solaris

Exhibit No.	Description

Energy Infrastructure, Inc., as Parent, certain of Parent’s subsidiaries as guarantors, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on April 30, 2025).

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

# Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS ENERGY INFRASTRUCTURE, INC.

May 7, 2025	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2025	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)