Form 10-Q
period 2025-06-30
Solaris Energy Infrastructure, Inc.
filed 2025-08-01
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

(281) 501-3070

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	“SEI”	New York Stock Exchange NYSE Texas, Inc.

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

As of July 30, 2025, the registrant had 44,603,740 shares of Class A common stock, $0.01 par value per share, and 22,979,143 shares of Class B common stock, $0.00 par value per share, outstanding.

SOLARIS ENERGY INFRASTRUCTURE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks, uncertainties and assumptions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “could,” “may,” “continue,” “predict,” “potential,” “plan,” “will,” “should” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, industry, future profitability, expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, our capital programs and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments and the expected impact on our businesses, results of operations, and earnings.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic spending and access to capital markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry and uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, and the impact of such policies on us, our customers and the global economic environment;
●	the success of Stateline (as defined in Note 2. “Variable Interest Entities”) and its impact on the financial condition and results of operations of our Solaris Power Solutions segment;
●	developments and uncertainty in the global economy and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;
●	consolidation amongst current or potential customers that could affect demand for our products and services;
●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;

●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;
●	the effects of future and pending litigation, including a federal securities lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, filed in the United States District Court for the Southern District of Texas;
●	credit markets;
●	business acquisitions, including the acquisition of Mobile Energy Rentals LLC (“MER” and such acquisition, the “MER Acquisition”);
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	environmental and climate change regulations and policies, and the impact of such regulations and policies on us and our customers;
●	the timing of regulatory proceedings and approvals, and the impact of such proceedings and approvals on us and our customers;
●	health, safety and environmental risks;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

3

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$99,626	$114,255
Restricted cash	39,416	45,612
Accounts receivable, net of allowances for credit losses of $723 and $681, respectively	114,070	71,774
Prepaid expenses and other current assets	17,530	8,387
Inventories	11,849	10,948
Total current assets	282,491	250,976
Property, plant and equipment, net	287,841	298,828
Equipment held for lease, net	671,741	339,932
Non-current inventories	1,572	1,693
Non-current receivables, net of allowances for credit losses of $348 and $654, respectively	—	1,069
Operating lease right-of-use assets	9,546	9,966
Goodwill	103,985	103,985
Intangible assets, net	65,196	71,521
Deferred tax assets, net	44,108	43,574
Other assets	6,250	1,337
Total assets	$1,472,730	$1,122,881
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,163	$21,092
Accrued liabilities	25,202	23,159
Deferred revenue	3,880	4,924
Payables related to Tax Receivable Agreement, current portion	—	3,610
Finance lease liabilities, current portion	1,862	2,307
Operating lease liabilities, current portion	1,737	1,599
Long-term debt, current portion	16,714	8,125
Other current liabilities	149	717
Total current liabilities	90,707	65,533
Long-term debt, net of current portion	369,518	307,605
Convertible notes	149,267	—
Payables related to Tax Receivable Agreement, net of current portion	73,730	73,730
Operating lease liabilities, net of current portion	7,533	8,058
Finance lease liabilities, net of current portion	1,608	1,182
Other long-term liabilities	44	44
Total liabilities	692,407	456,152
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 40,598 shares and 38,013 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	386	359
Class B common stock, $0.00 par value, 180,000 shares authorized, 26,979 shares and 29,107 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	373,368	337,598
Retained earnings	25,385	17,664
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	399,139	355,621
Non-controlling interest	381,184	311,108
Total stockholders' equity	780,323	666,729
Total liabilities and stockholders' equity	$1,472,730	$1,122,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Service revenue	$87,435	$69,640	$174,661	$134,275
Service revenue - related parties	—	4,246	—	7,501
Leasing revenue	61,893	—	100,999	—
Total revenue	149,328	73,886	275,660	141,776

Operating costs and expenses:
Cost of services, excluding depreciation and amortization	54,023	46,131	106,182	86,018
Cost of leasing revenue, excluding depreciation	25,226	—	40,777	—
Non-leasing depreciation and amortization	12,240	9,565	25,026	19,499
Depreciation of leasing equipment	6,137	—	13,415	—
Gain on reversal of property tax contingency	—	(2,483)	—	(2,483)
Selling, general and administrative	14,899	8,259	30,173	16,249
Other operating expenses, net	1,234	560	2,463	683
Total operating costs and expenses	113,759	62,032	218,036	119,966
Operating income	35,569	11,854	57,624	21,810
Interest expense, net	(5,482)	(685)	(10,653)	(1,484)
Income before income tax expense	30,087	11,169	46,971	20,326
Provision for income taxes	(5,958)	(1,345)	(9,874)	(3,202)
Net income	24,129	9,824	37,097	17,124
Less: net income related to non-controlling interests	(12,174)	(3,616)	(19,822)	(6,599)
Net income attributable to Solaris Energy Infrastructure, Inc.	11,955	6,208	17,275	10,525
Less: income attributable to participating securities	(553)	(410)	(825)	(676)
Net income attributable to Class A common shareholders	$11,402	$5,798	$16,450	$9,849

Earnings per share of Class A common stock – basic	$0.30	$0.20	$0.44	$0.35
Earnings per share of Class A common stock – diluted	$0.30	$0.20	$0.44	$0.35

Basic weighted-average shares of Class A common stock outstanding	37,818	28,335	37,002	28,461
Diluted weighted-average shares of Class A common stock outstanding	37,818	28,335	37,002	28,461

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Stock-based compensation	—	—	—	—	1,918	—	1,534	3,452
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	9	—	—	5,726	—	(5,735)	—
Grants of restricted stock, net of forfeitures	722	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(297)	(3)	—	—	(7,052)	—	(3,078)	(10,133)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(4,696)	(4,696)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,686)	—	(4,686)
Other	—	—	—	—	(81)	—	—	(81)
Net income	—	—	—	—	—	5,320	7,648	12,968
Balance at March 31, 2025	38,438	$365	29,107	$—	$342,622	$18,298	$306,781	$668,066
Exchange of Solaris LLC units and Class B common stock for Class A common stock	2,128	21	(2,128)	—	22,689	—	(22,710)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	5,009	—	—	5,009
Stock-based compensation	—	—	—	—	3,102	—	2,266	5,368
Vesting of restricted stock	—	—	—	—	98	—	(98)	—
Grants of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(64)	—	(15)	(79)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(3,237)	(3,237)
Capital contribution from non-controlling interest in Stateline	—	—	—	—	—	—	86,023	86,023
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,868)	—	(4,868)
Other	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	11,955	12,174	24,129
Balance at June 30, 2025	40,598	$386	26,979	$—	$373,368	$25,385	$381,184	$780,323

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

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$37,097	$17,124
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,441	19,499
Stock-based compensation	12,198	4,876
Deferred income tax expense	9,056	2,908
Other	1,500	482
Changes in assets and liabilities:
Accounts receivable	(41,776)	(4,480)
Accounts receivable - related party	—	(2,044)
Prepaid expenses and other assets	(1,582)	(2,439)
Inventories	(780)	(2,104)
Accounts payable	1,824	3,303
Accrued liabilities	(1,318)	1,109
Deferred revenue	(1,044)	—
Property tax contingency	—	(2,483)
Cash settlement of stock-based compensation	(3,713)	—
Net cash provided by operating activities	49,903	35,751
Cash flows from investing activities:
Investment in property, plant and equipment and equipment held for lease	(329,454)	(4,021)
Other	(7,545)	381
Net cash used in investing activities	(336,999)	(3,640)
Cash flows from financing activities:
Share repurchases and retirements	—	(8,092)
Capital contributions from non-controlling interest in Stateline	86,023	—
Distributions to non-controlling interest unitholders	(7,933)	(3,282)
Dividends paid to Class A common stock shareholders	(9,554)	(7,289)
Payments under finance leases	(1,612)	(1,214)
Proceeds from issuance of insurance notes payable	149	3,553
Payments under insurance premium financing	(717)	(991)
Cancelled shares withheld for taxes from vesting of restricted stock	(10,212)	(1,570)
Payment of liabilities under Tax Receivable Agreement	(3,610)	—
Borrowings from debt financing and convertible notes	226,979	4,000
Repayments of debt financing	—	(18,000)
Payments for debt financing costs	(13,242)	—
Net cash provided by (used in) financing activities	266,271	(32,885)

Net decrease in cash, cash equivalents and restricted cash	(20,825)	(774)
Cash, cash equivalents and restricted cash at beginning of period	159,867	5,833
Cash, cash equivalents and restricted cash at end of period	$139,042	$5,059

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$190	$232
Capitalized stock-based compensation	335	300
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	29,459	412
Reclassification of assets held for sale to property, plant and equipment	—	3,000
Additions to property, plant, and equipment through finance leases	1,689	70
Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	$11,980	$1,414
Interest received	2,068	73
Income taxes paid, net of refunds	782	520

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2025.

These consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

2.    Variable Interest Entities

On April 28, 2025, the Company formed Stateline Power, LLC (“Stateline”), an entity involving Solaris Power Solutions Stateline, LLC (“Stateline Power Solutions”), a newly formed and wholly owned subsidiary of Solaris Energy Infrastructure, LLC (“Solaris LLC”), and CTC Property LLC (“CTC”), a customer of the Company. Solaris LLC is a consolidated subsidiary of the Company.

Stateline was formed to provide off-grid power to CTC’s data center campus pursuant to a long-term equipment rental arrangement. In connection with the formation of Stateline, the Company contributed non-cash assets valued at $86.4 million, consisting primarily of progress payments on power generation equipment intended to be owned by Stateline and pre-funded expenses, in exchange for a 50.1% equity interest in Stateline. CTC contributed $86.0 million in cash in exchange for the remaining 49.9% equity interest. CTC subsequently assigned its interest in Stateline to MZX Tech LLC (“MZX”). MZX is an affiliate of and under common control with CTC.

Concurrent with its formation, Stateline entered into (i) a management agreement with Stateline Power Solutions Stateline Operating, LLC (“Stateline Operator”), a wholly owned subsidiary of Solaris LLC, under which Stateline Operator manages Stateline’s day-to-day operations and administrative functions, (ii) a master equipment rental agreement (“Rental Agreement”) with CTC, under which Stateline will lease power generation equipment to CTC for use at its data center facility and (iii) a bill of sale, assignment and assumption agreement under which Solaris LLC assigned to Stateline certain purchase orders related to the equipment required to service the Rental Agreement. CTC subsequently assigned its interest in the Rental Agreement to MZX.

As of June 30, 2025, no lease under the Rental Agreement had commenced. Lease commencement is contingent upon the completion of equipment deployment and commissioning activities, which are expected to begin by the end of 2025. Accordingly, no rental revenue was recognized during the three and six months ended June 30, 2025.

The Company evaluated its interest in Stateline under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and determined that Stateline is a variable interest entity because its equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support and the equity holders as a group lack the characteristics of a controlling financial interest.

The Company, through Solaris LLC, is the primary beneficiary of Stateline because it has the power to direct the activities that most significantly impact Stateline’s economic performance. This power is derived primarily from its control of Stateline Operator, which has broad authority over operations, budgeting, and expenditures, as well as the Company’s exclusive rights to manage and redeploy Stateline’s assets subject to certain conditions. Stateline’s governance structure includes a board with two representatives appointed by the Company and two by MZX, but the Company’s operational and asset management rights establish its power over the activities that most significantly affect Stateline’s economic performance. The Company also has the obligation to absorb losses or the right to receive benefits that could potentially be significant to Stateline. As a result, the Company consolidates Stateline’s financial position and results of operations in its condensed consolidated financial statements within the Solaris Power Solutions segment.

As the Company is the primary beneficiary of Stateline under ASC 810, it controls Stateline for consolidation purposes. Accordingly, the contribution of assets by Solaris LLC to Stateline was accounted for as a common control transaction. The assets transferred were recognized at their historical carrying amounts, consistent with the treatment that would have applied had the transfer not occurred. No gain or loss was recognized upon consolidation. The contribution of cash by MZX resulted in the recognition of a non-controlling interest representing MZX’s 49.9% equity ownership. This non-controlling interest is presented within a single line item in equity in the Company’s condensed consolidated balance sheets, together with other non-controlling interests. Refer to Note 13. “Equity and Non-controlling Interest,” for a breakdown of non-controlling interest by entity.

On May 23, 2025, Stateline entered into a delayed draw term loan facility with a lender to finance the power generation equipment to be used under the Rental Agreement. Refer to Note 10. “Debt – Stateline Term Loan” for additional information.

The Company has not provided any financial support to Stateline during the three and six months ended June 30, 2025, that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. The Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million as of June 30, 2025.

The assets of Stateline can be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company or its other subsidiaries.

The following table summarizes Stateline’s assets and liabilities, included in the Company’s condensed consolidated balance sheet as of June 30, 2025.

June 30,
2025
Assets
Current assets:
Cash and cash equivalents	$40.7
Prepaid expenses and other current assets	0.6
Total current assets	41.3
Equipment held for lease, net	199.9
Other assets	5.0
Total assets	$246.2
Liabilities
Current liabilities:
Accrued liabilities	$0.6
Long-term debt, current portion	0.5
Total current liabilities	1.1
Long-term debt, net of current portion	70.7
Total liabilities	$71.8

3.    Business Segments

We report two distinct business segments. These segments differ by their revenue-generating activities and align with how our Chief Executive Officer, who is our chief operating decision maker (“CODM”), assesses operating performance and allocates resources.

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

Our CODM evaluates the performance of our business segments and allocates resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

In making resource allocation decisions, our CODM primarily considers budget-to-actual variances in Adjusted EBITDA on a monthly basis.

Summarized financial information by business segment is shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Solaris Power Solutions	$75.6	$—	$125.0	$—
Solaris Logistics Solutions	73.7	73.9	150.7	141.8
Total revenues	$149.3	$73.9	$275.7	$141.8

Capital expenditures
Solaris Power Solutions	$183.5	$—	$325.6	$—
Solaris Logistics Solutions	1.5	0.6	3.7	3.7
Total segment capital expenditures	$185.0	$0.6	$329.3	$3.7
Corporate and other capital expenditures	0.1	0.1	0.2	0.3
Consolidated capital expenditures	$185.1	$0.7	$329.5	$4.0

Adjusted EBITDA
Solaris Power Solutions	$45.7	$—	$77.6	$—
Solaris Logistics Solutions	22.7	28.2	48.7	54.1
Total segment Adjusted EBITDA	$68.4	$28.2	$126.3	$54.1

The financial information by business segment for prior periods has been restated to reflect the changes in reportable segments following the MER Acquisition in September 2024.

The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Total segment Adjusted EBITDA	$68.4	$28.2	$126.3	$54.1
Depreciation and amortization	(18.4)	(9.6)	(38.4)	(19.5)
Interest expense, net	(5.5)	(0.7)	(10.7)	(1.5)
Corporate and other expenses (1)	(7.8)	(7.4)	(18.8)	(10.6)
Stock-based compensation expense	(5.2)	(2.6)	(8.5)	(4.9)
Stateline transaction costs (2)	(1.3)	—	(1.8)	—
Credit recoveries (losses)	0.3	0.2	(0.5)	(0.1)
Property tax contingency	—	2.5	—	2.5
Accrued property tax	—	1.8	—	1.8
Acquisition-related costs (3)	—	(0.9)	—	(0.9)
Other (4)	(0.4)	(0.3)	(0.6)	(0.6)
Income before income tax expense	$30.1	$11.2	$47.0	$20.3
(1)	Corporate and other expenses include corporate employee salaries and expenses, corporate headquarters rental, and legal and professional fees.
(2)	Represents costs incurred to establish Stateline, including legal fees related to debt amendments to incorporate provisions for the new entity.
(3)	Represents costs incurred to affect the MER Acquisition.
(4)	Other includes the net effect of loss/gain on disposal of assets and lease terminations, inventory write-offs, and transaction costs incurred for activities related to acquisition opportunities.

Segment assets are presented below.

	June 30,	December 31,
	2025	2024
Segment assets:
Solaris Power Solutions	$944.8	$535.3
Solaris Logistics Solutions	366.9	371.7
Total segment assets (1)	$1,311.7	$907.0
Corporate and other assets (2)	161.0	215.9
Consolidated assets	$1,472.7	$1,122.9
(1)	Segment assets consist of accounts receivable, prepaid expense, inventories, goodwill and long-lived assets.
(2)	Corporate and other assets consist of cash and cash equivalents, restricted cash, prepaid expenses, deferred tax assets and other assets.

Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions

Labor cost	$4.7	$11.6	$7.3	$23.3
Repairs and maintenance	4.1	3.5	7.8	6.0
Equipment rental (1)	17.5	—	26.2	—
Trucking and mobilizations (2)	—	32.9	—	67.5
Other segment items (3)	3.6	3.0	6.1	5.2
Total segment expenses	$29.9	$51.0	$47.4	$102.0

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions

Labor cost	$—	$13.9	$—	$24.9
Repairs and maintenance	—	3.6	—	7.1
Equipment rental (1)	—	—	—	—
Trucking and mobilizations (2)	—	29.7	—	49.8
Other segment items (3)	—	(1.5)	—	5.9
Total segment expenses	$—	$45.7	$—	$87.7
(1)	Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(2)	Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment.
(3)	Other segment items for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance and other costs, while those for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs.

4.    Summary of Significant Accounting Policies

(a) Recently Issued Accounting Standards

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily by requiring additional information about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2024 for annual reporting and on January 1, 2025 for interim periods. The Company has applied the amendments retrospectively to all prior periods presented in the condensed consolidated financial statements. See Note 3. “Business Segments” for further details on segment information.

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

(b) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under US GAAP.

Voting Interest Entities. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance its activities independently and the equity holders have the characteristics of a controlling financial interest, including the power to direct the activities of the entity that most significantly impact its economic performance through voting or similar rights. Voting interest entities are consolidated in accordance with ASC 810, Consolidation, if the Company owns a majority of the voting interests, unless control does not rest with the majority owner (for example, because of veto rights or other substantive participating rights held by non-controlling interest holders).

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity, such as sufficient equity at risk to finance their activities without additional subordinated financial support or where the equity holders, as a group, lack the power to direct the activities that most significantly impact the entity’s economic performance. The Company consolidates a VIE in accordance with ASC 810 if it is the primary beneficiary, which occurs when the Company has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company reassesses its initial evaluation of whether an entity is a VIE upon the occurrence of certain reconsideration events as defined in ASC 810. The Company also reassesses its determination of whether it is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter its conclusion.

Non-controlling interests represent the portion of profit or loss and net assets attributable to equity interests in consolidated subsidiaries that are not owned by the Company. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets and as a separate line item in the condensed consolidated statements of operations.

For additional information on the Company’s involvement with VIEs, refer to Note 2. “Variable Interest Entities.”

(c) Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Restricted Cash

Restricted cash includes amounts that are limited in their use due to contractual agreements or are designated for specific purposes and are not readily available for general use. In our condensed consolidated balance sheets, we classify these amounts as restricted cash. As of June 30, 2025 and December 31, 2024, our restricted cash was restricted for capital expenditures for on-order power generation assets.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that total to the same amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$99.6	$114.3
Restricted cash	39.4	45.6
Cash and cash equivalents and restricted cash	$139.0	$159.9

(e) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the net amount expected to be collected. We record accounts receivable at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses. Total unbilled revenue included in accounts receivable as of June 30, 2025 and December 31, 2024 was $10.1 million and $9.0 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$2.1	$1.3	$1.3	$1.0
Provision for credit losses, net of recoveries	(0.2)	(0.2)	0.6	0.1
Write-offs	(0.8)	—	(0.8)	—
Balance at end of period	$1.1	$1.1	$1.1	$1.1

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets except for turbine engine cores. Turbine engine cores represent a significant component of our turbines and are depreciated using the units of production method based on an expected life of 30,000 fired hours. To reflect this distinct depreciation method and usage-based nature of these assets, turbine engine cores are presented as a separate line item in the table below, Power Generation – Turbine engine core. In prior periods, these assets were depreciated using this same units of production method and included within Power Generation – Ancillary equipment 3-20 years.

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

Expenses for maintenance and repairs are charged to operations as incurred, while betterments that increase the value or significantly extend the life of the related assets are capitalized. When assets are sold or disposed of, the related cost and accumulated depreciation are removed from the condensed consolidated balance sheets, and any resulting gain or loss is recognized in the condensed consolidated statement of operations.

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

(g) Convertible Notes

Our convertible notes are classified as convertible debt instruments recorded as liabilities in accordance with ASC 470-20 and are initially recognized at their principal amount, net of issuance costs and any discounts. Issuance costs and discounts are amortized to interest expense over the term of the instrument using the effective interest method. We evaluate each instrument to determine its classification as debt or equity and assess whether embedded features, such as conversion options, require bifurcation and separate accounting as derivatives under ASC 815-15. Bifurcation is required if these features are not clearly and closely related to the host contract and do not meet the scope exception criteria under ASC 815-40. Upon conversion, the carrying amount of the debt is reduced, and the settlement is accounted for based on the terms of the instrument, which may include issuance of common stock, cash payment, or a combination thereof. Interest expense includes the contractual coupon rate and amortization of issuance costs and discounts.

(h) Revenue

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

Future minimum lease payments to be received under our long-term lessor arrangements as of June 30, 2025, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Future Minimum Lease Payments - As of June 30, 2025	Operating Leases
2025 (remainder of)	$70.5
2026	292.7
2027	215.7
2028	213.4
2029	213.4
Thereafter	473.4
$1,479.1

Disaggregation of Revenue

We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606, Revenues from Contracts with Customers, and leasing revenue recognized under ASC 842, Leases. The table below presents information on our disaggregated revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Solaris Power Solutions
Service revenue	$13.7	$—	$24.0	$—
Leasing revenue	61.9	—	101.0	—
Solaris Logistics Solutions
Service revenue	73.7	73.9	150.7	141.8
Total revenue	$149.3	$73.9	$275.7	$141.8

For the three and six months ending June 30, 2025, sublease income totaled to $28.6 million and $36.2 million, respectively, and is presented as leasing revenue in our condensed consolidated statement of operations.

5.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30,	December 31,
	2025	2024
Prepaid expenses and deposits	7.3	7.3
Short-term loan to third party	7.6	—
Accrued interest receivable	0.2	—
Prepaid purchase orders	2.4	0.1
Employee retention tax credit	—	1.0
Prepaid expenses and other current assets	$17.5	$8.4

Loan Receivable

On April 3, 2025, the Company, through its subsidiary Solaris Power Solutions, LLC (f/k/a MER), extended a secured demand note receivable to a third party, in the principal amount of $7.6 million and maturity date in the third quarter of 2025. The note is classified as held to maturity, carried at amortized cost and is reported as prepaids and other current assets in the condensed consolidated balance sheet.

As of June 30, 2025, the amortized cost basis of the note was $7.6 million. Management has evaluated the note for expected credit losses under ASC 326 and determined that no allowance was necessary as of June 30, 2025, based on the collateral value, short-term nature, and the borrower's financial condition. Due to the short-term nature of the note receivable and recent issuance, its carrying value approximates fair value.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2025	2024
Oil and gas logistics equipment	$456.7	$447.2
Logistics equipment in process	11.6	17.1
Vehicles	13.8	13.9
Machinery and equipment	8.6	6.4
Buildings	4.9	4.9
Computer hardware and software	4.8	4.6
Land	0.6	0.6
Furniture and fixtures	1.4	1.4
Property, plant and equipment, gross	$502.4	$496.1
Less: accumulated depreciation	(214.6)	(197.3)
Property, plant and equipment, net	$287.8	$298.8

During the three months ended June 30, 2025 and 2024, the Company recorded property, plant and equipment depreciation expense of $9.3 million and $9.4 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded property, plant and equipment depreciation expense of $18.7 million and $19.1 million, respectively.

7.    Equipment Held for Lease

Equipment held for lease represents equipment used in our capacity as lessor in leasing activities. The assets classified as equipment held for lease consist of the following:

	June 30,	December 31,
	2025	2024
Power Generation - Turbine	$224.2	$133.6
Power Generation - Turbine engine core	81.6	39.7
Power Generation - Ancillary equipment	22.4	19.0
Construction in progress	362.9	153.6
Equipment held for lease, gross	$691.1	$345.9
Less: accumulated depreciation	(19.4)	(6.0)
Total equipment held for lease, net	$671.7	$339.9

Construction in progress includes deposits and progress payments (including accrued billings, whether paid or not) for turbines and other equipment that have not yet been delivered. Depreciation of these assets will commence when they are placed in service or ready for their intended use. For the three months ended June 30, 2025, we incurred total interest cost of $10.3 million, of which $4.1 million was recognized as capitalized interest. For the six months ended June 30, 2025, we incurred total interest cost of $18.8 million, of which $6.9 million was recognized as capitalized interest.

For the three and six months ended June 30, 2025, we recorded depreciation expense of $6.1 million and $13.4 million, respectively, related to equipment held for lease. There was no comparable depreciation expense in the three and six months ended June 30, 2024, as these assets were acquired since the third quarter of 2024 as part of the MER Acquisition that established the Solaris Power Solutions segment and its subsequent growth program.

4

8.    Intangible Assets

Intangible assets consist of the following.

		Accumulated	Net Book
	Gross	Amortization	Value
As of June 30, 2025:
Customer relationships	$66.0	$(7.5)	$58.5
Trademarks	8.0	(1.3)	6.7
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(8.9)	$65.2

As of December 31, 2024:
Customer relationships	$66.0	$(2.0)	$64.0
Trademarks	8.0	(0.5)	7.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(2.6)	$71.5

During the three months ended June 30, 2025 and 2024, we recorded amortization expense of $2.9 million and $0.2 million, respectively. During the six months ended June 30, 2025 and 2024, we recorded amortization expense of $6.3 million and $0.4 million, respectively.

9.    Accrued Liabilities

Accrued liabilities were comprised of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Capital expenditures	$1.6	$—
Employee-related expenses	10.2	9.5
Selling, general and administrative	2.7	1.3
Operational cost accruals	5.7	9.8
Taxes payable	3.2	2.6
Interest payable	1.8	—
Accrued liabilities	$25.2	$23.2

10.    Debt

Below is an overview of our outstanding debt.

	June 30,	December 31,
	2025	2024
Term loan	$325.0	$325.0
Stateline term loan	72.0	—
Less: unamortized debt financing costs	(10.8)	(9.3)
Total debt, net of debt financing costs	386.2	315.7
Less: current portion of long-term debt	(16.7)	(8.1)
Long-term debt	$369.5	$307.6

Stateline Term Loan

On May 23, 2025, Stateline entered into a Loan and Security Agreement (the “Stateline Term Loan”) with Stonebriar Commercial Finance LLC (“Stonebriar”), as lender, administrative agent, and collateral agent. The Company, through its subsidiary Solaris LLC, is the primary beneficiary of Stateline and therefore consolidates Stateline, including the Stateline Term Loan, in its condensed consolidated financial statements. Refer to Note 2. “Variable Interest Entities,” for additional information on the consolidation of Stateline.

The Stateline Term Loan provides for delayed draw term loan facility with a maximum principal amount equal to the lesser of (i) $550.0 million and (ii) 80% of the total cost of the Equipment Collateral (as defined in the Stateline Term Loan).

Advances under the facility are permitted through March 31, 2027. As of June 30, 2025, an initial advance of $72.0 million had been drawn. Advances are initially evidenced by “interim notes,” which are subsequently converted into “converted notes” pursuant to the terms of the agreement.

Interest on interim notes accrues from the date of each advance at a variable rate (the “Floating Rate”) equal to 5.94% plus the greater of (a) the applicable Secured Overnight Financing Rate (“SOFR”) or (b) 4.31%. The Floating Rate resets monthly on the first day of each calendar month. Interest is payable monthly in arrears on the first day of each calendar month.

Each advance converts to a “converted advance” on its conversion date (the “Conversion Date”), defined as the earliest of:

(a)The first day of the calendar quarter following the 90-day anniversary of “Go-Live” data (as defined in the Rental Agreement) of the applicable Equipment Collateral,

(b)April 1, 2027, or

(c)A mutually agreed-upon date by Stateline and Stonebriar.

Upon conversion, the related interim note becomes a converted note bearing interest at a fixed rate of 9.85% per annum, subject to a one-time adjustment based on then-prevailing U.S. Treasury rates and SOFR rates as of the business day prior to the Conversion Date. Once established, the fixed rate remains in effect for the 72-month term of the converted note. Interest on converted notes is payable monthly in arrears on the first day of each month beginning the month following the Conversion Date.

Principal repayment begins on the first day of each month beginning the month following the Conversion Date, with 80% of the principal due in equal monthly installments over 72 months and the remaining 20% due at maturity. Prepayments are permitted with at least 10 days’ prior notice and, if made before March 31, 2028, are subject to a make-whole provision. Thereafter, prepayments are subject to a prepayment fee. Partial prepayments require lender consent.

The Stateline Term Loan includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, asset sales, and distributions. Beginning in the fiscal quarter ending March 31, 2027 (except as noted below), Stateline must comply quarterly with the following financial covenants (as defined in the Stateline Term Loan), :

•Fixed charge coverage ratio of not less than 1.35 to 1.00

•Leverage ratio of not more than 3.50 to 1.00, and

•Minimum liquidity of not less than $5.0 million through December 31, 2026, and not less than $10.0 million thereafter.

The Stateline Term Loan is secured by the Equipment Collateral, related supply and power contracts, and proceeds thereof. The loan is non-recourse to the Company and secured solely by the assets of Stateline.

In connection with the Stateline Term Loan, Stateline incurred debt financing costs totaling $5.8 million, of which $0.8 million is allocated to the initial advances and recorded as a direct deduction from the carrying amount of the related debt and amortized as interest expense over the term of the loan using the effective interest method. The remaining $5.0 million is recorded as other non-current assets to be allocated proportionally upon additional advances.

Interest expense recognized in connection with the Stateline Term Loan was $0.5 million for the three and six months ended June 30, 2025. As of June 30, 2025, $0.5 million of the outstanding principal is classified as current debt in our condensed consolidated balance sheet.

The carrying amount of the Stateline Term Loan approximates its fair value as of June 30, 2025, due to its recent origination and variable interest rate that reflects current market conditions (Level 2 fair value measurement under ASC 820, Fair Value Measurement).

The table below includes the expected future principal maturities of the Stateline Term Loan as of June 30, 2025, based solely on the outstanding principal balance of $72.0 million and assumed conversion dates in 2026 and 2027 (actual maturities may vary based on timing of conversions and any prepayments). These estimates assume conversion in 2026 and early part of 2027 for the current advances, with principal repayments commencing thereafter over a 72-month term per converted note (80% amortized in equal monthly installments and 20% as a balloon payment at maturity). Future draws under the facility (up to an additional $446.5 million based on the estimated total commitment utilization) are not reflected in the table below, as they represent contingent future borrowings. The maturities of these future borrowings would follow a similar structure upon draw and conversion.

Payments of Debt Obligations Due by Period

As of June 30, 2025, the schedule of the repayment requirements of long-term debt and convertible notes is as follows:

Year Ending December 31,	Principal Repayments of Long-term Debt	Principal Repayments of Convertible Notes
2025 (remainder of)	$8.1	$—
2026	19.7	—
2027	25.6	—
2028	25.9	—
2029	277.6	—
Thereafter	40.1	155.0
Total future principal debt payments	$397.0	$155.0

11.    Convertible Notes

On May 2, 2025, the Company issued $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “Convertible Senior Notes”) in an underwritten public offering (the “Notes Offering”), including the full exercise of a $20.0 million over-allotment option. The Company received net proceeds of $150.3 million, after deducting underwriting discounts and commissions of $4.7 million. Additional third-party issuance costs totaled $1.2 million. The Company used the net proceeds to purchase from Solaris LLC, its consolidated operating subsidiary, a subordinated convertible note of Solaris LLC with substantially similar economic terms as the Convertible Senior Notes. Of the $155.0 million gross proceeds, $100.0 million was restricted for capital expenditures to support the growth of the Solaris Power Solutions segment, specifically for additional power generation equipment to support customer activity. As of June 30, 2025, the remaining restricted cash balance was $39.4 million.

The Convertible Senior Notes are senior, unsecured obligations and bear interest at a rate of 4.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2025. The Convertible Senior Notes mature on May 1, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

The Convertible Senior Notes are convertible into shares of the Company’s Class A common stock at an initial conversion rate of 37.8896 shares per $1,000 principal amount, equivalent to a conversion price of approximately $26.39 per share. The initial conversion rate would result in approximately 5,872,888 shares if all Convertible Senior Notes were converted at the initial rate. The conversion rate is subject to customary anti-dilution adjustments in certain events, including stock splits, stock dividends, distributions, and specified corporate transactions. Upon a Make-Whole Fundamental Change (as defined in the indenture governing the Convertible Senior Notes (the “Indenture”)), the conversion rate may be increased for a limited period based on the trading price of the Class A common stock. The maximum increase to the conversion rate in such an event is 13.2612 shares per $1,000 principal amount, which result in up to approximately 2,055,486 additional shares if all Convertible Senior Notes are converted during such period and fully settled in shares.

As of June 30, 2025, the conversion rate remained unchanged from the initial rate of 37.8896 shares per $1,000 principal amount.

Holders may convert their Convertible Senior Notes prior to maturity under the following circumstances:

●	During any calendar quarter beginning after June 30, 2025, if the last reported sale price of the Class A common stock exceeds 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending in the prior quarter;

●	During the five business days following any 10 consecutive trading day period in which the trading price of the Convertible Senior Notes is less than 98% of the product of the Class A common stock price and the conversion rate;
●	Upon the occurrence of certain specified corporate events, including specified distributions or a Fundamental Change (as defined in the Indenture);
●	At any time from February 1, 2030 through the second scheduled trading day immediately preceding the maturity date; or
●	At any time prior to the second business day before a redemption date, if the Convertible Senior Notes are called for redemption.

The Company may not redeem the Convertible Senior Notes prior to May 1, 2028. On or after that date, the Company may redeem all or a portion of the Convertible Senior Notes for cash at par plus accrued and unpaid interest, provided that:

●	The last reported sale price of the Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date; and
●	The stock price condition is also satisfied on the trading day immediately preceding such notice date.

The redemption date must fall on or before the 25th scheduled trading day immediately preceding the maturity date. Partial redemptions are not permitted unless at least $100.0 million aggregate principal amount of Convertible Senior Notes remains outstanding following such redemption. A redemption will also constitute a Make-Whole Fundamental Change, which may trigger an increase to the conversion rate. Holders may convert their Convertible Senior Notes until the second business day before the redemption date. Upon conversion, the Company may elect to settle the Convertible Senior Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the Indenture.

The Company evaluated the Convertible Senior Notes under ASC 470-20, Debt with Conversion and Other Options, and determined that they should be accounted for as a single liability instrument. Accordingly, the notes are presented as convertible notes in the condensed consolidated balance sheet.

The total transaction costs, consisting of underwriting discounts and commissions and third party issue costs, were $5.9 million. These costs are presented as a direct deduction from the carrying amount of the convertible notes and are being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate is 5.6%. During the three months ended June 30, 2025, the Company recognized $1.4 million in interest expense related to the convertible notes, consisting of contractual interest expense and amortization of transaction costs.

As of June 30, 2025, the components of the convertible notes were as follows:

June 30,
2025
Principal (par value)	$155.0
Unamortized debt discount and costs	(5.7)
Net carrying amount	$149.3

The estimated fair value (Level 1) of the convertible notes was $207.9 million as of June 30, 2025.

There are no required principal repayments on the convertible notes prior to maturity. As of June 30, 2025, the full $155.0 million principal balance contractually matures in 2030.

12.    Fair Value Measurements and Financial Instruments

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

Additionally, the carrying amounts outstanding under our debt agreements with variable rates, as reflected in our condensed consolidated balance sheets, approximate fair value as the effective interest rate approximates market rates. The carrying value of amounts outstanding under our finance and operating lease obligations, as reflected in our condensed consolidated balance sheets, approximates fair value as the borrowing rate approximate market rates. The estimated fair values of these financial instruments are determined using Level 2 inputs within the fair value hierarchy. The convertible notes are publicly traded and their fair value is based on Level 1 inputs.

Credit Risk

The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents, restricted cash, and trade receivables.

As of June 30, 2025 and December 31, 2024, the balances of our cash and cash equivalents and restricted cash held with financial institutions total $139.0 million and $159.9 million, respectively, which are above the insured limits set by the FDIC. We consistently monitor the financial health of these institutions.

The majority of our accounts receivable have payment terms of 60 days or less. As of June 30, 2025, two customers accounted for 43% and 16% of our total accounts receivable. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.

13.    Equity and Non-controlling Interest

Dividends

In order to allow the Company to pay quarterly cash dividends to holders of its shares of Class A common stock, Solaris LLC paid dividend distributions totaling $8.1 million and $5.3 million to all Solaris LLC unitholders in the three months ended June 30, 2025 and 2024, respectively. Of these amounts, $4.9 million and $3.6 million were paid to the Company in the three months ended June 30, 2025 and 2024, respectively, all of which was used by it to pay quarterly cash dividends to holders of its shares of Class A common stock. Solaris LLC paid dividend distributions totaling $16.3 million and $10.6 million to all Solaris LLC unitholders in the six months ended June 30, 2025 and 2024, respectively.

Of these amounts, $9.6 million and $7.3 million were paid to the Company in the six months ended June 30, 2025 and 2024, respectively. Additional pro-rata distributions to certain Solaris LLC unitholders amounting to $1.2 million were made in the six months ended June 30, 2025 pursuant to the Company’s Tax Receivable Agreement (as defined below). See Note 15. “Income Taxes” for further details on the Tax Receivable Agreement.

Non-controlling Interest

Non-controlling interests in the condensed consolidated balance sheets represent the equity attributable to third-party owners in certain consolidated subsidiaries of the Company. As of June 30, 2025 and December 31, 2024, non-controlling interest consisted of the following:

	June 30,	December 31,
	2025	2024
Entity:
Solaris LLC	$295.0	$311.1
Stateline	86.2	—
Total	$381.2	$311.1

Exchange of Solaris LLC Units

In the six months ended June 30, 2025, a total of 2,127,606 Solaris LLC units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled resulting in an increase in the Company’s ownership interest in Solaris LLC.

14.    Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A shareholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator (in millions)
Net income attributable to Solaris Energy Infrastructure, Inc.	$12.0	$6.2	$17.3	$10.5
Less: income attributable to participating securities (1)	(0.6)	(0.4)	(0.8)	(0.7)
Net income attributable to Class A shareholders	$11.4	$5.8	$16.5	$9.8

Denominator
Basic weighted average shares of Class A common stock outstanding	37,818,102	28,335,491	37,001,762	28,461,172
Diluted weighted-average shares of Class A common stock outstanding	37,818,102	28,335,491	37,001,762	28,461,172

Earnings per share of Class A common stock - basic	$0.30	$0.20	$0.44	$0.35
Earnings per share of Class A common stock - diluted	$0.30	$0.20	$0.44	$0.35

(1)	The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class B common stock	27,873,211	13,671,971	28,486,572	13,671,971
Convertible notes	3,807,697	—	1,914,367	—
Restricted stock awards	1,857,801	2,010,964	1,917,680	1,833,239
Performance-based restricted stock units	644,532	300,142	642,511	210,149
Stock options	4,922	6,605	4,977	6,605
Total	34,188,163	15,989,682	32,966,107	15,721,964

15. Income Taxes

Income Taxes

The Company is a corporation and, as a result, is subject to United States federal, state and local income taxes. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Solaris LLC unitholders, including the Company, are liable for United States federal income tax on their respective shares of Solaris LLC’s taxable income reported on the unitholders’ United States federal income tax returns. Solaris LLC is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

For the three months ended June 30, 2025 and 2024, we recognized a combined United States federal and state expense for income taxes of $6.0 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024, we recognized a combined United States federal and state expense for income taxes of $9.9 million and $3.2 million, respectively. The effective combined United States federal and state income tax rates were 19.8% and 12.0% for the three months ended June 30, 2025 and 2024, respectively. The effective combined United States federal and state income tax rates were 21.0% and 15.8% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Section 382 of the Internal Revenue Code of 1986 (the “Code”), contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carryovers and certain built-in losses recognized in years after the “ownership change.” An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 of the Code generally imposes an annual limitation on the use of pre-ownership change net operating loss carryovers to offset taxable income earned after the ownership change. We do not believe the

Section 382 annual limitation related to historical ownership changes impacts our ability to utilize our net operating losses; however, if we were to experience a future ownership change our ability to use net operating losses may be impacted.

Payables Related to the Tax Receivable Agreement

On May 17, 2017, in connection with its initial public offering (“IPO”), the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of June 30, 2025, our liability under the Tax Receivable Agreement was $73.7 million, all of which was non-current, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with the IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in Solaris LLC’s limited liability company agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement. Solaris LLC may make cash distributions to the Company in order for the Company to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC units owned by each member at that time.

On January 9, 2025, the Company made payments totaling $3.6 million under the Tax Receivable Agreement. Solaris LLC made a cash distribution to the Company of $3.6 million to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to certain Solaris LLC unitholders amounting to $1.2 million.

16.  Concentrations

For the three months ended June 30, 2025, two customers accounted for 45% and 12% of the Company’s revenues. For the three months ended June 30, 2024, three customers accounted for 18%, 13% and 12% of the Company’s revenues. For the six months ended June 30, 2025, two customers accounted for 41% and 13% of the Company’s revenues. For the six months ended June 30, 2024, three customers accounted for 14%, 13% and 11% of the Company’s revenues. As of June 30, 2025, two customers accounted for 43% and 16% of the Company’s accounts receivable. As of December 31, 2024, two customers accounted for 33% and 18% of the Company’s accounts receivable.

For the three months ended June 30, 2025, one supplier accounted for 42% of the Company’s total purchases. For the three months ended June 30, 2024, one supplier accounted for 18% of the Company’s total purchases. For the six months ended June 30, 2025, one supplier accounted for 52% of the Company’s total purchases. For the six months ended June 30, 2024, one supplier accounted for 14% of the Company’s total purchases. As of June 30, 2025, two suppliers accounted for 51% and 20% of the Company’s accounts payable. As of December 31, 2024, one supplier accounted for 39% of the Company’s accounts payable.

17.  Commitments and Contingencies

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

On February 28, 2024, the Company was served with a lawsuit by Masaba Inc. in the Wyoming District Court related to alleged intellectual property infringement (the “Lawsuit”). The complaint was later amended to name the Company’s subsidiaries Solaris Oilfield Site Services Operating, LLC (“SOSSO”) and Solaris Oilfield Site Services Personnel, LLC (“SOSSP”) as defendants. The complaint seeks, among other relief, unspecified compensatory damages, rescission, pre-judgment and post-judgment interest, costs and expenses. On July 19, 2024, SOSSO and SOSSP petitioned the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) to institute inter partes review (“IPR”) of all claims of the patent asserted in the Lawsuit (U.S. Patent No. 11,780,689 (“the ‘689 Patent”)). Pursuant to the parties’ joint request, the district court case was stayed on August 7, 2024 pending the completion of the requested IPR. On January 27, 2025, the USPTO instituted the IPR on all claims of the ‘689 Patent. A final written decision is expected in the IPR in January 2026. The Company believes that the claims asserted in the Lawsuit are without merit and will vigorously defend against them. At this time, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

On March 28, 2025, a purported stockholder of the Company filed a complaint in a putative class action lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, in the United States District Court for the Southern District of Texas. The complaint asserts claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act, alleging among other things that they made misleading statements and omissions relating to the MER Acquisition. The complaint further alleges that these allegedly misleading statements and omissions were revealed in the Morpheus Research report regarding the Company issued on March 17, 2025, which the complaint alleges caused a decline in the Company’s stock price. The outcome of the lawsuit is uncertain, particularly because it is at its initial stages. However, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

Purchase Commitments

In the normal course of business, the Company enters into purchase commitments for products and services, primarily related to its power equipment, service equipment and parts for manufacturing equipment. As of June 30, 2025, the Company has entered into material purchase commitments for power generation equipment driven by the growth of its Solaris Power Solutions segment. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on when the order is cancelled. As of June 30, 2025, the Company had the following purchase commitments, consisting of purchases of power generation equipment:

June 30,
2025

Short-term purchase commitments (due within the next 12 months)	$222.4
Long-term purchase commitments (remaining term extending beyond 12 months)
2025 expected payments	138.1
2026 expected payments	382.7
Long-term purchase commitments	$520.8
Total purchase commitments	$743.2

Purchase commitments include $450.4 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $2.0 million as of June 30, 2025. Refer to Note 18. “Related Party Transactions” below for additional information regarding related party transactions recognized.

18.  Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the condensed consolidated statement of operations. For the three months ended June 30, 2025 and 2024, Solaris LLC paid $0.2 million and $0.1 million, respectively, for these services. For the six months ended June 30, 2025 and 2024, Solaris LLC paid $0.4 million and $0.2 million, respectively, for these services. As of June 30, 2025 and December 31, 2024, the Company included $0.1 million in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company included $0.0 million and $0.1 million, respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheet.

As of September 30, 2024, THRC Holdings, LP, an entity managed by THRC Management, LLC (collectively, “THRC”), owned shares representing 10.4% of the outstanding shares of the Company’s Class A common stock, which also represented 5.2% of total voting shares. THRC is affiliated with certain of the Company’s customers, including ProFrac Services, LLC, and certain of the Company’s suppliers including Automatize Logistics, LLC, IOT-EQ, LLC and Cisco Logistics, LLC (collectively, “THRC Affiliates”).

THRC is no longer considered a related party as of October 1, 2024. The revenues and cost of services disclosed herein reflect transactions that occurred while THRC was considered a related party.

For the three and six months ended June 30, 2024, the Company recognized service revenue of $4.2 million and $7.5 million, respectively, from services provided to THRC Affiliates.

As part of the MER Acquisition, the Company acquired a lease agreement for commercial real estate with KTR Management Company, LLC, which owns 30.1% of the outstanding shares of the Company’s Class B common stock, which also represents 12.0% of total voting shares as of June 30, 2025. As of June 30, 2025, the Company recognized an operating lease right-of-use asset of $0.2 million and a current operating lease liability of $0.2 million on the condensed consolidated balance sheets. As of December 31, 2024, the Company recognized an operating lease right-of-use asset of $0.3 million and an operating lease liability of $0.3 million, split between current and non-current portions, on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.1 million, respectively, of rental expense related to the commercial real estate lease, included in cost of services on the condensed consolidated statement of operations. During the three and six months ended June 30, 2025, the Company incurred $0.0 million and $0.3 million, respectively, of rental expense related to a short-term equipment rental and $0.0 million and $0.1 million, respectively, of fuel, utility and travel expenses from KTR Management Company, LLC, included in cost of leasing revenue on the condensed consolidated statement of operations. During the six months ended June 30, 2025, the Company also purchased certain equipment from KTR Management Company, LLC for $2.0 million, included as property, plant and equipment, net on the condensed consolidated balance sheets. The equipment purchased was not marked-up and represents the same amount the Company would have paid had the Company acquired the equipment directly.

In connection with the issuance of the Convertible Senior Notes, BlackRock Portfolio Management LLC (“BlackRock”), a holder of in excess of 5% of our total outstanding shares of common stock, purchased an aggregate principal amount of $55.0 million at the price to the public. The Company’s audit committee approved BlackRock’s participation in the Notes Offering on April 30, 2025.

19. Subsequent Events

Dividends

On July 23, 2025, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on September 26, 2025, to holders of record as of September 16, 2025. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

One Big Beautiful Bill Act

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (“the Act”), was signed into law by President Trump. While the Act will not have an impact on historical financial data, the Company’s future tax liabilities may be impacted.

Provisions of the Act that are expected to impact the Company include: (i) allowance to expense 100% of the costs of certain qualified property acquired after January 19, 2025; and (ii) modification on limitations on deduction of interest expense. The Company is currently evaluating the full impacts of the Act.

Exchange of Solaris LLC Units

On July 28, 2025, a total of 4,000,000 Solaris LLC Units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled, resulting in an increase in the Company’s ownership interest in Solaris LLC.

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

Recent Developments

Formation of Stateline

On April 28, 2025, we announced the formation of Stateline Power LLC (“Stateline”) with a customer. The entity was formed to provide off-grid power to such customer’s data center campus pursuant to a long-term equipment rental agreement. Additional information regarding Stateline is provided in Note 2. “Variable Interest Entities” in the notes to our condensed consolidated financial statements.

Issuance of Convertible Senior Notes

On May 2, 2025, we completed the issuance of $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030, primarily to support the ongoing growth program of our Solaris Power Solutions segment. Further details regarding the terms and accounting treatment of these notes are included in Note 11. “Convertible Notes” in the notes to our condensed consolidated financial statements.

Stateline Debt Financing

On May 23, 2025, Stateline entered into a delayed draw term loan facility with Stonebriar Commercial Finance LLC, providing a maximum principal amount equal to the lesser of (i) $550 million and (ii) 80% of the total cost of equipment collateral, as defined in the term loan agreement. As of June 30, 2025, an initial advance of $72.0 million had been drawn. The facility will be used to finance capital expenditures of Stateline, with any remaining funding needs expected to be met through Stateline cash on hand. For further details, see Note 10. “Debt” in the notes to our condensed consolidated financial statements.

Market Trends and Outlook

In the second quarter, Solaris Power Solutions segment grew significantly, and its Adjusted EBITDA now contributes over 2/3 of total segment Adjusted EBITDA. Capital expenditures are also heavily weighted towards Solaris Power Solutions as we intend to grow our fleet and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to continue to be the dominant segment in terms of Revenue and Adjusted EBITDA contribution.

Today, Solaris Power Solutions’ primary customers include a leading company in the artificial intelligence computing sector, as well as several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications.

Demand for Solaris Power Solutions is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure. This is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’ turbine offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based providers can service.

The Company estimates approximately 75% of the total 1,700 MW expected delivered capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to seven years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure. Approximately 67% of these contracts are for the data center end market, 8% is contracted to the energy end market and approximately 25% of the capacity is open and being discussed with multiple customers that represent a variety of end markets. We expect this contract exposure to drive a similar end-market exposure for revenue and earnings for this segment.

We expect total company capital expenditures remaining in 2025 of approximately $295 million on a consolidated basis, of which approximately $190 million should be incurred by Stateline. The majority of these capital expenditures are to support Solaris Power Solutions capital growth. Capital expenditures for Solaris Logistics Solutions represents approximately $10 million of our total expected annual capital expenditures.

We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, available capacity under our revolving credit facility, and proceeds from the Stateline debt financing facility. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital market transactions, depending upon market conditions, and / or enter into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to cancel the committed purchase orders and incur cancellation fees.

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

For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the second quarter of 2025, our fully utilized system count decreased 4% to 94 fully utilized systems from the first quarter of 2025, which was driven by lower crude oil prices. West Texas Intermediate (WTI) crude oil prices averaged $64 per barrel compared to an average of approximately $71 per barrel in the fourth quarter of 2024 and first quarter of 2025. We expect this commodity price softness could have some impact on activity levels for the remainder of the year. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Revenues
Solaris Power Solutions	$75,625	$—	$75,625	$125,000	$—	$125,000
Solaris Logistics Solutions	73,703	73,886	(183)	150,660	141,776	8,884
Total revenues	$149,328	$73,886	$75,442	$275,660	$141,776	$133,884

Solaris Power Solutions. Revenues from Solaris Power Solutions increased by $75.6 million and $125.0 million in the three and six months ended June 30, 2025, respectively, compared to the same period of 2024. The Solaris Power Solutions segment was established in the third quarter of 2024 and did not contribute to revenue in the three and six months ended June 30, 2024, respectively.

Solaris Logistics Solutions. Revenues from Solaris Logistics Solutions remained relatively flat in the three months ended June 30, 2025, decreasing by $0.2 million to $73.7 million, compared to $73.9 million in the same period of 2024. This slight decrease was primarily due to a mix impact on average revenue per fully utilized system, partially offset by an increase in last mile tonnage in the three months ended June 30, 2025 compared to the same period of 2024.

Revenues from Solaris Logistics Solutions increased by $8.9 million, or 6%, to $150.7 million in the six months ended June 30, 2025, compared to $141.8 million in the same period of 2024. The increase was primarily driven by a $13.2 million increase in revenue from last mile and ancillary services, attributable to higher last mile tonnage year-over-year. This growth was partially offset by a $4.3 million decrease in revenue from fully utilized systems due to a mix impact on revenue on flat activity.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$28,283	$—	$28,283	$44,777	$—	$44,777
Solaris Logistics Solutions	50,966	46,131	4,835	102,182	86,018	16,164
Total cost of revenue (exclusive of depreciation and amortization)	$79,249	$46,131	$33,118	$146,959	$86,018	$60,941

Solaris Power Solutions. Cost of revenue for Solaris Power Solutions increased by $28.3 million and $44.8 million in the three and six months ended June 30, 2025, respectively, compared to the same period of 2024. The Solaris Power Solutions segment was established in the third quarter of 2024 and did not contribute to cost of revenue in the three and six months ended June 30, 2024.

Cost of revenue as a percentage of revenue for Solaris Power Solutions was 37% and 36% for the three and six months ended June 30, 2025, respectively.

Solaris Logistics Solutions. Cost of revenue for Solaris Logistics Solutions increased by $4.8 million, or 10%, to $51.0 million in the three months ended June 30, 2025, compared to $46.1 million in the same period of 2024. The increase was primarily driven by a $3.0 million increase in last mile and ancillary service costs, associated with higher last mile tonnage. In addition, a $1.8 million increase in system costs was due to the absence of the reversal of property taxes following a settlement with Brown County Appraisal District in the three months ended June 30, 2024, discussed below in “Gain on Reversal of Property Tax Contingency”.

Cost of revenue as a percentage of revenue for Solaris Logistics Solutions was 69% and 62% for the three months ended June 30, 2025 and 2024, respectively.

Cost of revenue for Solaris Logistics Solutions increased by $16.2 million, or 19%, to $102.2 million in the six months ended June 30, 2025, compared to $86.0 million in the same period of 2024. The increase was primarily driven by a $16.8 million increase in last mile and ancillary service costs, associated with higher last mile tonnage and a $1.8 million increase in systems costs due to the absence of the reversal of property taxes following a settlement with Brown County Appraisal District in the six months ended June 30, 2024, discussed below in “Gain on Reversal of Property Tax Contingency”. This increase was partially offset by a $2.4 million reduction in system costs, primarily due to lower repairs and maintenance in the six months ended June 30, 2025 compared to the same period of 2024.

Cost of revenue as a percentage of revenue for Solaris Logistics Solutions was 68% and 61% for the six months ended June 30, 2025 and 2024, respectively.

Depreciation and Amortization

Depreciation and amortization increased by $8.8 million, or 92%, to $18.4 million in the three months ended June 30, 2025, compared to $9.6 million in the same period of 2024. Depreciation and amortization increased by $18.9 million, or 97%, to $38.4 million in the six months ended June 30, 2025, compared to $19.5 million in the same period of 2024. This increase was primarily driven by $9.2 million and $20.0 million of depreciation expense associated with the Solaris Power Solutions segment in the three and six months ended June 30, 2025, respectively, which did not contribute to depreciation in the three and six months ended June 30, 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.6 million, or 80%, to $14.9 million in the three months ended June 30, 2025, compared to $8.3 million in the same period of 2024. The increase was primarily driven by a $5.2 million increase in salaries, wages and benefits resulting from an increase in average headcount, along with higher professional fees and public company costs. Selling, general and administrative expenses increased by $13.9 million, or 86%, to $30.2 million in the six months ended June 30, 2025, compared to $16.2 million in the same period of 2024. The increase was primarily driven by a $8.4 million increase in salaries, wages and benefits resulting from an increase in average headcount, as well as a $3.1 million increase in stock-based compensation expense related to the cash settlement of employee stock awards.

Other Operating Expense, net

Other operating expense increased by $0.7 million to $1.2 million in the three months ended June 30, 2025, compared to $0.6 million in the same period of 2024. Other operating expense increased by $1.8 million to $2.5 million in the six months ended June 30, 2025, compared to $0.7 million in the same period of 2024. The increase was primarily due to higher transaction costs incurred during the three and six months ended June 30, 2025, compared to the same period of 2024.

Interest Expense, net

Interest expense increased by $4.8 million to $5.5 million in the three months ended June 30, 2025, compared to $0.7 million in the same period of 2024. Interest expense increased by $9.2 million to $10.7 million in the six months ended June 30, 2025, compared to $1.5 million in the same period of 2024. The increase was primarily due to higher borrowings outstanding along with higher effective interest rates in the three and six months ended June 30, 2025, compared to the same periods of 2024.

Provision for income taxes

During the three months ended June 30, 2025, we recognized a combined United States federal and state expense for income taxes of $6.0 million, an increase of $4.6 million as compared to the $1.3 million income tax expense we recognized during the same period in 2024. During the six months ended June 30, 2025, we recognized a combined United States federal and state expense for income taxes of $9.9 million, an increase of $6.7 million as compared to the $3.2 million income tax expense we recognized during the same period in 2024. This change was attributable to changes in operating gains and mix of states where we operate. The effective combined United States federal and state income tax rates were 19.8% and 12.0% for the three months ended June 30, 2025 and 2024, respectively. The effective combined United States federal and state income tax rates were 21.0% and 15.8% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris Energy Infrastructure, LLC’s (“Solaris LLC”) treatment as a partnership for United States federal income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity consist of cash flows from operations, borrowing availability under our revolving credit facility, and proceeds from the recent issuance of Convertible Senior Notes and the initial advance under Stateline’s delayed draw term loan facility. Additionally, the delayed draw term loan facility provides substantial undrawn capacity, which is expected to support Stateline’s equipment purchase commitments.

We believe these sources will be sufficient to meet our short-term and long-term financial obligations, including purchase commitments and capital expenditures. While no assurance can be given, we may seek to issue additional securities through opportunistic capital markets transactions, depending upon market conditions, and / or enter into additional debt financing agreements.

Term Loan and Revolving Credit Facility

As of June 30, 2025, we had an outstanding principal balance of $325.0 million under our secured term loan agreement. Of this amount, $16.3 million is due within the next twelve months. The loan bears interest at a rate of 10.3% as of June 30, 2025 and is subject to periodic repricing. Assuming this rate remains constant, we estimate total interest payments of approximately $33.3 million over the next 12 months.

Our revolving credit facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and inventory, subject to customary reserves and adjustments. At our option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million, and up to $10.0 million is available for the issuance of letters of credit. As of June 30, 2025, no borrowings were outstanding, and available capacity under the borrowing base was approximately $56.0 million. We intend to use any future borrowings for working capital and general corporate purposes.

Convertible Senior Notes

The Convertible Senior Notes issuance provided net proceeds of $150.3 million, which were primarily allocated to support the growth of our Solaris Power Solutions segment. Of this amount, $100.0 million was initially restricted for related capital expenditures. As of June 30, 2025, the remaining restricted cash balance was $39.4 million. This issuance enhanced our overall liquidity without requiring principal repayments prior to maturity. We estimate interest payments over the next 12 months will total approximately $7.4 million, payable semi-annually beginning November 1, 2025.

Further details regarding the terms and accounting treatment of these notes are included in Note 11. “Convertible Notes” in the notes to our condensed consolidated financial statements.

Stateline Debt Financing

As of June 30, 2025, Stateline had drawn an initial advance of $72.0 million under its delayed draw term loan facility out of the total estimated capacity of $518.5 million based on Stateline’s current capital plan. The remaining capacity of $446.5 million is expected to be drawn over the remainder of 2025 and fully by end of 2026, depending on the timing of progress payments and equipment deliveries. This facility provides significant funding flexibility for Stateline’s capital needs. We estimate total interest payments over the next 12 months of approximately $7.3 million, based on the principal drawn as of June 30, 2025. For further information on this facility, including its terms and repayment schedule, refer to Note 10. “Debt” in the notes to our condensed consolidated financial statements.

Capital Commitments

We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. Short-term purchase commitments due within 12 months total $222.4 million. Long-term purchase commitments that extend beyond one year total $520.8 million, of which $138.1 million is scheduled to be fulfilled during the remainder of 2025, and the remaining $382.7 million is due in 2026.

These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.

Liquidity Position

As of June 30, 2025, cash and cash equivalents totaled $139.0 million. We believe that our cash reserves, projected operating cash flows, borrowing capacity under the revolving credit facility, and access to Stateline’s delayed draw term loan facility will provide adequate liquidity to meet our obligations for the next 12 months and beyond. These obligations include debt service, potential dividend payments, and equipment purchase commitments.

Share Repurchase Program

The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended June 30, 2025, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of June 30, 2025, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Net cash provided by operating activities	$49,903	$35,751	$14,152
Net cash used in investing activities	(336,999)	(3,640)	(333,359)
Net cash provided by (used in) financing activities	266,271	(32,885)	299,156
Net change in cash	$(20,825)	$(774)	$(20,051)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities increased to $49.9 million for the six months ended June 30, 2025, compared to $35.8 million in the same period of 2024, representing an increase of $14.2 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment, which was established in the third quarter of 2024, and has rapidly expanded its contribution to our operating performance. Consequently, our net income, adjusted for non-cash items, increased by $53.4 million for the six months ended June 30, 2025, compared to the prior comparable period. This increase was partially offset by a $35.5 million increase in working capital use to support higher sales volumes and expanded operations and $3.7 million cash settlement related to stock-based compensation.

Investing Activities. Net cash used in investing activities was $337.0 million for the six months ended June 30, 2025, an increase from $3.6 million during the same period in 2024. The $333.4 million increase is mainly attributed to $325.6 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions.

Financing Activities. For the six months ended June 30, 2025, net cash provided by financing activities totaled $266.3 million. This amount primarily reflects $227.0 million borrowings from debt financing and $86.0 million capital contributions from non-controlling interest in Stateline, partially offset by $10.2 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $9.6 million in quarterly dividends to Class A common stock shareholders, $7.9 million in distributions to Solaris LLC unitholders and $3.6 million in Tax Receivable Agreement payments. In comparison, net cash used in financing activities was $32.9 million for the six months ended June 30, 2024. This amount primarily reflects net debt repayments of $14.0 million, $8.1 million for share repurchases, $7.3 million in quarterly dividends to Class A common stock shareholders and $3.3 million in distributions to Solaris LLC unitholders.

Future Uses of Cash

Our significant cash commitments primarily relate to our debt financing agreements, which include both principal and interest payments on our legacy term loan and Stateline’s delayed draw term loan facility. In addition, we are obligated to make interest payments on our Convertible Senior Notes, with the principal amount due at maturity in 2030. At our election, the Convertible Senior Notes may be settled in cash, shares of our Class A common stock, or a combination of both.

Additional expected uses of cash include capital expenditures under our power generation fleet growth program, purchase commitments, obligations under our Tax Receivable Agreement, scheduled payments under finance and operating lease agreements, insurance premium financing agreements, dividend payments, and other routine operating obligations.

Off Balance Sheet Arrangements

Refer to Note 17. “Commitments and Contingencies – Purchase Commitments” included in the notes to our condensed consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuits by Masaba Inc. and Mr. Stephen Pirello as discussed in detail in Note 17. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.

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

The U.S. government has announced baseline tariffs of 10% on products from virtually all foreign countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Additionally, tariffs have been placed on the importation of certain materials. As a result of the administration's trade policies, tariffs have increased and may increase our material input costs. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products, increased costs and delays in meeting our customers’ orders. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied. There remains much uncertainty regarding the full scope of tariffs, if they will be increased, decreased or eliminated altogether and, to the extent that such trade policies impact our supply chain, we may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.

The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs or uncertainty regarding such potential impacts, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Additionally, changes in trade policy may have negative impacts on the global economic environment (including causing or exacerbating any potential recession) which could have a negative impact on the demand for our power generation solutions as our customers delay or cancel projects in which our business may service.

The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, the amount, scope, or nature of such trade measures, the direct or indirect impacts that trade measures may have on consumer or business sentiment and the broader economy and our ability to execute strategies to mitigate any negative impacts.

We are subject to a number of risks associated with Stateline.

On April 28, 2025, we announced the formation of Stateline, an entity involving our newly formed, wholly owned subsidiary Solaris Power Solutions and CTC, an affiliate of an industry leader in the evolving AI computer space. CTC subsequently assigned its interest in Stateline to MZX, an affiliate of CTC. Stateline is expected to account for approximately 900 MW (or approximately 53% of our Solaris Power Solutions’ generation assets), and as such, Stateline subjects our overall business to a number of risks, including:

●	the risk that the demand for off-grid power generation related to artificial intelligence (“AI”) does not grow in the manner in which we expect;
●	the fact that we derive, and will continue to derive, a significant portion of our revenue from a relatively small number of customers, and as a result, this reliance on a few large customers may adversely affect our revenue and operating results;
●	Stateline may need to seek additional debt and equity financing to support its working capital needs and there can be no assurance that such financing would be available to Stateline on favorable terms or at all;
●	Stateline and the industry in which it operates is subject to complex, developing regulatory frameworks, which may increase the time and labor necessary to operate the project as the parties intend;
●	we may experience difficulties in finding alternative lessors for our power generation equipment dedicated to Stateline in the event of an early termination of the related rental agreement;
●	certain key members of the Company’s management will dedicate a significant amount of their time and attention to Stateline; and
●	the management agreement to which our subsidiary is a party provides for the termination of its operatorship under certain circumstances and, if those circumstances were to occur, (i) our partner may have the right to purchase our equity interests in Stateline and (ii) the Company would lose its seats on the board of directors of Stateline.

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

Noteholders may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the Convertible Senior Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Senior Notes or pay any cash amounts due upon their maturity or conversion. For example, we expect to fund payments due on the Convertible Senior Notes from corresponding payments due to us under the subordinated intercompany convertible note to be issued by Solaris LLC to us. Each of our Term Loan Agreement and revolving credit facility will prohibit Solaris LLC from making payments to us under the subordinated intercompany convertible note except to provide for regularly scheduled interest payments, provided no events of default exists under the Term Loan Agreement or revolving credit facility, as applicable, or would result therefrom, and except for certain other payments in equity interests. Accordingly, we may not have access to funds from Solaris LLC to repurchase the Convertible Senior Notes for cash following a fundamental change or to pay any cash amounts due upon conversion of the Convertible Senior Notes. We may seek to obtain a waiver under the Term Loan Agreement and revolving credit facility to permit these payments, but we cannot assure you that we will be able to obtain such a waiver. Unless we exercise our option to settle conversions solely in shares, our failure to repurchase the Convertible Senior Notes or to pay the cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the Convertible Senior Notes (the “Indenture”). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.

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

Certain provisions in the Convertible Senior Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the Indenture), then investors of the Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes for cash. In addition, if a takeover constitutes a “Make-Whole Fundamental Change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate for the Convertible Senior Notes. In either case, and in other cases, our obligations under the Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Class A common stock may view as favorable.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As described in Note 11. “Convertible Notes” to our notes to our condensed consolidated financial statements contained herein, on May 2, 2025, we issued $155.0 million aggregate principal amount of 4.75% convertible senior notes due 2030. The Convertible Senior Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3ASR (Reg. No. 333-286868), as supplemented by a preliminary prospectus supplement dated April 30, 2025, the pricing term sheet dated May 1, 2025, and a final prospectus supplement dated May 1, 2025.

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

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended June 30, 2025, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
April 1 - April 30	1,693	$18.40	—	15,440,555
May 1 - May 31	—	—	—	15,440,555
June 1 - June 30	1,947	27.77	—	15,440,555
Total	3,640	$23.41	—

(1)	Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

(a) The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” are incorporated by reference into this “Part II, Item 5. Other Information” in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

(b) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

2.1#

Contribution Agreement, dated July 9, 2024, by and between Solaris Oilfield Infrastructure, Inc., Solaris Oilfield Infrastructure, LLC, John A. Johnson, John Tuma, J Turbines, Inc. and KTR Management Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on July 10, 2024).

3.1

Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 23, 2017).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 22, 2023).

3.3

Certificate of Second Amendment of the Amended and Restated Certificate of Incorporation of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on September 17, 2024).

3.4	Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 23, 2017).

3.5

First Amendment to Amended and Restated Bylaws of Solaris Oilfield Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on September 17, 2024).

4.1

Indenture, dated May 2, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 2, 2025).

4.2

First Supplemental Indenture, dated as of May 2, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 2, 2025).

4.3

Form of 4.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 2, 2025).

10.1#

Second Amendment to Credit Agreement, dated April 28, 2025, by and among the lenders signatory thereto, Solaris Energy Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the other guarantors under the Credit Agreement and Silver Point Finance LLC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on April 30, 2025).

10.2

Second Amendment to Loan, Security and Guaranty Agreement, dated April 28, 2025, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC, Mobile Energy Rentals LLC, Solaris Energy Infrastructure, Inc., as Parent, certain of Parent’s subsidiaries as guarantors, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on April 30, 2025).

Exhibit No.	Description

10.3*#+	Amended and Restated Limited Liability Company Agreement of Stateline Power, LLC, dated April 28, 2025.

10.4*#+	Amended and Restated Master Equipment Rental Agreement, dated April 28, 2025, by and between Mobile Energy Rentals, LLC and CTC Property LLC.

10.5#

Loan and Security Agreement, dated May 23, 2025, by and among Stateline Power, LLC and Stonebriar Commercial Finance LLC, as Initial Lender and as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 29, 2025).

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

# Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

+

Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted. The registrant hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS ENERGY INFRASTRUCTURE, INC.

July 31, 2025	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 31, 2025	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)