Form 10-Q
period 2025-09-30
Solaris Energy Infrastructure, Inc.
filed 2025-11-06
CIK 1697500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the registrant had 48,802,385 shares of Class A common stock, $0.01 par value per share, and 19,655,171 shares of Class B common stock, $0.00 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	the level of domestic spending and access to capital markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry;
●	uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, and the impact of such policies on us, our customers and the global economic environment;
●	the success of Stateline (as defined in Note 2. “Variable Interest Entities”) and its impact on the financial condition and results of operations of our Solaris Power Solutions segment;
●	developments and uncertainty in the global economy generally, and/or the energy, power and infrastructure sectors specifically, and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, and therefore the demand for the services we provide and the commercial opportunities available to us;
●	volatility in the political, legal and regulatory environments, including the impact of a prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future plans and opportunities;
●	geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict and continued hostilities in the Middle East which could each affect the stability and continued recovery of oil and gas markets;
●	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;
●	customer concentration and the potential for future consolidation amongst current or potential customers that could affect demand for our products and services;

●	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
●	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
●	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
●	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
●	technological advancements in well completion technologies and our ability to expand our product and service offerings;
●	competitive conditions in our industry;
●	inability to fully protect our intellectual property rights;
●	actions taken by our customers, competitors and third-party operators;
●	changes in the availability and cost of capital;
●	our ability to successfully implement our business strategy;
●	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
●	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
●	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;
●	the effects of pending and future litigation, including a federal securities lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, filed in the United States District Court for the Southern District of Texas;
●	credit markets;
●	business acquisitions;
●	natural or man-made disasters and other external events that may disrupt our manufacturing operations;
●	environmental and climate change regulations and policies, and the impact of such regulations and policies on us and our customers;
●	the timing of regulatory proceedings and approvals, and the impact of such proceedings and approvals on us and our customers;
●	health, safety and environmental risks;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$106,704	$114,255
Restricted cash	—	45,612
Accounts receivable, net of allowances for credit losses of $1,182 and $681, respectively	130,367	71,774
Prepaid expenses and other current assets	12,095	8,387
Inventories	12,413	10,948
Total current assets	261,579	250,976
Property, plant and equipment, net	277,261	298,828
Equipment held for lease, net	763,090	339,932
Non-current inventories	1,435	1,693
Non-current receivables, net of allowances for credit losses of $341 and $654, respectively	—	1,069
Operating lease right-of-use assets	9,583	9,966
Goodwill	106,448	103,985
Intangible assets, net	62,740	71,521
Deferred tax assets, net	78,665	43,574
Other assets	6,290	1,337
Total assets	$1,567,091	$1,122,881
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,644	$21,092
Accrued liabilities	32,671	23,159
Deferred revenue	6,717	4,924
Payables related to Tax Receivable Agreement, current portion	1,791	3,610
Finance lease liabilities, current portion	1,833	2,307
Operating lease liabilities, current portion	1,843	1,599
Long-term debt, current portion	17,878	8,125
Other current liabilities	3,860	717
Total current liabilities	109,237	65,533
Long-term debt, net of current portion	364,868	307,605
Convertible notes	149,528	—
Payables related to Tax Receivable Agreement, net of current portion	75,143	73,730
Operating lease liabilities, net of current portion	7,482	8,058
Finance lease liabilities, net of current portion	1,791	1,182
Other long-term liabilities	44	44
Total liabilities	708,093	456,152
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 48,654 shares and 38,013 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	467	359
Class B common stock, $0.00 par value, 180,000 shares authorized, 19,655 shares and 29,107 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	511,988	337,598
Retained earnings	34,099	17,664
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	546,554	355,621
Non-controlling interest	312,444	311,108
Total stockholders' equity	858,998	666,729
Total liabilities and stockholders' equity	$1,567,091	$1,122,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Service revenue	$84,421	$64,350	$259,082	$198,625
Service revenue - related parties	—	5,964	—	13,465
Leasing revenue	82,422	4,704	183,421	4,704
Total revenue	166,843	75,018	442,503	216,794

Operating costs and expenses:
Cost of services, excluding depreciation and amortization	52,190	45,822	158,372	131,840
Cost of leasing revenue, excluding depreciation	36,613	1,101	77,390	1,101
Non-leasing depreciation and amortization	12,598	10,059	37,624	29,558
Depreciation of leasing equipment	9,757	932	23,172	932
Gain on reversal of property tax contingency	—	—	—	(2,483)
Selling, general and administrative	15,546	8,799	45,719	25,048
Other operating expense, net	2,226	3,038	4,689	3,721
Total operating costs and expenses	128,930	69,751	346,966	189,717
Operating income	37,913	5,267	95,537	27,077
Interest expense, net	(9,038)	(2,932)	(19,691)	(4,416)
Loss on debt extinguishment	—	(4,085)	—	(4,085)
Income (loss) before income tax expense	28,875	(1,750)	75,846	18,576
Provision for income taxes	(4,061)	(460)	(13,935)	(3,662)
Net income (loss)	24,814	(2,210)	61,911	14,914
Less: net (income) loss related to non-controlling interests	(10,264)	1,242	(30,086)	(5,357)
Net income attributable to Solaris Energy Infrastructure, Inc.	14,550	(968)	31,825	9,557
Less: income attributable to participating securities	(568)	(228)	(1,417)	(707)
Net income attributable to Class A common shareholders	$13,982	$(1,196)	$30,408	$8,850

Earnings per share of Class A common stock – basic	$0.32	$(0.04)	$0.77	$0.31
Earnings per share of Class A common stock – diluted	$0.31	$(0.04)	$0.74	$0.30

Basic weighted-average shares of Class A common stock outstanding	43,770	28,377	39,283	28,433
Diluted weighted-average shares of Class A common stock outstanding	50,429	28,377	43,190	43,247

]

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Stock-based compensation	—	—	—	—	1,918	—	1,534	3,452
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	9	—	—	5,726	—	(5,735)	—
Grants of restricted stock, net of forfeitures	722	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(297)	(3)	—	—	(7,052)	—	(3,078)	(10,133)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(4,696)	(4,696)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,686)	—	(4,686)
Other	—	—	—	—	(81)	—	—	(81)
Net income	—	—	—	—	—	5,320	7,648	12,968
Balance at March 31, 2025	38,438	$365	29,107	$—	$342,622	$18,298	$306,781	$668,066
Exchange of Solaris LLC units and Class B common stock for Class A common stock	2,128	21	(2,128)	—	22,689	—	(22,710)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	5,009	—	—	5,009
Stock-based compensation	—	—	—	—	3,102	—	2,266	5,368
Vesting of restricted stock	—	—	—	—	98	—	(98)	—
Grants of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(64)	—	(15)	(79)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(3,237)	(3,237)
Capital contribution from non-controlling interest in Stateline	—	—	—	—	—	—	86,023	86,023
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,868)	—	(4,868)
Other	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	11,955	12,174	24,129
Balance at June 30, 2025	40,598	$386	26,979	$—	$373,368	$25,385	$381,184	$780,323
Issuance of Class B common stock and Solaris LLC units in connection with HVMVLV Acquisition	—	—	696	—	—	—	19,280	19,280
Transaction with non-controlling interest in connection with HVMVLV Acquisition	—	—	—	—	8,083	—	(8,083)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	37,599	—	—	37,599
Exchange of Solaris LLC units and Class B common stock for Class A common stock	8,020	80	(8,020)	—	89,148	—	(89,228)	—
Stock-based compensation	—	—	—	—	3,635	—	1,802	5,437
Stock option exercise	4	—	—	—	—	—	—	—
Vesting of restricted stock	—	1	—	—	356	—	(357)	—
Grants of restricted stock, net of forfeitures	39	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(7)	—	—	—	(201)	—	(57)	(258)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(2,361)	(2,361)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(5,836)	—	(5,836)
Net income	—	—	—	—	—	14,550	10,264	24,814
Balance at September 30, 2025	48,654	$467	19,655	$—	$511,988	$34,099	$312,444	$858,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class B		Additional		Non-	Total
	Common Stock		Common Stock		Paid-in	Retained	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2023	30,448	$290	13,672	$—	$188,379	$17,314	$109,597	$315,580
Share repurchases and retirements	(1,108)	(11)	—	—	(7,031)	(858)	(233)	(8,133)
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Stock-based compensation	—	—	—	—	1,581	—	770	2,351
Grants of restricted stock, net of forfeitures	1,175	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,686	—	(1,692)	—
Vesting of performance-based restricted stock units	17	—	—	—	45	—	(45)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(182)	(2)	—	—	(1,515)	—	(22)	(1,539)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,648)	—	(3,648)
Net income	—	—	—	—	—	4,317	2,983	7,300
Balance at March 31, 2024	30,350	$283	13,672	$—	$182,723	$17,125	$109,717	$309,848
Stock-based compensation	—	—	—	—	1,905	—	919	2,824
Grants of restricted stock, net of forfeitures	(8)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	29	—	(29)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(31)	—	—	(31)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,641)	—	(3,641)
Net income	—	—	—	—	—	6,208	3,616	9,824
Balance at June 30, 2024	30,338	$283	13,672	$—	$184,626	$19,692	$112,582	$317,183
Issuance of Class B common stock and Solaris LLC units in connection with MER Acquisition	—	—	16,465	—	—	—	186,378	186,378
Transaction with non-controlling interest in connection with MER Acquisition	—	—	—	—	25,254	—	(25,254)	—
Net effect of deferred taxes related to issuance of Class B common stock in connection with MER Acquisition	—	—	—	—	(5,506)	—	—	(5,506)
Vesting of restricted stock	—	1	—	—	242	—	(243)	—
Grants of restricted stock, net of forfeitures	118	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(1)	—	—	—	(18)	—	—	(18)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,641)	(1,641)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(3,650)	—	(3,650)
Stock-based compensation	—	—	—	—	1,734	—	1,105	2,839
Net loss	—	—	—	—	—	(968)	(1,242)	(2,210)
Balance at September 30, 2024	30,455	$284	30,137	$—	$206,332	$15,074	$271,685	$493,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$61,911	$14,914
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,796	30,490
Stock-based compensation	17,475	7,549
Loss on debt extinguishment	—	4,085
Deferred income tax expense	12,343	3,194
Change in payables related to Tax Receivables Agreement	3,024	(39)
Other	1,553	1,743
Changes in assets and liabilities:
Accounts receivable	(52,594)	2,293
Accounts receivable - related party	—	(4,066)
Prepaid expenses and other assets	(3,831)	(1,874)
Inventories	(1,207)	(2,410)
Accounts payable	7,803	(1,681)
Accrued liabilities	7,814	(1,339)
Deferred revenue	1,793	(4,109)
Property tax contingency	—	(2,483)
Cash settlement of stock-based compensation	(3,713)	—
Net cash provided by operating activities	113,167	46,267
Cash flows from investing activities:
Business acquisition, net of cash acquired	(29,423)	(122,065)
Receivable from Sellers	—	(6,502)
Investment in property, plant and equipment and equipment held for lease	(392,256)	(61,768)
Short-term loan	(7,573)	(29,750)
Repayment of short-term loan	3,786	29,750
Other	3,389	386
Net cash used in investing activities	(422,077)	(189,949)
Cash flows from financing activities:
Share repurchases and retirements	—	(8,092)
Capital contributions from non-controlling interest in Stateline	86,023	—
Distributions to non-controlling interest unitholders	(10,294)	(4,923)
Dividends paid to Class A common stock shareholders	(15,390)	(10,939)
Payments under finance leases	(2,424)	(2,153)
Proceeds from issuance of insurance notes payable	4,535	3,553
Payments under insurance premium financing	(2,426)	(1,942)
Cancelled shares withheld for taxes from vesting of restricted stock	(10,470)	(1,588)
Payment of liabilities under Tax Receivable Agreement	(3,610)	—
Borrowings from debt financing and convertible notes	226,979	362,000
Repayments of debt financing	(4,063)	(67,000)
Payments of fees related to debt extinguishment	—	(3,976)
Payments of financing costs related to debt and convertible notes	(13,113)	(10,550)
Net cash provided by financing activities	255,747	254,390

Net (decrease) increase in cash, cash equivalents and restricted cash	(53,163)	110,708
Cash, cash equivalents and restricted cash at beginning of period	159,867	5,833
Cash, cash equivalents and restricted cash at end of period	$106,704	$116,541

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$273	$345
Capitalized stock-based compensation	493	465
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	21,558	2,073
Reclassification of assets held for sale to property, plant and equipment	—	3,000
Additions to property, plant, and equipment through finance leases	2,689	1,352
Issuance of common stock for business acquisition	19,280	186,378
Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	$19,638	$2,010
Interest received	3,758	766
Income taxes paid, net of refunds	950	520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

1.    Business and Basis of Presentation

Business

Solaris Energy Infrastructure, Inc. (referred to as the “Company,” “we,” “us,” “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries delivers power generation and distribution solutions, and logistics equipment and services, serving clients in the data center, energy, and other commercial and industrial sectors. The Company’s offerings include equipment for power generation and distribution. The Company also provides solutions for the management and logistics of raw materials used in oil and natural gas well completions. Headquartered in Houston, Texas, the Company serves multiple U.S. end markets, including energy, data centers, and other commercial and industrial sectors. The Company operates through two reportable business segments: Solaris Power Solutions and Solaris Logistics Solutions.

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

These consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

2.    Variable Interest Entities

On April 28, 2025, the Company formed Stateline Power, LLC (“Stateline”), a variable interest entity involving Solaris Power Solutions Stateline, LLC (“Stateline Power Solutions”), a newly formed, wholly owned subsidiary of Solaris Energy Infrastructure, LLC (“Solaris LLC”), and CTC Property LLC (“CTC”), a customer of the Company. Solaris LLC is a consolidated subsidiary of the Company.

Stateline was formed to provide off-grid power to CTC’s data center campus pursuant to a long-term equipment rental arrangement. In connection with the formation of Stateline, the Company contributed non-cash assets valued at $86.4 million, consisting primarily of progress payments on power generation equipment now owned by Stateline and pre-funded expenses, in exchange for a 50.1% equity interest in Stateline. CTC contributed $86.0 million in cash in exchange for the remaining 49.9% equity interest. CTC subsequently assigned its interest in Stateline to MZX Tech LLC (“MZX”). MZX is an affiliate of and under common control with CTC.

Concurrent with its formation, Stateline entered into (i) a management agreement with Solaris Power Solutions Stateline Operating, LLC (“Stateline Operator”), a wholly owned subsidiary of Solaris LLC, under which Stateline Operator manages Stateline’s day-to-day operations and administrative functions, (ii) a master equipment rental agreement (“Rental Agreement”) with CTC (subsequently assigned to MZX), under which Stateline will lease power generation equipment to MZX for use at its data center facility and (iii) a bill of sale, assignment and assumption agreement under which Solaris LLC assigned to Stateline certain purchase orders related to the equipment required to service the Rental Agreement.

The Rental Agreement lease commences upon completion of equipment deployment and commissioning activities. Accordingly, no rental revenue was recognized during the three and nine months ended September 30, 2025.

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

The Company, through Solaris LLC, is the primary beneficiary of Stateline because it has the power to direct the activities that most significantly impact Stateline’s economic performance, primarily from its control of Stateline Operator (which has broad authority over operations, budgeting, and expenditures) and the Company’s exclusive rights to manage and redeploy Stateline’s assets subject to certain conditions. Stateline’s governance structure includes a board with two representatives appointed by the Company and two by MZX, but the Company’s operational and asset management rights establish its power over the activities that most significantly affect Stateline’s economic performance. The Company also has the obligation to absorb losses or the right to receive benefits that could potentially be significant to Stateline. As a result, the Company consolidates Stateline’s financial position and results of operations in its condensed consolidated financial statements within the Solaris Power Solutions segment.

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

The Company has not provided any financial support to Stateline during the three and nine months ended September 30, 2025 that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. The Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million as of September 30, 2025.

The assets of Stateline can be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company or its other subsidiaries.

The following table summarizes Stateline’s assets and liabilities, included in the Company’s condensed consolidated balance sheet as of September 30, 2025.

September 30,
2025
Assets
Current assets:
Cash and cash equivalents	$40.5
Total current assets	40.5
Equipment held for lease	201.9
Other assets	5.0
Total assets	$247.4
Liabilities
Current liabilities:
Accounts payable	$0.6
Long-term debt, current portion	1.6
Total current liabilities	2.2
Long-term debt, net of current portion	69.6
Total liabilities	$71.8

3.    Business Segments

We report two distinct business segments. These segments differ by their revenue-generating activities and align with how our Chief Executive Officer, who is our chief operating decision maker (“CODM”), assesses operating performance and allocates resources.

Our reporting segments are:

●	Solaris Power Solutions – delivers power generation and distribution solutions. The segment’s offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure.
●	Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’ equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.

Our CODM evaluates the performance of our business segments and allocates resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.

In making resource allocation decisions, our CODM primarily considers budget-to-actual variances in Adjusted EBITDA on a monthly basis.

Summarized financial information by business segment is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Solaris Power Solutions	$104.9	$4.7	$229.9	$4.7
Solaris Logistics Solutions	61.9	70.3	212.6	212.1
Total revenues	$166.8	$75.0	$442.5	$216.8

Adjusted EBITDA
Solaris Power Solutions	$58.1	$3.1	$135.7	$3.1
Solaris Logistics Solutions	17.4	24.4	66.1	78.5
Total segment Adjusted EBITDA	$75.5	$27.5	$201.8	$81.6

Capital expenditures
Solaris Power Solutions	$61.2	$56.0	$386.8	$56.0
Solaris Logistics Solutions	1.5	1.7	5.2	5.5
Total segment capital expenditures	$62.7	$57.7	$392.0	$61.5
Corporate and other capital expenditures	0.1	—	0.3	0.3
Consolidated capital expenditures	$62.8	$57.7	$392.3	$61.8

The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total segment Adjusted EBITDA	$75.5	$27.5	$201.8	$81.6
Depreciation and amortization	(22.4)	(11.0)	(60.8)	(30.5)
Interest expense, net	(9.0)	(2.9)	(19.7)	(4.4)
Corporate and other expenses (1)	(7.6)	(5.3)	(26.4)	(15.9)
Stock-based compensation expense	(5.3)	(2.7)	(13.8)	(7.5)
Acquisition and transaction costs (2)	(0.3)	(3.1)	(2.1)	(3.9)
Change in Tax Receivable Agreement liability (3)	(3.0)	—	(3.0)	—
Loss on extinguishment of debt	—	(4.1)	—	(4.1)
Property tax contingency	—	—	—	2.5
Accrued property tax	—	—	—	1.8
Other (4)	1.0	(0.2)	(0.2)	(1.0)
Income before income tax expense	$28.9	$(1.8)	$75.8	$18.6
(1)	Corporate employee salaries and expenses, corporate headquarters rental, and legal and professional fees.
(2)	Costs incurred to affect our business acquisitions and establish Stateline, including legal fees related to debt amendments to incorporate provisions for the new entity.
(3)	Increase in liability due to state tax rate change.
(4)	Credit losses, the net effect of loss/gain on disposal of assets and lease terminations, and inventory write-offs.

Segment assets are presented below.

	September 30,	December 31,
	2025	2024
Segment assets:
Solaris Power Solutions	$1,058.2	$535.3
Solaris Logistics Solutions	348.3	371.7
Total segment assets (1)	$1,406.5	$907.0
Corporate and other assets (2)	160.6	215.9
Consolidated assets	$1,567.1	$1,122.9
(1)	Segment assets consist of accounts receivable, prepaid expenses, inventories, goodwill and long-lived assets.
(2)	Corporate and other assets consist of cash and cash equivalents (including restricted cash, if any), prepaid expenses, deferred tax assets and other assets.

Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions

Labor cost	$6.8	$11.6	$14.1	$34.9
Repairs and maintenance	3.5	3.4	11.3	9.4
Equipment rental (1)	26.8	—	53.0	—
Trucking and mobilizations (2)	—	26.6	—	94.1
Other segment items (3)	9.7	2.9	15.8	8.1
Total segment expenses	$46.8	$44.5	$94.2	$146.5

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions

Labor cost	$0.2	$12.2	$0.2	$37.1
Repairs and maintenance	0.2	4.1	0.2	11.2
Equipment rental (1)	0.7	—	0.7	—
Trucking and mobilizations (2)	—	26.9	—	76.7
Other segment items (3)	0.5	2.7	0.5	8.6
Total segment expenses	$1.6	$45.9	$1.6	$133.6
(1)	Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(2)	Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment.
(3)	Other segment items for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance and other costs, while those for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs.

4.    HVMVLV Acquisition

On August 15, 2025, we completed the acquisition of 100% of the outstanding equity interests in HVMVLV, LLC (“HVMVLV”), pursuant to a membership interest purchase agreement dated August 15, 2025 (the “HVMVLV Acquisition”). HVMVLV is a specialty provider of complex and fast-turnaround electrical control and distribution equipment, along with associated technical design and engineering services. The acquisition enhances our capabilities in power control and distribution solutions within the Solaris Power Solutions segment.

The HVMVLV Acquisition was accounted for using the acquisition method of accounting for business combinations. The fair value of the total purchase consideration transferred was $60.1 million, consisting of the following amounts:

Amount
Issuance of 696,028 Solaris LLC units and an equal number of Class B common stock shares (the "equity consideration")	$19.3
Settlement of pre-existing short-term loan receivable from HVMVLV	3.9
Initial cash consideration (net of initial working capital adjustments)	29.5
Cash paid for HVMVLV's closing cash balance	7.4
Fair value of total purchase consideration transferred	$60.1

The fair value of the equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $27.70 per share. Although not publicly traded, the Solaris LLC units are exchangeable on a one-for-one basis for shares of Class A common stock. Additionally, the Class B common stock possesses identical voting rights as the Class A common stock.

On April 3, 2025, the Company extended a short-term loan to HVMVLV with a principal amount of $7.6 million. By the closing date of the HVMVLV Acquisition, the loan receivable increased to $7.8 million due to accrued interest. Of this amount, $3.9 million was settled through a reduction of the equity consideration otherwise payable to the seller and the remaining $3.9 million was settled as a reduction of cash consideration payable at closing.

The net cash consideration for the acquisition was $29.5 million, after initial working capital adjustments. The Company has 90 days from the closing date to finalize the purchase price, including any post-closing working capital adjustments.

The table below outlines our preliminary allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values at the acquisition closing date.

Amount
Cash	$7.4
Accounts receivable	6.0
Prepaid expenses and other current assets	0.2
Equipment held for lease	45.7
Intangible assets - covenant not to compete	0.5
Other assets	0.1
Total assets acquired	$59.9

Accounts payable	$1.8
Accrued liabilities	0.5
Deferred tax liabilities	0.6
Total liabilities assumed	$2.9

Net assets acquired	57.0

Goodwill	$3.1

The fair value of the acquired equipment held for lease was determined using both cost and market approaches. The cost approach involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish fair market value. The fair value of the covenant not to compete was determined using the income approach, specifically the with-and-without method. This method estimates the present value of the incremental cash flows we expect to realize due to the existence of the covenant, measured as the difference between the projected cash flows of the acquired business with the covenant in place and those that would be expected absent such restrictions. The covenant not to compete is subject to amortization over its estimated useful life, which approximates its contractual terms.

Goodwill of $3.1 million, allocated to the Solaris Power Solutions segment, represents the excess of the purchase consideration over the fair value of identifiable net assets acquired and reflects the assembled workforce and expected growth opportunities from the acquisition. Of this amount, $1.6 million is deductible for tax purposes. Goodwill is not amortized but is tested for impairment annually, or more frequently if indicators of impairment arise.

Due to the timing of the HVMVLV Acquisition’s completion, the purchase price and related allocation are preliminary and may be revised. Adjustments could arise from changes to the purchase price, additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain identifiable assets acquired and liabilities assumed, contractual relationships, intangible assets, certain working capital items, and residual goodwill. These adjustments to the purchase price allocation could be significant. The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.

The Company incurred acquisition-related costs of $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. These costs primarily consisted of legal and consulting fees and are included in “other operating expense, net” in the condensed consolidated statement of operations.

The following table reflects pro forma revenues and net income for the three months and nine months ended September 30, 2025 and 2024, assuming the acquisition occurred on January 1, 2024. It also includes non-recurring pro forma adjustments to exclude the aforementioned acquisition-related costs. These unaudited pro forma amounts are not necessarily indicative of the actual results that would have been achieved during the periods presented, nor do they predict future performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$184.1	$81.3	$484.0	$232.0
Net income (loss)	$26.1	$(0.7)	$74.1	$18.9

For the three and nine months ended September 30, 2025, the condensed consolidated statements of operations included revenue of $4.6 million and pre-tax income of $2.5 million from the HVMVLV Acquisition.

5.    Summary of Significant Accounting Policies

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of information included in a reporting entity’s income tax disclosures through effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the potential effects of this ASU on its condensed consolidated financial statements but does not expect it to have a material impact.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU simplifies the Current Expected Losses model, including a practical expedient that allows entities to assume current economic conditions will remain stable over the life of the short-term accounts receivable and contract assets arising from revenue contracts under ASC 606, without the need to forecast future economic conditions. This standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the rules on capitalizing costs related to developing software for internal purposes, eliminating the use of specific project phases and introducing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This standard applies to fiscal years starting after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential effects of this ASU on its condensed consolidated financial statements.

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

(d) Restricted Cash

Restricted cash includes amounts that are limited in their use due to contractual agreements or are designated for specific purposes and are not readily available for general use. In our condensed consolidated balance sheets, we classify these amounts as restricted cash. As of December 31, 2024, our restricted cash was restricted for capital expenditures for on-order power generation assets. The restricted cash balance decreased to zero as of September 30, 2025, due to use of restricted cash funds for growth-related capital expenditures.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that total to the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$106.7	$114.3
Restricted cash	—	45.6
Cash and cash equivalents and restricted cash	$106.7	$159.9

(e) Accounts Receivable and Allowance for Credit Losses

Accounts receivable, which include trade receivables, unbilled revenue, and operating lease receivables, are stated at the net amount expected to be collected. We record accounts receivable at the invoice amount, plus accrued revenue that is not yet billed, less an estimated allowance for credit losses (for trade receivables) or uncollectible accounts (for operating lease receivables). Total unbilled revenue included in accounts receivable as of September 30, 2025 and December 31, 2024 was $7.6 million and $9.0 million, respectively.

Trade receivables are evaluated for impairment under ASC 326, Financial Instruments – Credit Losses, using the current expected credit losses (“CECL”) methodology. In determining the allowance for credit losses, we pool trade receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, we apply a case-by-case review on individual trade receivables when deemed appropriate. The expense associated with the provision for credit losses on trade receivables is recognized in other operating expenses in our condensed consolidated statements of operations. Accounts deemed uncollectible are written off against the allowance when our customers’ financial condition deteriorates, impairing their ability to make payments, such as upon customer bankruptcies. Subsequent recoveries, if any, are credited to the allowance.

Operating lease receivables, representing the right to receive lease payments under ASC 842, Leases, are assessed for collectability at lease commencement and reassessed throughout the lease term. When it is probable that substantially all lease payments will be collected, we recognize leasing revenue on a straight-line basis over the lease term. If collectability is not probable, we recognize leasing revenue on a cash basis and evaluate the receivables for impairment, recording an allowance for uncollectible amounts based on historical loss experience, current customer-specific conditions, and relevant economic factors. At lease inception, we typically collect the first and last month’s payments, which serve as collateral to mitigate credit risk. Based on this assessment and our historical experience, we maintain a general allowance for uncollectible operating lease receivables to reflect estimated probable losses over the lease term. This allowance is determined using aging analyses, specific reserves for at-risk leasing customers, and adjustments for macroeconomic trends, without incorporating forward-looking expected losses under CECL.

The following table presents activity related to our allowance for credit losses and uncollectible operating lease receivables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$1.1	$1.1	$1.3	$1.0
Provision for credit losses, net of recoveries	0.3	0.2	0.9	0.3
Provision for uncollectible operating lease receivables	0.1	—	0.1	—
Write-offs	—	—	(0.8)	—
Balance at end of period	$1.5	$1.3	$1.5	$1.3

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

We capitalize interest on borrowings to the extent they are incurred during the construction or acquisition period of qualifying assets in accordance with ASC 835-20, “Interest – Capitalization of Interest”. Qualifying assets are assets which require substantial period of time to get ready for its intended use, such as certain power generation equipment. The amount capitalized is based on the weighted-average expenditures incurred and applicable interest rates on specific or general borrowings. Capitalized interest is included in the cost basis of the related asset and is depreciated over the asset’s estimated useful life once the asset is substantially complete and ready for its intended use. Capitalization of interest ceases when the qualifying asset is substantially complete.

Useful Life
Equipment held for lease
Power Generation - Turbine	25 years
Power Generation - Turbine engine core	30,000 fired hours
Power Generation - Ancillary equipment	3 - 20 years
Power Control and Distribution equipment	15 years

Property, plant and equipment
Oil and gas logistics equipment	5 - 15 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 10 years
Vehicles	5 years
Buildings and leasehold improvements	15 years

Maintenance and repair costs are expensed as incurred. Expenditures that materially enhance the value or extend the useful life of the assets are capitalized. Upon sale or disposal, the asset’s cost and accumulated depreciation are removed from the balance sheet, with any resulting gain or loss recognized in operations.

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

Future minimum lease payments to be received under our long-term lessor arrangements as of September 30, 2025, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Future Minimum Lease Payments - As of September 30, 2025	Operating Leases
2025 (remainder of)	$35.3
2026	292.3
2027	215.2
2028	212.9
2029	212.9
Thereafter	473.3
$1,441.9

Disaggregation of Revenue

We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606, Revenues from Contracts with Customers, and leasing revenue recognized under ASC 842, Leases. The table below presents information on our disaggregated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Solaris Power Solutions
Service revenue	$22.5	$—	$46.5	$—
Leasing revenue	82.4	4.7	183.4	4.7
Solaris Logistics Solutions
Service revenue	61.9	70.3	212.6	212.1
Total revenue	$166.8	$75.0	$442.5	$216.8

For the three and nine months ended September 30, 2025, sublease income totaled to $38.1 million and $74.3 million, respectively, and is presented as leasing revenue in the condensed consolidated statement of operations.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2025	2024
Oil and gas logistics equipment	$455.9	$447.2
Logistics equipment in process	8.5	17.1
Vehicles	12.2	13.9
Machinery and equipment	8.7	6.4
Buildings	4.9	4.9
Computer hardware and software	4.9	4.6
Land	0.6	0.6
Furniture and fixtures	1.4	1.4
Property, plant and equipment, gross	$497.1	$496.1
Less: accumulated depreciation	(219.8)	(197.3)
Property, plant and equipment, net	$277.3	$298.8

Depreciation expense on property, plant, and equipment was $9.7 million and $9.4 million for the three months ended September 30, 2025 and 2024, respectively, and $28.4 million and $28.6 million for the nine months ended September 30, 2025 and 2024, respectively.

7.    Equipment Held for Lease

Equipment held for lease, used in the Company’s capacity as lessor, consists of the following:

	September 30,	December 31,
	2025	2024
Power Generation - Turbine	$316.8	$133.6
Power Generation - Turbine engine core	119.5	39.7
Power Generation - Ancillary equipment	29.8	19.0
Power Control and Distribution equipment	47.1	—
Construction in progress	278.3	153.6
Equipment held for lease, gross	$791.5	$345.9
Less: accumulated depreciation	(28.4)	(6.0)
Total equipment held for lease, net	$763.1	$339.9

Construction in progress includes deposits, progress payments, and accrued billings for turbines and other equipment that have not yet been delivered. Depreciation commences once the assets are placed in service or ready for their intended use. For the three months ended September 30, 2025, we incurred total interest cost of $13.5 million, of which $3.2 million was recognized as capitalized interest. For the nine months ended September 30, 2025, we incurred total interest cost of $33.5 million, of which $10.1 million was recognized as capitalized interest.

Depreciation expense on equipment held for lease was $9.8 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $23.2 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

4

8.    Intangible Assets

Identifiable intangible assets consist of the following.

		Accumulated	Net Book
	Gross	Amortization	Value
As of September 30, 2025:
Customer relationships	$66.0	$(10.1)	$55.9
Trademarks	8.0	(1.7)	6.3
Covenant not to compete	0.5	—	0.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.6	$(11.9)	$62.7

As of December 31, 2024:
Customer relationships	$66.0	$(2.0)	$64.0
Trademarks	8.0	(0.5)	7.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(2.6)	$71.5

Amortization expense on identifiable assets was $2.9 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $9.3 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.

9.    Accrued Liabilities

Accrued liabilities consist of the following.

	September 30,	December 31,
	2025	2024
Employee-related expenses	13.8	9.5
Selling, general and administrative	1.5	1.3
Operational cost accruals	9.6	9.8
Taxes payable	4.7	2.6
Interest payable	3.1	—
Accrued liabilities	$32.7	$23.2

10.    Debt

Below is an overview of our outstanding debt.

	September 30,	December 31,
	2025	2024
Term loan	$320.9	$325.0
Stateline term loan	72.0	—
Less: unamortized debt financing costs	(10.1)	(9.3)
Total debt, net of debt financing costs	382.8	315.7
Less: current portion of long-term debt	(17.9)	(8.1)
Long-term debt	$364.9	$307.6

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

Advances under the facility are permitted through March 31, 2027. As of September 30, 2025, an initial advance of $72.0 million had been drawn. Advances are initially evidenced by “interim notes,” which are subsequently converted into “converted notes” pursuant to the terms of the agreement.

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

The Stateline Term Loan includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, asset sales, and distributions. Beginning in the fiscal quarter ending March 31, 2027 (except as noted below), Stateline must comply quarterly with the following financial covenants (as defined in the Stateline Term Loan):

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

Debt financing costs of $5.8 million were incurred, with $0.8 million deducted from the initial advance’s carrying value to be amortized as interest expense over the term of the loan using the effective interest method. The remaining $5.0 million was deferred as other non-current assets to be allocated proportionally upon additional advances.

Interest expense recognized in connection with the Stateline Term Loan was $2.0 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, all of which was capitalized as part of the cost of qualifying assets under ASC 835-20, Interest. As of September 30, 2025, $1.6 million of the outstanding principal is classified as current debt in the condensed consolidated balance sheet.

The carrying amount of the Stateline Term Loan approximates its fair value as of September 30, 2025, due to its recent origination and variable interest rate that reflects current market conditions (Level 2 fair value measurement under ASC 820, Fair Value Measurement).

The table below includes the expected future principal maturities of the Stateline Term Loan as of September 30, 2025, based solely on the outstanding principal balance of $72.0 million and assumed conversion dates in 2026 and 2027 (actual maturities may vary based on timing of conversions and any prepayments). These estimates assume conversion in 2026 and early part of 2027 for the current advances, with principal repayments commencing thereafter over a 72-month term per converted note (80% amortized in equal monthly installments and 20% as a balloon payment at maturity). Future draws under the facility (up to an additional $446.5 million based on the estimated total commitment utilization) are not reflected in the table below, as they represent contingent future borrowings. The maturities of these future borrowings would follow a similar structure upon draw and conversion.

Payments of Debt Obligations Due by Period

As of September 30, 2025, the schedule of the repayment requirements of long-term debt and convertible notes is as follows:

Year Ending December 31,	Principal Repayments of Long-term Debt	Principal Repayments of 2030 Notes
2025 (remainder of)	$4.1	$—
2026	19.7	—
2027	25.6	—
2028	25.9	—
2029	277.6	—
Thereafter	40.0	155.0
Total future principal debt payments	$392.9	$155.0

The outstanding principal of $320.9 million associated with the secured term loan agreement (the “Term Loan”) was paid in full on October 8, 2025. Accordingly, the Term Loan remains included in the maturity schedule above, which reflects amounts outstanding as of September 30, 2025. Refer to Note 19. “Subsequent Events” for additional information regarding the payoff of the Term Loan.

11.    Convertible Notes

On May 2, 2025, the Company issued $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”) in an underwritten public offering, including the full exercise of a $20.0 million over-allotment option. The Company received net proceeds of $150.3 million, after deducting underwriting discounts and commissions of $4.7 million. Additional third-party issuance costs totaled $1.2 million. The Company used the net proceeds to purchase from Solaris LLC, its consolidated operating subsidiary, a subordinated convertible note of Solaris LLC with substantially similar economic terms as the 2030 Notes. Of the $155.0 million gross proceeds, $100.0 million was restricted for capital expenditures to support the growth of the Solaris Power Solutions segment, specifically for additional power generation equipment to support customer activity. As of September 30, 2025, the Company did not have a restricted cash balance due to use of restricted cash funds for growth-related capital expenditures.

The 2030 Notes are senior, unsecured obligations and bear interest at a rate of 4.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2025. The 2030 Notes mature on May 1, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

The 2030 Notes are convertible into shares of the Company’s Class A common stock at an initial conversion rate of 37.8896 shares per $1,000 principal amount, equivalent to a conversion price of approximately $26.39 per share. The initial conversion rate would result in approximately 5,872,888 shares if all 2030 Notes were converted at the initial rate. The conversion rate is subject to customary anti-dilution adjustments in certain events, including stock splits, stock dividends, distributions, and specified corporate transactions. Upon a Make-Whole Fundamental Change (as defined in the indenture governing the 2030 Notes (the “First Supplemental Indenture”)), the conversion rate may be increased for a limited period based on the trading price of the Class A common stock. The maximum increase to the conversion rate in such an event is 13.2612 shares per $1,000 principal amount, which results in up to approximately 2,055,486 additional shares if all 2030 Notes are converted during such period and fully settled in shares.

As of September 30, 2025, the conversion rate remained unchanged from the initial rate of 37.8896 shares per $1,000 principal amount.

Holders may convert their 2030 Notes prior to maturity under the following circumstances:

●	During any calendar quarter beginning after June 30, 2025, if the last reported sale price of the Class A common stock exceeds 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending in the prior quarter;
●	During the five business days following any 10 consecutive trading day period in which the trading price of the 2030 Notes is less than 98% of the product of the Class A common stock price and the conversion rate;
●	Upon the occurrence of certain specified corporate events, including specified distributions or a Fundamental Change (as defined in the First Supplemental Indenture);
●	At any time from February 1, 2030 through the second scheduled trading day immediately preceding the maturity date; or
●	At any time prior to the second business day before a redemption date, if the 2030 Notes are called for redemption.

The Company may not redeem the 2030 Notes prior to May 1, 2028. On or after that date, the Company may redeem all or a portion of the 2030 Notes for cash at par plus accrued and unpaid interest, provided that:

●	The last reported sale price of the Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date; and
●	The stock price condition is also satisfied on the trading day immediately preceding such notice date.

The redemption date must fall on or before the 25th scheduled trading day immediately preceding the maturity date. Partial redemptions are not permitted unless at least $100.0 million aggregate principal amount of 2030 Notes remains outstanding following such redemption. A redemption will also constitute a Make-Whole Fundamental Change, which may trigger an increase in the conversion rate. Holders may convert their 2030 Notes until the second business day before the redemption date. Upon conversion, the Company may elect to settle the 2030 Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the First Supplemental Indenture.

Under ASC 470-20, Debt with Conversion and Other Options, the Company accounted for the 2030 Notes as a single liability instrument, presented as convertible notes in the condensed consolidated balance sheet.

The total transaction costs, consisting of underwriting discounts and commissions and third party issue costs, were $5.9 million. These costs are presented as a direct deduction from the carrying amount of the convertible notes and are being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate is 5.6%.

A summary of the 2030 Notes interest expense, discount amortization, deferred debt issuance amortization, and capitalized interest for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest expense	$1.8	3.1
Discount amortization	0.2	0.3
Deferred debt issuance amortization	0.1	0.1
Less: capitalized interest	(0.4)	(1.6)
Total 2030 Notes interest expense	$1.7	$1.9

As of September 30, 2025, the components of the convertible notes were as follows:

September 30,
2025
Principal (par value)	$155.0
Unamortized debt discount and costs	(5.5)
Net carrying amount	$149.5

The fair value of the 2030 Notes was $280.1 million as of September 30, 2025 (Level 1 under ASC 820).

There are no principal repayments required prior to maturity in 2030.

12.    Fair Value Measurements and Financial Instruments

The Company’s financial assets and liabilities, as well as certain nonrecurring fair value measurements such as goodwill impairment and long-lived assets impairment, are measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:

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

As of September 30, 2025, cash and cash equivalents totaled $106.7 million (with no restricted cash outstanding). As of December 31, 2024, cash, cash equivalents and restricted cash totaled $159.9 million. These balances exceed the FDIC-insured limits in both periods. The Company monitors the creditworthiness of institutions.

The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2025, two customers accounted for 53% and 12% of our total accounts receivable. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.

13.    Equity and Non-controlling Interest

Dividends

In order to allow the Company to pay quarterly cash dividends to holders of its shares of Class A common stock, Solaris LLC paid distributions totaling $8.2 million and $5.3 million to all Solaris LLC unitholders in the three months ended September 30, 2025 and 2024, respectively. Of these amounts, $5.8 million and $3.7 million were paid to the Company in the three months ended September 30, 2025 and 2024, respectively, all of which was used by it to pay quarterly cash dividends to holders of its shares of Class A common stock. Solaris LLC paid distributions totaling $24.5 million and $15.9 million to all Solaris LLC unitholders in the nine months ended September 30, 2025 and 2024, respectively. Of these amounts, $15.4 million and $10.9 million were paid to the Company in the nine months ended September 30, 2025 and 2024, respectively. Additional pro-rata distributions to certain Solaris LLC unitholders (including the Company) amounting to $1.2 million were made in the nine months ended September 30, 2025 so that the Company could make payments owed by it under the Company’s Tax Receivable Agreement (as defined below). See Note 15. “Income Taxes” for further details on the Tax Receivable Agreement.

Non-controlling Interest

Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity in consolidated subsidiaries not attributable to the Company. As of September 30, 2025 and December 31, 2024, non-controlling interest consisted of the following:

	September 30,	December 31,
	2025	2024
Entity:
Solaris LLC	$226.0	$311.1
Stateline	86.4	—
Total	$312.4	$311.1

Exchange of Solaris LLC Units

During the nine months ended September 30, 2025, a total of 10,147,606 Solaris LLC units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled, resulting in an increase in the Company’s ownership interest in Solaris LLC.

14.    Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A shareholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of earnings per share, or EPS, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator (in millions)
Net income (loss) attributable to Solaris Energy Infrastructure, Inc.	$14.6	$(1.0)	$31.8	$9.6
Less: income attributable to participating securities (1)	(0.6)	(0.2)	(1.4)	(0.7)
Net income (loss) attributable to Class A shareholders - basic	$14.0	$(1.2)	$30.4	$8.9
Convertible notes interest charge, net of tax	1.4	—	1.5	—
Net income attributable to non-controlling interest (2)	—	—	—	4.2
Net income (loss) attributable to common stockholders - diluted	$15.4	$(1.2)	$31.9	$13.1

Denominator
Basic weighted average shares of Class A common stock outstanding - basic	43,770,158	28,376,993	39,282,686	28,432,907
Effect of dilutive performance-based restricted stock units	785,768	—	659,409	—
Effect of dilutive convertible notes	5,872,888	—	3,248,374	—
Effect of dilutive Class B common stock	—	—	—	14,813,689
Diluted weighted-average shares of Class A common stock outstanding - diluted	50,428,814	28,376,993	43,190,469	43,246,596

Earnings per share of Class A common stock - basic	$0.32	$(0.04)	$0.77	$0.31
Earnings per share of Class A common stock - diluted	$0.31	$(0.04)	$0.74	$0.30

(1)	The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.
(2)	The numerator for diluted earnings per share is adjusted under the if-converted method to include net income attributable to the non-controlling interest, calculated as its pre-tax income adjusted for a corporate effective tax rate of 22.0% for the nine months ended September 30, 2024.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class B common stock	22,326,940	17,072,306	26,410,799	—
Restricted stock awards	1,845,628	1,996,812	1,893,223	1,888,161
Performance-based restricted stock units	—	826,875	94,027	709,883
Stock options	—	6,605	—	6,605
Total	24,172,568	19,902,598	28,398,049	2,604,649

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance (i.e. bonus depreciation) on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. The most significant impact to the Company of the OBBBA is the permanent reinstatement of 100% bonus depreciation on qualified property. The impacts of OBBBA are reflected in our results for the quarter, and there was no material impact to our effective tax rate.

For the three months ended September 30, 2025 and 2024, we recognized a combined United States federal and state expense for income taxes of $4.1 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we recognized a combined United States federal and state expense for income taxes of $13.9 million and $3.7 million, respectively. The effective combined United States federal and state income tax rates were 14.1% and (26.3)% for the three months ended September 30, 2025 and 2024, respectively. The effective combined United States federal and state income tax rates were 18.4% and 19.7% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, our effective tax rate differed from the statutory rate primarily due to Solaris LLC’s treatment as a partnership for United States federal income tax purposes.

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

Payables Related to the Tax Receivable Agreement

On May 17, 2017, in connection with its initial public offering (“IPO”), the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of September 30, 2025, our liability under the Tax Receivable Agreement was $76.9 million, of which $1.8 million was current, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement.

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

16.  Concentrations

For the three months ended September 30, 2025, two customers accounted for 54% and 11% of the Company’s revenues. For the three months ended September 30, 2024, three customers accounted for 21%, 13% and 10% of the Company’s revenues. For the nine months ended September 30, 2025, two customers accounted for 46% and 12% of the Company’s revenues. For the nine months ended September 30, 2024, three customers accounted for 17%, 13% and 11% of the Company’s revenues. As of September 30, 2025, two customers accounted for 53% and 12% of the Company’s accounts receivable. As of December 31, 2024, two customers accounted for 33% and 18% of the Company’s accounts receivable.

For the three months ended September 30, 2025, two suppliers accounted for 33% and 23% of the Company’s total purchases. For the three months ended September 30, 2024, two suppliers accounted for 28% and 23% of the Company’s total purchases. For the nine months ended September 30, 2025, one supplier accounted for 47% of the Company’s total purchases. For the nine months ended September 30, 2024, three suppliers accounted for 17%, 14% and 10% of the Company’s total purchases. As of September 30, 2025, two suppliers accounted for 31% and 21% of the Company’s accounts payable. As of December 31, 2024, one supplier accounted for 39% of the Company’s accounts payable.

17.  Commitments and Contingencies

Litigation and Claims

In the normal course of business, the Company is subject to various claims, legal actions, contract negotiations and disputes. The Company accrues for losses when probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements other than the following.

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

On March 28, 2025, a purported stockholder of the Company filed a complaint in a putative class action lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, in the United States District Court for the Southern District of Texas. The complaint asserts claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act, alleging among other things that they made misleading statements and omissions relating to the acquisition of Mobile Energy Rentals, LLC (“MER” and such acquisition, the “MER Acquisition”). The complaint further alleges that these allegedly misleading statements and omissions were revealed in the Morpheus Research report regarding the Company issued on March 17, 2025, which the complaint alleges caused a decline in the Company’s stock price. The outcome of the lawsuit is uncertain, particularly because it is at its initial stages. However, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

On October 31, 2025, Yvens Saint-Phard, a purported stockholder of the Company, filed a derivative complaint putatively on behalf of the Company styled Yvens Saint-Phard v. William A. Zartler, et al., Case No. 4:25-cv-05225, in the United States District Court for the Southern District of Texas (the “Saint-Phard Lawsuit”). The complaint in the Saint-Phard Lawsuit largely repeats the allegations made in the Pirello lawsuit. The complaint asserts that the alleged conduct harmed the Company and brings claims against certain of the Company’s directors and officers for breach of fiduciary duty, unjust enrichment, and violations of Sections 10(b) and 20(a) of the Exchange Act.

Purchase Commitments

As of September 30, 2025, the Company has entered into material purchase commitments for power generation equipment driven by the growth of its Solaris Power Solutions segment. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on when the order is cancelled. As of September 30, 2025, the Company had the following purchase commitments, consisting of purchases of power generation equipment:

September 30,
2025

Short-term purchase commitments (due within the next 12 months)	$209.8
Long-term purchase commitments (remaining term extending beyond 12 months)
2025 expected payments	121.1
2026 expected payments	399.7
Long-term purchase commitments	$520.8
Total purchase commitments	$730.6

Purchase commitments include $450.4 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.

Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party of the Company, related to the rental of office space. The total future guarantee under the guarantee of lease agreement with Solaris Energy Management, LLC is $1.8 million as of September 30, 2025. Refer to Note 18. “Related Party Transactions” below for additional information regarding related party transactions recognized.

18. Related Party Transactions

The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Chief Executive Officer and Chairman of the Board. These costs include rent paid for office space, travel services and other administrative costs, included in selling, general and administrative costs and other operating expense in the condensed consolidated statement of operations. For the three months ended September 30, 2025 and 2024, Solaris LLC paid $0.1 million and $0.1 million, respectively, for these services. For the nine months ended September 30, 2025 and 2024, Solaris LLC paid $0.5 million and $0.3 million, respectively, for these services. As of September 30, 2025 and December 31, 2024, the Company included $0.1 million in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company included $0.1 million and $0.1 million, respectively, of accruals to related parties in accrued liabilities on the condensed consolidated balance sheet.

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

For the three and nine months ended September 30, 2024, the Company recognized service revenue of $6.0 million and $13.5 million, respectively, from services provided to THRC Affiliates.

As part of the MER Acquisition, the Company acquired a lease agreement for commercial real estate with KTR Management Company, LLC, which owns 20.9% of the outstanding shares of the Company’s Class B common stock, which also represents 6.0% of total voting shares as of September 30, 2025. As of September 30, 2025, the Company recognized an operating lease right-of-use asset of $0.2 million and a current operating lease liability of $0.2 million on the condensed consolidated balance sheets. As of December 31, 2024, the Company recognized an operating lease right-of-use asset of $0.3 million and an operating lease liability of $0.3 million, split between current and non-current portions, on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.2 million, respectively, of rental expense related to the commercial real estate lease, included in cost of services on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2025, the Company incurred $0.0 million and $0.3 million, respectively, of rental expense related to a short-term equipment rental and $0.0 million and $0.1 million, respectively, of fuel, utility and travel expenses from KTR Management Company, LLC, included in cost of leasing revenue on the condensed consolidated statement of operations. During the nine months ended September 30, 2025, the Company also purchased certain equipment from KTR Management Company, LLC for $2.0 million, included as property, plant and equipment, net on the condensed consolidated balance sheets. The equipment purchased was not marked up and represents the same amount the Company would have paid had the Company acquired the equipment directly.

In connection with the issuance of the 2030 Notes, BlackRock Portfolio Management LLC (“BlackRock”), a holder of in excess of 5% of our total outstanding shares of common stock, purchased an aggregate principal amount of $55.0 million at the price to the public. The Company’s audit committee approved BlackRock’s participation in the 2030 Notes offering on April 30, 2025.

In connection with the issuance of the 2031 Notes (as defined in Note 19. “Subsequent Events”), BlackRock purchased an aggregate principal amount of $120.0 million at the price to the public. The Company’s audit committee approved BlackRock’s participation in the 2031 Notes offering on October 6, 2025.

19. Subsequent Events

Debt Refinancing and Convertible Notes Issuance

On October 8, 2025, the Company completed a refinancing transaction in which it issued $747.5 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes were issued pursuant to an indenture, dated as of May 2, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a second supplemental indenture (the “Second Supplemental Indenture”), dated as of October 8, 2025, between the Company and the Trustee.

A portion of the net proceeds from the issuance of the 2031 Notes were used to repay in full the outstanding principal amount (plus accrued and unpaid interest and any make whole or other prepayment option) under the Term Loan and extinguish such Term Loan, which had a principal balance of $320.9 million as of September 30, 2025. The Company expects to recognize a loss on extinguishment of debt in the fourth quarter of 2025, primarily related to the write-off of unamortized debt issuance costs and original issue discount, and any prepayment penalties. The amount of the loss has not yet been finalized.

The 2031 Notes are senior, unsecured obligations that rank equally in right of payment with the Company’s existing and future senior, unsecured indebtedness (including the 2030 Notes) and bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on April 1 and October 1, beginning April 1, 2026, and mature on October 1, 2031, unless earlier repurchased, redeemed, or converted. Before July 1, 2031, holders may convert the 2031 Notes only upon the occurrence of certain events; from and after July 1, 2031, holders may convert their 2031 Notes at any time until the close of business on the second scheduled trading day immediately before maturity. Upon conversion, the Company will settle its obligations in cash, shares of its Class A common stock, or a combination thereof, at the Company’s election. The initial conversion rate is 17.4825 shares per $1,000 principal amount, representing an initial conversion price of approximately $57.20 per share of Class A common stock, subject to customary adjustments.

Beginning on October 2, 2028, the Company may redeem the 2031 Notes, in whole or in part, if the market price of its Class A common stock exceeds 130% of the then-applicable conversion price for a specified period. If certain Fundamental Change (as defined in the Second Supplemental Indenture) events (such as qualifying business combinations or de-listing events) occur, holders may require the Company to repurchase their 2031 Notes at par plus accrued interest. Calling the 2031 Notes for redemption or the occurrence of certain Fundamental Changes may, under specified conditions, result in an increase in the conversion rate for a limited period.

Concurrently with the pricing of the 2031 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped calls cover, subject to customary anti-dilution adjustments, the same number of shares initially underlying the 2031 Notes and are designed to reduce potential dilution to Class A common stock and/or offset cash payments the Company may make upon conversion of the 2031 Notes, subject to a cap price of $88.00 per share. The total cost of the capped call transactions was approximately $65.6 million. These transactions are separate from the 2031 Notes and do not affect holders’ rights under the Second Supplemental Indenture.

Additional Borrowings under Existing Stateline Term Loan Facility

On October 10, 2025, Stateline drew an additional $43.9 million under the Stateline Term Loan, increasing the total outstanding balance to $115.9 million. The proceeds were used to fund growth-related capital expenditures.

Subsequent Commitments

Subsequent to September 30, 2025, the Company entered into additional material purchase commitments for growth-related capital expenditures. The aggregate value of these new commitments totals $402.8 million, of which $195.4 million is expected to be settled within the subsequent 12 months. These commitments are expected to be funded through a combination of available cash, future operating cash flows, and borrowing under existing credit facilities.

Dividends

On November 3, 2025, the Board approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on December 18, 2025, to holders of record as of December 8, 2025. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

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

Executive Overview

We provide mobile and scalable equipment-based solutions for power generation and distribution and management of raw materials in oil and natural gas well completions. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including data center, energy, and other commercial and industrial sectors.

We operate through two reportable business segments:

●	Solaris Power Solutions: This segment delivers power generation and distribution solutions. Our offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure.
●	Solaris Logistics Solutions: This segment designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Our equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.

Recent Developments

HVMVLV Acquisition

On August 15, 2025, we acquired HVMVLV, LLC (“HVMVLV”), a specialty provider of power control and distribution solutions, including complex and fast-turnaround electrical control and distribution equipment along with associated technical design and engineering services. The acquisition expands the Company’s capabilities in power control and distribution solutions, enhancing its distributed power generation offerings within the Solaris Power Solutions segment. The results of HVMVLV’s operations have been included in our condensed consolidated financial statements from the acquisition date through September 30, 2025. For further details regarding the acquisition, refer to Note 4. “HVMVLV Acquisition” in the notes to our condensed consolidated financial statements.

2031 Notes

In October 2025, we issued $747.5 million aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering, which included the full exercise of a $97.5 million over-allotment option. We used a portion of the net proceeds from the issuance of the 2031 Notes to repay in full the outstanding principal amount (plus accrued and unpaid interest and any make whole or other prepayment option) under the existing secured term loan agreement (the “Term Loan”) and terminate such Term Loan. As a result, we expect to recognize a loss on the extinguishment of debt in the fourth quarter of 2025. The amount of such loss has not yet been finalized.

Refer to Note 19. “Subsequent Events” for additional information on the terms of the 2031 Notes and related capped call transactions.

Additional Borrowings under Stateline Term Loan

On October 10, 2025, Stateline drew an additional $43.9 million under the Stateline term loan facility, increasing the outstanding balance to $115.9 million. The proceeds were used to fund growth-related capital expenditures.

Market Trends and Outlook

In the third quarter, Solaris Power Solutions segment continued to grow significantly, reflecting returns on the capital investments the Company has made to grow its revenue and earnings contribution from providing power generation solutions. Solaris Power Solutions Revenue contributed 63% of Total Revenue and its Adjusted EBITDA contributed 77% of total segment Adjusted EBITDA. For the nine months ended September 30, 2025, Solaris Power Solutions contributed 52% of Total Revenue and 67% of total segment Adjusted EBITDA. Capital expenditures should continue to be heavily weighted towards Solaris Power Solutions as we intend to grow our capacity and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to continue to be the dominant segment in terms of Revenue and Adjusted EBITDA contribution.

Today, Solaris Power Solutions’ primary customers include a leading company in the artificial intelligence computing sector, as well as several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications.

Demand for Solaris Power Solutions is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure. This is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’ power offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based providers can service.

In November 2025, the Company ordered an additional approximately 500 megawatts (“MW”) of power generation equipment which it expects to be delivered by early 2028. The Company estimates its power generation capacity will now reach a total of approximately 2,200 MW by early 2028 based on expected deliveries. The majority of this capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to seven years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.

We expect total company capital expenditures remaining in 2025 of approximately $405 million on a consolidated basis, of which approximately $190 million should be incurred by Stateline. The majority of these capital expenditures are to support Solaris Power Solutions capital growth. Capital expenditures for Solaris Logistics Solutions represents less than $10 million of our total expected annual capital expenditures.

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

For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the third quarter of 2025, our fully utilized system count decreased 11% to 84 fully utilized systems from the second quarter of 2025, which was driven by lower levels of oilfield activity. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Revenues
Solaris Power Solutions	$104,939	$4,739	$100,200	$229,939	$4,739	$225,200
Solaris Logistics Solutions	61,904	70,279	(8,375)	212,564	212,055	509
Total revenues	$166,843	$75,018	$91,825	$442,503	$216,794	$225,709

Solaris Power Solutions. Revenues from Solaris Power Solutions were $104.9 million and $229.9 million in the three and nine months ended September 30, 2025, respectively. Revenues from Solaris Power Solutions were $4.7 million in the three and nine months ended September 30, 2024. The increase in revenues in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to a full period of contribution from Solaris Power Solutions following the creation of Solaris Power Solutions in the third quarter of 2024, along with increased MW capacity deployed. Deployed capacity increased to approximately 760 MW and 590 MW, respectively, in the three and nine months ended September 30, 2025, compared to approximately 150 MW in the three and nine months ended September 30, 2024.

Solaris Logistics Solutions. Revenues from Solaris Logistics Solutions decreased $8.4 million, or 12%, to $61.9 million in the three months ended September 30, 2025, compared to $70.3 million in the same period of 2024. This decrease was primarily due to a $4.7 million decrease in revenue from fully utilized systems, which decreased to 84 fully utilized systems in the three months ended September 30, 2025, compared to 91 fully utilized systems in the same period of 2024. In addition, revenue from last mile and ancillary services decreased $3.7 million, attributable to a mix impact on slightly higher last mile tonnage.

Revenues from Solaris Logistics Solutions remained relatively flat in the nine months ended September 30, 2025, increasing by $0.5 million to $212.6 million, compared to $212.1 million in the same period of 2024. The increase was primarily driven by a $9.5 million increase in revenue from last mile and ancillary services, attributable to higher last mile tonnage year-over-year. This growth was partially offset by a $9.0 million decrease in revenue from fully utilized systems, which decreased to 92 fully utilized systems in the nine months ended September 30, 2025, compared to 95 fully utilized systems in the same period of 2024.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$44,417	$1,276	$43,141	$89,194	$1,276	$87,918
Solaris Logistics Solutions	44,386	45,647	(1,261)	146,568	131,665	14,903
Total cost of revenue (exclusive of depreciation and amortization)	$88,803	$46,923	$41,880	$235,762	$132,941	$102,821

Solaris Power Solutions. Cost of revenue for Solaris Power Solutions was $44.4 million and $89.2 million in the three and nine months ended September 30, 2025, respectively. Cost of revenue for Solaris Power Solutions was $1.3 million in the three and nine months ended September 30, 2024. The increase in cost of revenue in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to a full period of contribution from Solaris Power Solutions following the creation of Solaris Power Solutions in the third quarter of 2024, along with increased megawatt activity.

Cost of revenue as a percentage of revenue for Solaris Power Solutions was 42% and 39% for the three and nine months ended September 30, 2025, respectively. Cost of revenue as a percentage of revenue for Solaris Power Solutions was 27% for the three and nine months ended September 30, 2024.

Solaris Logistics Solutions. Cost of revenue for Solaris Logistics Solutions decreased by $1.3 million, or 3%, to $44.4 million in the three months ended September 30, 2025, compared to $45.6 million in the same period of 2024. The decrease was primarily driven by a reduction in system costs in line with fewer systems utilized.

Cost of revenue as a percentage of revenue for Solaris Logistics Solutions was 72% and 65% for the three months ended September 30, 2025 and 2024, respectively.

Cost of revenue for Solaris Logistics Solutions increased by $14.9 million, or 11%, to $146.6 million in the nine months ended September 30, 2025, compared to $131.7 million in the same period of 2024. The increase was primarily driven by a $16.6 million increase in last mile and ancillary service costs, associated with higher last mile tonnage and a $1.8 million increase in systems costs due to the absence of the reversal of property taxes following a settlement with Brown County Appraisal District in the nine months ended September 30, 2024, discussed below in “Gain on Reversal of Property Tax Contingency”. This increase was partially offset by a $1.5 million reduction in system costs in line with fewer systems utilized.

Cost of revenue as a percentage of revenue for Solaris Logistics Solutions was 69% and 62% for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and Amortization

Depreciation and amortization increased by $11.4 million, or 103%, to $22.4 million in the three months ended September 30, 2025, compared to $11.0 million in the same period of 2024. Depreciation and amortization increased by $30.3 million, or 99%, to $60.8 million in the nine months ended September 30, 2025, compared to $30.5 million in the same period of 2024. This increase was primarily driven by the addition of depreciable assets associated with the Solaris Power Solutions segment placed in service in the three and nine months ended September 30, 2025.

Gain on Reversal of Property Tax Contingency

On June 14, 2024, we reached a settlement agreement with Brown County Appraisal District in Texas, following a favorable ruling by the Eastland Court of Appeals on April 18, 2024. As a result, in the three and nine months ended September 30, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was presented as gain on reversal of property tax contingency and $1.8 million reduced the costs of services in our condensed consolidated statements of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.7 million, or 77%, to $15.5 million in the three months ended September 30, 2025, compared to $8.8 million in the same period of 2024. The increase was primarily driven by a $5.7 million increase in salaries, wages and benefits resulting from an increase in average headcount, along with higher employee and office costs associated with supporting a larger workforce as our Solaris Power Solutions segment has expanded. Selling, general and administrative expenses increased by $20.7 million, or 83%, to $45.7 million in the nine months ended September 30, 2025, compared to $25.0 million in the same period of 2024. The increase was primarily driven by a $14.1 million increase in salaries, wages and benefits resulting from an increase in average headcount, as well as a $3.1 million increase in stock-based compensation expense related to the cash settlement of employee stock awards and higher employee and office costs associated with supporting a larger workforce as our Solaris Power Solutions segment has expanded.

Other Operating Expense, net

Other operating expense, net decreased by $0.8 million to $2.2 million in the three months ended September 30, 2025, compared to $3.0 million in the same period of 2024. The decrease was primarily due to lower transaction costs incurred and higher net gains on disposals of assets in the three months ended September 30, 2025, compared to the same period of 2024, partially offset by the $3.0 million increase in Tax Receivable Agreement liability recognized in the three months ended September 30, 2025. Other operating expense increased by $1.0 million to $4.7 million in the nine months ended September 30, 2025, compared to $3.7 million in the same period of 2024. The increase was primarily due to the $3.0 million increase in Tax Receivable liability recognized in the nine months ended September 30, 2025, partially offset by lower transaction costs incurred and higher net gains on disposals of assets during the nine months ended September 30, 2025, compared to the same period of 2024.

Interest Expense, net

Interest expense increased by $6.1 million to $9.0 million in the three months ended September 30, 2025, compared to $2.9 million in the same period of 2024. Interest expense increased by $15.3 million to $19.7 million in the nine months ended September 30, 2025, compared to $4.4 million in the same period of 2024. The increase was primarily due to higher borrowings outstanding along with higher effective interest rates in the three and nine months ended September 30, 2025, compared to the same periods of 2024.

Loss on debt extinguishment

Loss on debt extinguishment decreased by $4.1 million in the three and nine months ended September 30, 2025 compared to the same periods of 2024. The loss on debt extinguishment in the three and nine months ended September 30, 2024 related to the extinguishment of the senior secured bridge term loan facility and the prior revolving credit facility.

Provision for income taxes

During the three months ended September 30, 2025, we recognized a combined United States federal and state expense for income taxes of $4.1 million, an increase of $3.6 million as compared to the $0.5 million income tax expense we recognized during the same period in 2024. During the nine months ended September 30, 2025, we recognized a combined United States federal and state expense for income taxes of $13.9 million, an increase of $10.3 million as compared to the $3.7 million income tax expense we recognized during the same period in 2024. This change was attributable to changes in operating gains and mix of states where we operate. The effective combined United States federal and state income tax rates were 14.1% and (26.3)% for the three months ended September 30, 2025 and 2024, respectively. The effective combined United States federal and state income tax rates were 18.4% and 19.7% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differed from the statutory rate primarily due to Solaris Energy Infrastructure, LLC’s (“Solaris LLC”) treatment as a partnership for United States federal income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity include:

●	Cash flows from operations;
●	Borrowing availability under our revolving credit facility and Stateline’s term loan facility;
●	Proceeds from the issuance of 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”), with certain funds remaining as of September 30, 2025; and
●	Proceeds from the October 2025 issuance of the 2031 Notes.

We believe these sources will be sufficient to meet our short-term and long-term financial obligations, including existing purchase commitments and budgeted capital expenditures. While no assurance can be given, we may seek to issue additional securities through opportunistic capital markets transactions, depending upon market conditions and / or the availability of fleet growth opportunities, and / or enter into additional debt financing agreements.

Term Loan and Revolving Credit Facility

As of September 30, 2025, we had an outstanding principal balance of $320.9 million under our Term Loan. On October 8, 2025, we repaid the remaining Term Loan principal of $320.9 million in full using proceeds from the issuance of the 2031 Notes, thereby terminating the Term Loan and related interest obligations. Refer to Note 19. “Subsequent Events” in the notes to our condensed consolidated financial statements for details.

Our revolving credit facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and inventory, subject to customary reserves and adjustments. At our option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million, and up to $10.0 million is available for the issuance of letters of credit. As of September 30, 2025, no borrowings were outstanding, and available capacity under the borrowing base was approximately $62.6 million. We intend to use any future borrowings for working capital and general corporate purposes.

Convertible Senior Notes

On May 2, 2025, we issued $155.0 million aggregate principal amount of the 2030 Notes. The net proceeds were primarily allocated to support the growth of our Solaris Power Solutions segment, with a portion of the proceeds remaining available to enhance our overall liquidity. Interest payments on the 2030 Notes are estimated to total approximately $7.4 million over the subsequent 12 months, payable semi-annually beginning November 1, 2025.

In October 2025, we issued $747.5 million aggregate principal amount of the 2031 Notes. The net proceeds from the 2031 Notes were used, in part, to repay and terminate the Term Loan. The issuance of the 2031 Notes further enhanced our liquidity position and extended our debt maturity profile.

Further details regarding the terms of these notes are included in Note 11. “Convertible Notes” and Note 19. “Subsequent Events,” in the notes to our condensed consolidated financial statements.

Stateline Term Loan

As of September 30, 2025, Stateline had drawn an initial advance of $72.0 million under its delayed draw term loan facility out of the total estimated capacity of $518.5 million based on Stateline’s current capital plan. On October 10, 2025, Stateline drew an additional $43.9 million to fund growth-related capital expenditures, increasing the outstanding balance to $115.9 million. The remaining capacity of $402.6 million is expected to be drawn through 2026, depending on the timing of progress payments and equipment deliveries. This facility provides significant funding flexibility for Stateline’s capital needs. We estimate total interest payments over the next 12 months of approximately $7.3 million, based on the principal drawn as of September 30, 2025, which will increase with subsequent borrowings. See Note 10. “Debt” in the notes to our condensed consolidated financial statements for terms and repayment.

Capital Commitments

We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. Short-term purchase commitments as of September 30, 2025 due within the subsequent 12 months total $209.8 million. Long-term purchase commitments that extend beyond one year total $520.8 million, of which $121.1 million is scheduled to be fulfilled during the remainder of 2025, and the remaining $399.7 million is due in 2026.

These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.

Subsequent Commitments

Subsequent to September 30, 2025, the Company entered into additional purchase commitments totaling $402.8 million for growth-related capital expenditures. Of these commitments, $195.4 million is expected to be settled within the subsequent 12 months. These commitments are expected to be funded by cash, operating cash flows, and borrowings under existing credit facilities.

Liquidity Position

As of September 30, 2025, cash and cash equivalents totaled $106.7 million. We believe that our cash reserves, projected operating cash flows, revolver capacity, and Stateline term loan facility provide adequate liquidity to meet our obligations for the next 12 months and beyond.

The issuance of the 2031 Notes and $43.9 million Stateline term loan facility draw further strengthened liquidity. We expect these combined resources will be sufficient to fund debt service, dividend payments, capital expenditures and related purchase commitments, as well as to support future strategic initiatives.

Share Repurchase Program

The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended September 30, 2025, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of September 30, 2025, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Net cash provided by operating activities	$113,167	$46,267	$66,900
Net cash used in investing activities	(422,077)	(189,949)	(232,128)
Net cash provided by financing activities	255,747	254,390	1,357
Net change in cash	$(53,163)	$110,708	$(163,871)

Significant Sources and Uses of Cash Flows

Operating Activities. Net cash provided by operating activities increased to $113.2 million for the nine months ended September 30, 2025, compared to $46.3 million in the same period of 2024, representing an increase of $66.9 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment, which was established in the third quarter of 2024, and has rapidly expanded its contribution to our operating performance. Consequently, our net income, adjusted for non-cash items, increased by $95.2 million for the nine months ended September 30, 2025, compared to the prior comparable period. This increase was partially offset by a $24.6 million increase in working capital use to support higher sales volumes and expanded operations and $3.7 million cash settlement related to stock-based compensation.

Investing Activities. Net cash used in investing activities was $422.1 million for the nine months ended September 30, 2025, an increase from $189.9 million during the same period in 2024. The $232.1 million increase is mainly attributed to $386.8 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions and $29.4 million paid for the HVMVLV Acquisition in the nine months ended September 30, 2025, partially offset with $122.1 million spent on the MER Acquisition and $61.8 million of capital expenditures in the nine months ended September 30, 2024.

Financing Activities. For the nine months ended September 30, 2025, net cash provided by financing activities totaled $255.7 million. This amount primarily reflects $227.0 million borrowings from debt financing and $86.0 million capital contributions from non-controlling interest in Stateline, partially offset by $15.4 million in quarterly dividends to Class A common stock shareholders, $10.3 million in distributions to Solaris LLC unitholders, $13.1 million paid for debt financing costs, and $10.5 million paid for cancelled shares withheld for taxes from vesting of restricted stock. In comparison, net cash provided by financing activities was $254.4 million for the nine months ended September 30, 2024. This amount primarily reflects net debt financing proceeds of $295.0 million, partially offset by payments of $14.5 million on debt financing and debt extinguishment costs, $10.9 million in quarterly dividends to Class A common stock shareholders, $8.1 million on share repurchases, and $4.9 million in distributions to Solaris LLC unitholders.

Future Uses of Cash

Our significant cash commitments primarily relate to our capital expenditures under our power generation fleet growth program and debt service on our Stateline term loan facility. In addition, we are obligated to make semi-annual interest payments on the 2030 Notes and 2031 Notes, with the principal amount due at maturity in 2030 and 2031, respectively. At our election, the 2030 Notes and 2031 Notes may be settled in cash, shares of Class A common stock, or a combination of both.

Additional expected uses of cash include obligations under our Tax Receivable Agreement, scheduled payments under finance and operating lease agreements, insurance premium financing agreements, dividend payments, and other routine operating obligations.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As disclosed in Note 4. “HVMVLV Acquisition” included in the notes to unaudited condensed consolidated financial statements contained herein, we acquired HVMVLV on August 15, 2025, and its total revenues constituted approximately 3% of total revenues as shown on our unaudited condensed consolidated statements of operations for the three months ended September 30, 2025. HVMVLV’s total assets constituted approximately 4% of total assets as shown on our unaudited condensed consolidated balance sheets as of September 30, 2025. We excluded HVMVLV’s disclosure controls and procedures related to its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at HVMVLV.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuits by Masaba Inc., Mr. Stephen Pirello and Mr. Saint-Phard as discussed in detail in Note 17. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.

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

The U.S. government has announced baseline tariffs of 10% on products from virtually all foreign countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Additionally, tariffs have been placed on the importation of certain materials. As a result of the administration's trade policies, tariffs have increased and may increase our material input costs. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products, increased costs and delays in meeting our customers’ orders. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied. There remains much uncertainty regarding the full scope of tariffs, if they will be increased, decreased or eliminated altogether. In addition, certain legal challenges have been initiated against the Trump Administration’s ability to implement such tariffs with the success of such challenges uncertain as of this time. To the extent that such trade policies impact our supply chain, we may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.

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

We may be unable to raise the funds necessary to repurchase the 2030 Notes or 2031 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Notes or 2031 Notes, and our other indebtedness limits our ability to repurchase the 2030 Notes or 2031 Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2030 Notes or 2031 Notes, as applicable, following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2030 Notes or 2031 Notes, as applicable, to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes or 2031 Notes, as applicable, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or 2031 Notes, as applicable, or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or 2031 Notes, as applicable, or pay any cash amounts due upon their maturity or conversion. For example, we expect to fund payments due on the 2030 Notes and 2031 Notes, respectively, from corresponding payments due to us under the subordinated intercompany convertible note to be issued by Solaris LLC to us. Our revolving credit facility will prohibit Solaris LLC from making payments to us under the subordinated intercompany convertible note except to provide for regularly scheduled interest payments, provided no events of default exists under the revolving credit facility or would result therefrom, and except for certain other payments in equity interests. Accordingly, we may not have access to funds from Solaris LLC to repurchase the 2030 Notes or 2031 Notes, as applicable, for cash following a fundamental change or to pay any cash amounts due upon conversion of the 2030 Notes or 2031 Notes, as applicable. We may seek to obtain a waiver under the revolving credit facility to permit these payments, but we cannot assure you that we will be able to obtain such a waiver. Unless we exercise our option to settle conversions solely in shares, our failure to repurchase the 2030 Notes or 2031 Notes, as applicable, or to pay the cash amounts due upon their maturity or conversion when required will constitute a default under the indentures governing the 2030 Notes and 2031 Notes (the “Indentures”). A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes or 2031 Notes, as applicable.

The issuance of shares of our Class A common stock upon conversion of each of the 2030 Notes and 2031 Notes will dilute the ownership interests of our stockholders and could depress the trading price of our Class A common stock.

Upon conversion of each of the 2030 Notes and 2031 Notes, we will satisfy part or all of our conversion obligations in shares of our Class A common stock, unless we elect to settle conversions solely in cash. The issuance of shares of our Class A common stock upon conversion of each of the 2030 Notes and 2031 Notes will dilute the ownership interests of our stockholders, which could depress the trading price of our Class A common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our Class A common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our Class A common stock, which could place further downward pressure on the trading price of our Class A common stock.

Provisions in the indentures governing the 2030 Notes and 2031 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2030 Notes and 2031 Notes and each of the respective Indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in each of the Indentures), then investors of the 2030 Notes and 2031 Notes, as applicable, will have the right to require us to repurchase their 2030 Notes or 2031 Notes, as applicable, for cash. In addition, if a takeover constitutes a “Make-Whole Fundamental Change” (as defined in each of the Indentures), then we may be required to temporarily increase the conversion rate for the 2030 Notes or 2031 Notes, as applicable. In either case, and in other cases, our obligations under the 2030 Notes and 2031 Notes, as applicable and each of the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Class A common stock may view as favorable.

The conditional conversion feature of the 2030 Notes and 2031 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2030 Notes and 2031 Notes, respectively, is triggered, holders of such notes will be entitled to convert the 2030 Notes or 2031 Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their 2030 Notes or 2031 Notes, as applicable, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2030 Notes or 2031 Notes, as applicable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes or 2031 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for each of the 2030 Notes and 2031 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2030 Notes and 2031 Notes, as applicable, on our balance sheet, accruing interest expense for the 2030 Notes and 2031 Notes, as applicable, and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, we expect that the 2030 Notes and 2031 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Notes and 2031 Notes, as applicable, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of each of the 2030 Notes and 2031 Notes. As a result of this amortization, the interest expense that we expect to recognize for each of the 2030 Notes and 2031 Notes for accounting purposes will be greater than the cash interest payments we will pay on each of the 2030 Notes and 2031 Notes, which will result in lower reported income.

In addition, we expect that the shares of Class A common stock underlying each of the 2030 Notes and 2031 Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2030 Notes and 2031 Notes, respectively, were converted solely into shares of our Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of each of the 2030 Notes and 2031 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of each of the 2030 Notes and 2031 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Notes or 2031 Notes, as applicable, and could materially reduce our reported working capital.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

2030 Notes

As described in Note 11. “Convertible Notes” to our notes to our condensed consolidated financial statements contained herein, on May 2, 2025, we issued $155.0 million aggregate principal amount of the 2030 Notes. The 2030 Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3ASR (Reg. No. 333-286868), as supplemented by a preliminary prospectus supplement dated April 30, 2025, the pricing term sheet dated May 1, 2025, and a final prospectus supplement dated May 1, 2025.

Our shares of Class A common stock issuable upon conversion of the 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We do not intend to file a registration statement for the resale of the 2030 Notes or any shares of Class A common stock issuable upon conversion of the 2030 Notes. We anticipate any such future issuances will be made in accordance with Section 3(a)(9) under the Securities Act.

The initial conversion rate will be 37.8896 shares of Class A common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $26.39 per share of Class A common stock. The conversion rate will be subject to customary anti-dilution adjustments, including pursuant to customary “make-whole” provisions. The maximum conversion rate will be 51.1508 shares of Class A common stock per $1,000 principal amount of 2030 Notes, representing a minimal conversion price of approximately $19.55 per share, in each case subject to customary anti-dilution adjustments. The maximum number of shares of Class A common stock issuable upon conversion of the 2030 Notes is 7,928,374, subject to customary anti-dilution adjustments.

HVMVLV Acquisition

In connection with the Company’s acquisition of HVMVLV, on August 15, 2025, the Company issued 696,028 shares of Class B common stock, along with an equal number of Solaris LLC Units that are redeemable on a one-for-one basis for shares of the Company’s Class A common stock, as partial consideration for the acquisition.

The Company’s issuance of 696,028 shares of Class B common stock in connection with the HVMVLV Acquisition was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended September 30, 2025, and the average price paid per share:

			Total Number of
			Shares	Maximum Dollar
			Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	that May Yet be
	Shares	Paid Per	Announced	Purchased Under
Period	Purchased (1)	Share	Plan (2)	the Plan (2)
July 1 - July 31	—	$—	—	15,440,555
August 1 - August 31	7,427	28.87	—	15,440,555
September 1 - September 30	—	—	—	15,440,555
Total	7,427	$28.87	—

(1)	Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)	On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock.

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

(b) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3

Second Supplemental Indenture, dated as of October 8, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).

4.4

Form of 4.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 2, 2025).

4.5

Form of 0.25% Convertible Senior Note Due 2031 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).

Exhibit No.	Description
10.1*#

Third Amendment to Loan, Security and Guaranty Agreement, dated October 6, 2025, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC, Mobile Energy Rentals LLC, Solaris Energy Infrastructure, Inc., as Parent, certain of Parent’s subsidiaries as guarantors, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as agent for the Lenders.

10.2	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).

10.3	Indemnification Agreement (Amanda M. Brock) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 17, 2025).

31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

SOLARIS ENERGY INFRASTRUCTURE, INC.

November 6, 2025	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 6, 2025	By:	/s/ Amanda M. Brock
Amanda M. Brock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 6, 2025	By:	/s/ Kyle S. Ramachandran
Kyle S. Ramachandran
President and Chief Financial Officer
(Principal Financial Officer)