Form 10-K
period 2025-12-31
Solaris Energy Infrastructure, Inc.
filed 2026-02-27
CIK 1697500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38090
_________________________________________________________
SOLARIS ENERGY INFRASTRUCTURE, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

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
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	“SEI”	New York Stock Exchange
NYSE Texas, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2025: $959,438,489
As of February 19, 2026, the registrant had 53,115,995 shares of Class A common stock, $0.01 par value per share, and 15,350,605 shares of Class B common stock, $0.00 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Registrant’s 2026 Annual Meeting of Shareholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•the level of domestic spending and access to capital markets which we serve, namely (i) power generation and (ii) the oil and natural gas industry;
•uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;
•changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, and the impact of such policies on us, our customers and the global economic environment, including access to resources needed for our products and services;
•customer concentration, the potential for future consolidation amongst current or potential customers and the possibility that customers may not continue to outsource their power system needs, which could affect demand for our products and services, especially in the power generation industry;
•development of alternative power generation technologies or increased grid capacity that could reduce the demand for our products and services; ability to secure customer contracts and such ability’s impact on our revenue and operating results;
•developments and uncertainty in the global economy generally, and/or the energy, power and infrastructure sectors specifically, and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, including a potential increase in Venezuelan oil supply and any related impact on global oil prices and domestic oil productions, and therefore the demand for the services we provide and the commercial opportunities available to us;
•volatility in the political, legal and regulatory environments, including the impact of a prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future plans and opportunities;
•geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict, continued hostilities in the Middle East and U.S. intervention in Venezuela, which could each affect the stability and continued recovery of oil and gas markets;
•uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;

•the success of Stateline (as defined in Note 3. "Variable Interest Entities") and its impact on the financial condition and results of operations of our Solaris Power Solutions segment;
•inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;
•significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;
•technological advancements in well completion technologies and our ability to expand our product and service offerings;
•competitive conditions in our industry;
•inability to fully protect our intellectual property rights;
•actions taken by our customers, competitors and third-party operators;
•changes in the availability and cost of capital;
•our ability to successfully implement our business strategy;
•increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;
•the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;
•cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;
•the effects of pending and future litigation, including a federal securities lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, filed in the United States District Court for the Southern District of Texas;
•credit markets;
•business acquisitions;
•natural or man-made disasters and other external events that may disrupt our manufacturing operations;
•environmental and climate change regulations and policies, and the impact of such regulations and policies on us and our customers;
•the timing of regulatory proceedings and approvals, and the impact of such proceedings and approvals on us and our customers;
•health, safety and environmental risks;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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
Risks Related to Our Operations and Industry
•We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of our power generation offering and disruptions to the power supply to our customers.
•Distributed power generation services in some applications compete with access to the grid.
•We expect to face significant competition in the future as the distributed power industry evolves.
•Reliance upon a small number of large customers may adversely affect our revenue and operating results.
•We are subject to a number of risks associated with Stateline Power, LLC (“Stateline”).
•We face significant competition, as well as the prospect of further consolidation in the industry and amongst current and potential customers, either of which may impede our ability to gain market share or cause us to lose market share, or that could make adoption of new product offerings or services difficult.
•Our Power Solutions segment is dependent on our relationships with key suppliers to obtain equipment.
•Many of our power systems involve long sales cycles.
•Our customers may not continue to outsource their power system needs.
•The volatility of oil and natural gas prices may adversely affect the demand for our systems, products and services, and negatively impact our results of operations.
•Sustained levels of inflation and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
•Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
•Changes in the transportation industry, including the availability or reliability of transportation to supply our products and services, fluctuations in transportation costs, or changes in the way in which proppant or chemicals are transported to the well site, could impair the ability of our customers to take delivery of proppant or chemicals or make our products and services less attractive and thereby adversely impact our business.
•We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance. Alternatively, we may wish to grow through acquisitions but may fail to find suitable targets or execute such acquisitions which may adversely affect our performance.
•We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
•Our failure to protect our proprietary information and intellectual property rights, or any successful intellectual property challenges or infringement proceedings against us, could result in a loss in our competitive advantage or market share.
•Technological advancements in the products and technologies we provide could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
•We rely on a few key employees whose absence or loss could adversely affect our business.
•If we are unable to access the services of a sufficient number of skilled and qualified workers, or are required to significantly increase wages to attract or retain such workers, our capacity and profitability could be diminished and our growth potential could be impaired.
•Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.
Risks Related to Financial Condition
•Our business depends on domestic capital spending by the industries we service, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
•We may be adversely affected by uncertainty in the global financial markets or the deterioration of the financial condition, and resulting credit risk, of our customers.
•Our financing agreements subject us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our financing agreements.
•Our ability to use our NOL carryovers may be limited.

•We have incurred indebtedness in connection with the operation of the Company, and may incur additional indebtedness in the future, and such indebtedness may limit our operating or financial flexibility and could subject us to potential defaults under the applicable financing agreements.
Risks Related to Regulatory Matters
•Laws, regulations, executive orders and other regulatory initiatives relating to hydraulic fracturing could increase our and our customers’ costs of doing business and result in restrictions, delays or cancellations that may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our business, results of operations and financial condition.
•We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
•Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
•Increased attention to sustainability matters may impact our business.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our operating results and cash flows.
Risks Related to our Class A Common Stock
•Solaris Inc. is a holding company. Solaris Inc.’s sole material asset is its equity interest in Solaris LLC, and Solaris Inc. is accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.
•Our stock price could be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
•We may be subject to short selling strategies and are party to various proceedings and claims related thereto from time to time.
•Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
•We may be unable to raise the funds necessary to repurchase the 2030 Notes or 2031 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Notes or 2031 Notes, and our other indebtedness limits our ability to repurchase the 2030 Notes or 2031 Notes or to pay any cash amounts due upon their maturity or conversion.
•The issuance of shares of our Class A common stock upon conversion of each of the 2030 Notes and 2031 Notes will dilute the ownership interests of our stockholders and could depress the trading price of our Class A common stock.
•Provisions in the indentures governing the 2030 Notes and 2031 Notes could delay or prevent an otherwise beneficial takeover of us.
•The conditional conversion feature of the 2030 Notes and 2031 Notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for each of the 2030 Notes and 2031 Notes could adversely affect our reported financial condition and results.
•Holders of our Class A common stock may not receive dividends on our Class A common stock.
•Our principal stockholders collectively hold a significant amount of the voting power of our common stock.
•Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.
•Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may or may not compete with us and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
•Solaris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.
•In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Solaris Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

PART I
You should read this entire report carefully, including the risks described under Part I, Item 1A. “Risk Factors” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “Solaris,” “we,” “us” and “our” refer to Solaris Energy Infrastructure, Inc. (“Solaris Inc.”) and its consolidated subsidiaries, including Solaris Energy Infrastructure, LLC (“Solaris LLC”), our operating subsidiary.
Item 1.    Business
Our Company
We provide modular and scalable equipment-based solutions for power generation, control and distribution, and the management of raw materials in oil and natural gas well completions. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including data center, energy, and other commercial and industrial sectors.
We operate through two reportable business segments:
•Solaris Power Solutions: This segment delivers power generation, control, and distribution solutions. Our offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure, including power control and distribution capabilities.
•Solaris Logistics Solutions: This segment designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Our equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.
Our Properties
We own or lease various facilities, including our corporate headquarters in Houston, Texas, and the following segment-specific facilities:
Solaris Power Solutions. Repair and maintenance facility in Buffalo, Texas, and storage and yard facilities in Southaven, Mississippi, Memphis, Tennessee, and Hobbs, New Mexico; and
Solaris Logistics Solutions. Repair and maintenance facility in Monahans, Texas, and a manufacturing facility in Early, Texas.
Suppliers
Solaris Power Solutions. As part of the acquisition of Mobile Energy Rentals, LLC (“MER” and such acquisition, the “MER Acquisition”), we obtained access to a long-standing relationship with a leading supplier of distributed power generation equipment. This supplier provides a significant portion of the equipment used in this segment’s operations. While recent commercial dialogue with this supplier remains strong, as evidenced by our numerous significant purchase orders placed with this supplier, there is risk that we may not be able to secure additional supply of power generation capacity in a timely or cost-effective manner. While we believe that viable market alternatives to this vendor exist, there is no guarantee that we would not be exposed to supply chain shortages or price increases in the future.
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
Our Customers and Contracts
Solaris Power Solutions. Revenue in this segment is currently significantly dependent on a single data center customer, which made up 88% and 96%, respectively, of total segment revenue for the years ended December 31, 2025 and December 31, 2024.
In 2025, we entered into a long-term commercial arrangement with this customer to provide up to approximately 900 megawatts of power generation capacity to support its data center. The commercial contract has an initial term of seven years. Revenue under this arrangement is expected to commence in 2026. In connection with this arrangement, we and the customer formed Stateline Power, LLC, which is owned 50.1% by us and 49.9% by the customer.
During the first quarter of 2026, we entered into a rental agreement with an affiliate of an investment grade, global technology company and industry leader in the evolving artificial intelligence computer space to provide over 500 megawatts of power generation equipment to support the customer’s power demand for artificial intelligence computing needs at its data center. The agreement’s initial term of ten years is expected to commence in 2027.
Solaris Logistics Solutions. The customer base within this segment primarily consists of major exploration and production (“E&P”) companies, as well as oilfield services companies. We typically engage with our customers through Master Service Agreements (“MSAs”), which outline the key terms of our arrangements. Individual work orders, which define the scope and specific service to be performed, are issued under the framework of these MSAs. For the years ended December 31, 2025 and 2024, one customer accounted for 28% and 20%, respectively, of total revenue in this segment. Additionally, another customer represented 12% and 13% of total revenue in this segment for the same periods.
Competition
Solaris Power Solutions. The majority of the distributed energy we provide occurs off-grid or “behind-the-meter” and is often seen as an alternative to grid-based power when grid access is either unavailable, delayed or viewed as unreliable. Behind-the-meter power can also be viewed by some customers as a compliment to the grid as it can provide a diversified energy source and an extra layer of backup once grid connection is received. Therefore, our primary competition for our offering is the electricity grid, but we can also work in conjunction with the grid. There are also numerous other distributed energy companies that offer both similar and different technologies. Each customer’s application can favor one technology over another, so not all technologies or companies are in direct competition, and as is the case with grid power, can even be complimentary offerings. The majority of distributed energy companies today are privately held, and competition tends to be very fragmented at smaller generator sizes. Only a few companies have similar capabilities as Solaris to provide an integrated distributed power solution on large, behind-the meter power applications.
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
For a discussion of the impact of weather on our operations, please see Part I, Item 1A. “Risk Factors—Our business is subject to inherent risks some of which are beyond our control, such as disasters and extreme or seasonal weather events or workforce matters. These risks may be self-insured or may not be fully covered under our insurance policies.”

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
As of December 31, 2025, we employed 468 employees overall. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
Environmental and Occupational Health and Safety Regulations
Our business operations are subject to stringent federal, tribal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued thereunder. We may be required to undertake difficult and costly actions, including as a result of any governmental enforcement actions, which could include the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we provide products and services. These laws and regulations may also, among other things, require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.
The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
(1)the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
(2)the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters, including wetlands, and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

(3)the Oil Pollution Act of 1990, which, among other things, subjects owners and operators of onshore facilities to liability for removal costs and damages arising from an oil spill in waters of the United States;
(4)the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
(5)the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
(6)the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
(7)the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;
(8)the Endangered Species Act, which restricts activities that may affect existing or previously unidentified federally listed endangered and threatened species or their habitats by the implementation of new or existing operating restrictions or a temporary, seasonal, or permanent ban in affected areas; and
(9)the U.S. Department of Transportation (“DOT”) regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.
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
(1)Hydraulic Fracturing. At the federal level, the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. Notwithstanding these legal developments, new laws or regulations or administrative and policy initiatives could be adopted that have the effect of restricting hydraulic fracturing activities generally, or those occurring on federal lands. For example, Congress has, from time to time, legislated changes to the fiscal terms and bonding requirements of federal oil and gas leases. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of hydraulic fracturing activities. Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supplies.
(2)Induced Seismicity. In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. In response to these concerns, regulators in some of the states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. Moreover, states may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events, as was the case in recent years in the Permian Basin of Texas and has been the case over the past several years in central Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
(3)National Ambient Air Quality Standards. The EPA is required by the CAA to set National Ambient Air Quality Standards (“NAAQS”) for six principle pollutants that are considered harmful to public health. Whether the air quality in a particular region is in “attainment” with NAAQS impacts the stringency of certain air quality regulations in that area. From time to time, the EPA considers revisions to the NAAQS and States reassess the attainment status of counties within their borders. For example, the EPA recently revised the NAAQS for particulate matter of 2.5 micrometers or less in size and is currently reviewing the NAAQS for ground-level ozone. State implementation of revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.
(4)Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but certain federal laws, like the Inflation Reduction Act of 2022 (the “IRA”), have been enacted to advance climate-related initiatives and provide significant financial support for alternative or lower GHG-emitting energy production. While many of the IRA’s provisions were repealed or otherwise modified following the change in presidential administrations and the enactment of the One Big Beautiful Bill Act (“OBBBA”) in 2025, any similar or future climate-related legislation could increase costs within the oil and gas industry accelerate a transition away from fossil fuels, which in turn could reduce demand for our services. There also continues to be uncertainty surrounding the federal regulation of GHG emissions. Following findings that GHGs endanger public health and the environment, the EPA has adopted regulations related to the permitting, reduction, and monitoring of GHG emissions. For example, EPA recently adopted enhanced performance standards for the reduction of methane emissions from the upstream oil and gas sector. However, federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several presidential administrations. The current Trump Administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and, in February 2026, promulgated a final rule repealing the EPA’s “Endangerment Finding,” which underpins most of EPA’s GHG-related rules. Whether or how such policies and the EPA’s rescission of its “Endangerment Finding” will be implemented and if they survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulation, cannot be predicted at this time. In the absence of federal climate legislation, various states and groups of states have adopted or are considering adopting climate-related legislation, regulations or other policy initiatives that include GHG cap and trade programs, disclosure and reporting requirements, carbon taxes, superfund-style cost recovery funds, and direct restrictions of GHG emissions. State, regional, and local governments may also elect to continue to participate in international climate change initiatives, despite the Trump Administration withdrawing the United States from such initiatives, including the Paris Agreement, the United States’ withdrawal from which was finalized in January 2026. These federal and state regulatory regimes and any new or emerging initiatives could have the effect of increasing our or our customers’ costs of compliance and adversely impact our financial performance.
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
Finally, increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets or those of our customers, and thus could have an adverse effect on our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
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
Intellectual Property
We continuously seek to innovate our product and service offerings to improve our operations and deliver increased value to our customers, and our software team is constantly designing and building increased software capabilities to enable efficient supply chain planning and management for our customers. As such, we seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights. We believe our patents, trademarks, and other protections for our proprietary technologies are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.

As of December 31, 2025, we had eleven issued patents in the United States, nine corollary patents issued in Canada and four corollary patents issued in Mexico; two pending utility patent application in the United States, two in Canada, and two in Mexico. Each patent and patent application relates to our systems, services and other technologies. Our issued patents expire between 2032 and 2044, provided all of the maintenance fees are paid. We cannot make any assurances that any of our currently pending patent applications will result in the issuance of a granted patent, or whether the examination process will require us to narrow the present claims. Additionally, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.
Available Information
We are required to file any annual, quarterly and current reports, proxy statements and certain other information with the SEC.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report, can be downloaded from the SEC’s website.
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
Board of Directors and Executive Officers
Set forth below are the name, age and business experience of the board of directors (the “Board”) of the Company as of February 26, 2026.
William A. Zartler, 60, is our Chairman and has served as a member of the Board since February 2017 and a manager of our predecessor since October 2014. Mr. Zartler was appointed Chief Executive Officer by the Board in July 2018 and currently serves as our Co-Chief Executive Officer. Mr. Zartler founded Loadcraft Site Services, LLC and served as its Executive Chairman from February 2014 to September 2014. Mr. Zartler served as our predecessor’s Chief Executive Officer and Chairman from October 2014 through our initial public offering in May 2017. Mr. Zartler also served as Executive Chairman of Aris Water Solutions, Inc. (formerly NYSE: ARIS) (“Aris”) from the company’s initial public offering in October 2021 until its acquisition by Western Midstream Partners, LP (NYSE: WES) in October 2025. Mr. Zartler previously served as Chairman and Chief Executive Officer of the predecessor to Aris from its inception in 2014 through its initial public offering in October 2021. Mr. Zartler has extensive experience in both energy industry investing and managing growth businesses. Prior to founding our predecessor, in January 2013, Mr. Zartler founded Solaris Energy Capital, LLC, a private investment firm focused on investing in and managing emerging, high growth potential businesses primarily in midstream energy and oilfield services, including Solaris LLC, and Mr. Zartler continues to serve as the sole member and a manager of Solaris Energy Capital, LLC, a related party of the Company. Prior to founding Solaris Energy Capital, LLC, Mr. Zartler was a founder and Managing Partner of Denham Capital Management (“Denham”), a $7 billion global energy and commodities private equity firm, from its inception in 2004 to January 2013. Mr. Zartler led Denham’s global investing activity in the midstream and oilfield services sectors and served on the firm’s Investment and Executive Committees. Previously, Mr. Zartler held the role of Senior Vice President and General Manager at Dynegy Inc., building and managing the natural gas liquids business. Mr. Zartler also served as a director of the general partner of NGL Partners LP (NYSE: NGL) from its inception in September 2012 to August 2013. Mr. Zartler began his career at Dow Hydrocarbons and Resources. Mr. Zartler received a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin and a Master of Business Administration from Texas A&M University. Mr. Zartler serves on the Engineering Advisory Board of the Cockrell School of Engineering at the University of Texas at Austin.
Laurie H. Argo, 53, has served as a member of the Board since March 2022 and currently serves as a member of our Audit and Compensation Committees and as Chairperson of our Nominating and Governance Committee. Since March 2023, Ms. Argo has served on the board of directors of Viper Energy, Inc. (NASDAQ: VNOM) (“Viper”) (prior to Viper’s conversion from a limited partnership to a corporation, Ms. Argo served on the board of the general partner). Previously, Ms. Argo served on the board of the general partner of Rattler Midstream LP (f/k/a NASDAQ: RTLR) (“Rattler”) where she served as a member on both the Audit and Conflicts Committees, from May 2019 until August 2023, at which time

Rattler was acquired by Diamondback Energy, Inc. (NASDAQ: FANG). From August 2018 through June 2021, Ms. Argo served as a director on the board of EVRAZ plc, a multinational, vertically integrated steel making and mining company, and was a member of both its Audit and Remuneration Committees. Since October 2017, Ms. Argo has performed consulting services for clients within the energy industry. From January 2015 until September 2017, Ms. Argo served as Senior Vice President of Enterprise Products Holdings LLC, the general partner of Enterprise Products Partners L.P. (NYSE: EPD) (“Enterprise LP”), a midstream natural gas and crude oil pipeline company. From October 2014 to February 2015, Ms. Argo served as President and Chief Executive Officer of OTLP GP, LLC, the general partner of Oiltanking Partners, L.P., an affiliate of Enterprise LP. From January 2014 to January 2015, Ms. Argo was Vice President, NGL Fractionation, Storage and Unregulated Pipelines of Enterprise LP. From 2005 to January 2014, Ms. Argo held various positions in the NGL and Natural Gas Processing businesses for Enterprise LP, where her responsibilities included the commercial and financial management of four joint venture companies. From 2001 to 2004, Ms. Argo worked for San Diego Gas and Electric Company in San Diego, California. From 1997 to 2000, Ms. Argo worked for PG&E Gas Transmission, a subsidiary of PG&E Corporation (NYSE: PCG), in Houston, Texas. Ms. Argo earned a Master of Business Administration from National University in La Jolla, California and graduated from St. Edward’s University in Austin, Texas with a degree in accounting. Ms. Argo has over 25 years of experience in the energy industry and maintains multiple organizational memberships including the National Association of Corporate Directors (“NACD”).
Amanda M. Brock, 65, has served as our Co-Chief Executive Officer and a member of the Board since October 2025. Prior to joining the Company, Ms. Brock served as President and Chief Executive Officer of Aris from September 2021 until October 2025. Ms. Brock joined Aris’s predecessor in 2017 as the Senior Commercial Advisor and assumed the President and Chief Operating Officer positions in September 2020 and July 2018, respectively. Ms. Brock also served as Chief Commercial Officer of Aris’s predecessor from February 2018 to September 2020. Ms. Brock served as a Director of Aris from December 2020 until October 2025. Ms. Brock has spent her career focused on the global water, power and energy sectors. Before joining Aris’s predecessor, Ms. Brock was Chief Executive Officer of Water Standard, a water treatment company focused on desalination and produced water treatment and recycling in both the upstream and downstream energy industry, from 2009 to 2017. Previously, Ms. Brock was President of the Americas for Azurix and was responsible for developing water infrastructure and services in the Americas. Ms. Brock has served on the board of Coterra Energy Inc. (NYSE: CTRA) (formerly Cabot Oil & Gas Corporation) since 2017. Ms. Brock served on the board of Macquarie Infrastructure Holdings, LLC (formerly Macquarie Infrastructure Corporation) (formerly NYSE: MIC) from August 2018 until June 2022. Ms. Brock is also on the Executive Committee and is the chair of the Texas Business Hall of Fame. She previously served on the Board of Trustees of LSU Law School and the Texas Water Commission. She completed her undergraduate degree in South Africa and earned her law degree at Louisiana State University, where she was a member of the Law Review, and began her career as a lawyer at Vinson & Elkins LLP. Ms. Brock was previously named one of the Top 10 Women in Energy by the Houston Chronicle and in 2016, one of the Top 25 in water globally by Water and Wastewater International. In 2020, Ms. Brock was named one of the Top 25 Influential Women in Energy by Hart Magazine.
James R. Burke, 88, has served as a member of the Board since May 2017 and currently serves as a member of our Nominating and Governance Committee. Mr. Burke also served as a manager of our predecessor from October 2014 to May 2017. From July 2013 to January 2018, Mr. Burke served on the board of Centurion, a private equity sponsored oilfield services company based in Aberdeen, Scotland. Mr. Burke served as the Chief Executive Officer and President of Forum Energy Technologies (“Forum”) from May 2005 to October 2007 and as Chairman of Forum from 2007 to 2010. Mr. Burke retired from his position as Chairman of Forum in 2010, subsequent to which he evaluated potential opportunities prior to becoming a director of Centurion. Prior to joining Forum, Mr. Burke served as Chief Executive Officer of Access Oil Tools Inc. (“Access”) from April 2000 to May 2005. Before joining Access, Mr. Burke held various positions with Weatherford International Ltd. (“Weatherford”) from January 1991 to August 1999, including Executive Vice President responsible for all manufacturing operations and engineering at its Compressor Division. Prior to joining Weatherford, Mr. Burke was employed by Cameron Iron Works (“Cameron”) from 1967 to 1989, where he held positions of increasing seniority, including Vice President of Cameron’s Ball Valve division. Mr. Burke holds a Bachelor of Science in Electrical Engineering from University College, Dublin, Ireland, and a Master of Business Administration from Harvard University.
Cynthia M. Durrett, 61, has served as a member of the Board since March 2019 and as our Chief Administrative Officer since March 2017. Ms. Durrett was previously our Vice President of Business Operations from October 2014 to February 2017 and the Vice President of Business Operations of Solaris Energy Capital, LLC, a related party of the Company, from October 2013 to September 2014. From July 2013 to September 2013, Ms. Durrett served as an independent consultant in the proppant industry. From 2007 to June 2013, Ms. Durrett was the Director of Business Planning and Capital Projects for Cadre Proppants. Ms. Durrett previously served as Managing Director of Dynegy Midstream Services, where she provided leadership to several sectors of the organization including information technology, regulated energy delivery, natural gas liquids and midstream. Ms. Durrett began her career at Ferrell North America, where she managed operations for the energy commodities trading business, including natural gas liquids and refined products. Ms. Durrett received a Bachelor of Science in Business Administration from Park University in Kansas City, Missouri, where she graduated with distinction.
Edgar R. Giesinger, 69, has served as a member of the Board since May 2017 and currently serves as a member of our Nominating and Governance Committee and as Chairman of our Audit Committee. Mr. Giesinger retired as a managing partner from KPMG LLP in 2015. Since November 2015, Mr. Giesinger has served on the board of directors of Geospace Technologies Corporation (NASDAQ: GEOS), a publicly traded company primarily involved in the design and manufacture of instruments and equipment utilized in oil and gas industries. Mr. Giesinger also serves on the board of directors of Mach Natural Resources LP (NYSE: MNR), a publicly traded limited partnership involved in upstream oil and gas operations. Mr. Giesinger served on the board of directors of Newfield Exploration Company, a publicly traded crude oil and natural gas exploration and production company, from August 2017 until February 2019 when it was sold to Encana Corporation. He has over 35 years of accounting and finance experience working mainly with publicly traded corporations. Over the years, he has advised a number of clients in accounting and financial matters, capital raising, international expansions and in dealings with the SEC. While working with companies in a variety of industries, his primary focus has been energy and manufacturing clients. Mr. Giesinger is a Certified Public Accountant in the State of Texas. He has lectured and led seminars on various topics dealing with financial risks, controls and financial reporting.
W. Howard Keenan, Jr., 75, has served as a member of the Board since May 2017 and served as a manager of our predecessor from November 2014 to May 2017. Mr. Keenan has over 45 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. Mr. Keenan also serves on the boards of directors of the following public companies: Antero Resources Corporation (NYSE: AR) and Antero Midstream Corporation (NYSE: AM). Mr. Keenan also served on the board of directors of Aris from October 2021 until October 2025. In addition, he is currently serving, and has previously served, as a director of multiple Yorktown Partners portfolio companies. Mr. Keenan holds a Bachelor of Arts degree cum laude from Harvard College and a Master of Business Administration degree from Harvard University.
A. James Teague, 80, has served as a member of the Board since May 2017 and currently serves as a member of our Compensation Committee. Mr. Teague has served as the Co-Chief Executive Officer of Enterprise Products Holdings LLC (“Enterprise”) since January 2020, has been a Director of Enterprise since July 2008 and has served as Co-Chairman of the Capital Projects Committee of Enterprise since November 2016. Mr. Teague previously served as the Chief Executive Officer of Enterprise from January 2016 to January 2020, as the Chief Operating Officer of Enterprise from November 2010 to December 2015 and as an Executive Vice President of Enterprise from November 2010 until February 2013. Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell. From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc. Prior to 1997, he spent 22 years with Dow Inc. (NYSE: DOW) in various roles including Vice President, Hydrocarbon Feedstocks.
Ray N. Walker, Jr., 68, has served as a member of the Board since August 2018 and currently serves as Chairman of our Compensation Committee . Mr. Walker served as the Chief Operating Officer of Encino Energy, a private oil and gas acquisition and development company, from September 2018 until its acquisition by EOG Resources Inc. (NYSE: EOG) in August 2025. Mr. Walker retired as Executive Vice President and Chief Operating Officer of Range Resources Corporation (NYSE: RRC) (“Range Resources”) in April 2018. Range Resources is a publicly traded, independent natural gas, natural gas liquids and oil company engaged in the exploration, development and acquisition of natural gas and crude oil properties. Mr. Walker joined Range Resources in 2006 and was elected to the role of Executive Vice President and Chief Operating Officer in January 2014. Previously, Mr. Walker served as Senior Vice President – Chief Operating Officer, Senior Vice President – Environment, Safety and Regulatory and Senior Vice President – Marcellus Shale for Range Resources where he led the development of Range Resources’ Marcellus Shale division. Mr. Walker currently serves on the board of directors of MPLX LP (NYSE: MPLX), a publicly traded, diversified, large-cap master limited partnership that owns and operates midstream energy infrastructure and logistics assets and provides fuels distribution services. Mr. Walker is a petroleum engineer with more than 50 years of oil and gas operations and management experience having previously been employed by Halliburton Company (NYSE: HAL) in various technical and management roles, Union

Pacific Resources and several private companies in which Mr. Walker served as an officer. Mr. Walker has a Bachelor of Science degree in Agricultural Engineering with honors from Texas A&M University.
M. Max Yzaguirre, 65, has served as a member of our Board since January 2025 and currently serves as a member of our Audit Committee. Mr. Yzaguirre has over 40 years of leadership experience in domestic and international business, government and law, and expertise in a wide variety of industries and sectors, including electricity, oil and gas, banking, real estate, telecommunications and private equity investing. Mr. Yzaguirre previously served as an Executive Chairman of Forbes Bros. Holdings, Ltd. (“Forbes”) from June 2019 to February 2021 and as Chairman of Forbes and Chief Executive Officer of Forbes Bros. USA, Inc. from May 2017 to June 2019. Prior to joining Forbes, Mr. Yzaguirre served as the Chief Executive Officer of the Yzaguirre Group, LLC from June 2006 to June 2017. Mr. Yzaguirre currently serves as a member of the board and as a member of the Finance, Innovation, Audit and Compensation & Talent Development Committees of Altria Group, Inc. (NYSE: MO) since May 2022 and as a member of the board and as a member of the Risk and Compensation Committees of WaFd, Inc. (NASDAQ: WAFD) and WaFd Bank since February 2024. Mr. Yzaguirre has also previously served on the boards of Aris Water Solutions, Inc. (formerly NYSE: ARIS) from October 2021 until its acquisition by Western Midstream Partners, LP (NYSE: WES) in October 2025, Luther Burbank Corporation and Luther Burbank Savings (an FDIC insured, California-chartered bank) from October 2021 to February 2024 and BBVA USA Bancshares, Inc. and BBVA USA Bank from June 2009 until June 2021, where he served in various roles including, as a board member, Chairman of the Risk Committee, Audit & Compliance Committee and Compensation Committee and member of the Executive Committee. Mr. Yzaguirre has also previously served as Chairman of the Public Utility Commission of Texas, on the Board of Directors of ERCOT, on the Board of Directors of the Texas Business Hall of Fame Foundation (including serving as its Chairman), and on the Board of Directors of the Texas Wildlife Association. He obtained a Bachelor of Business Administration degree from the University of Texas at Austin in 1983 and a Juris Doctorate degree with Honors from the University of Texas School of Law in 1986.
Set forth below are the name, age, position and description of the business experience of our executive officers (other than those who are also Directors and included above) as of February 26, 2026.
Stephan E. Tompsett, 49 – Chief Financial Officer. Stephan E. Tompsett was named our Chief Financial Officer in February 2026. Prior to joining the Company, Mr. Tompsett served as the Chief Financial Officer of Aris from September 2022 until October 2025. From May 2021 until May 2022, Mr. Tompsett served as Chief Financial Officer of Limetree Bay Energy, a large-scale refinery, terminal and logistics hub located in the U.S. Virgin Islands. During his tenure at Limetree Bay Energy, Mr. Tompsett was a member of the turnaround management team responsible for leading the financial restructuring and eventual Chapter 11 bankruptcy filing and sale of Limetree Bay Refining, and the separation and recapitalization of Limetree Bay Terminals. Prior to this, Mr. Tompsett served as the Chief Financial Officer and Treasurer of EagleClaw Midstream Ventures, LLC, a Blackstone portfolio company engaged in natural gas gathering, transportation, and processing in the Delaware Basin from March 2019 to April 2021. Mr. Tompsett served as Vice President and Treasurer of Andeavor (formerly Tesoro Corporation), a Fortune 500 independent refining, marketing and logistics company from September 2016 to October 2018. He began his career at JPMorgan as an investment banker. Mr. Tompsett holds a Master of Business Administration degree from the Red McCombs School of Business at the University of Texas at Austin, and a Bachelor of Science degree in Biology and Mathematics from the University of Texas at Austin.
Kyle S. Ramachandran, 41 – President. Kyle S. Ramachandran joined Solaris at its founding in 2014 and was named President in 2018. Mr. Ramachandran also served as our Chief Financial Officer from our initial public offering in 2017 until February 2026. Prior to joining Solaris, Mr. Ramachandran was with Barra Energia, an independent exploration and production company based in Rio de Janeiro, Brazil. Mr. Ramachandran was previously an investor at First Reserve Corporation, a global energy-focused private equity firm. Mr. Ramachandran began his career as an investment banker in the Mergers & Acquisitions Group at Citigroup. Mr. Ramachandran received a Bachelor of Science in Finance and Accounting from the Carroll School of Management Honors Program at Boston College, where he graduated cum laude.
Christopher P. Wirtz, 52 – Chief Accounting Officer. Christopher P. Wirtz was named our Chief Accounting Officer in June 2023. Prior to joining Solaris, Mr. Wirtz served as the Controller, Proppant Segment for ProFrac Holding Corp. (NASDAQ: ACDC) (“ProFrac”) from December 2022 to May 2023, which in that time, the Proppant Segment grew from two sand mines to eight, largely through acquisitions. Mr. Wirtz joined ProFrac following ProFrac’s acquisition of U.S. Well Services, Inc. (“U.S. Wells Services”), a provider of high-pressure, hydraulic fracturing services in U.S. unconventional oil and natural gas basins, in November 2022. Mr. Wirtz served as U.S. Well Services’ VP Internal Audit and Process Control from September 2021 to November 2022, in addition to serving as the Corporate Controller from December 2018 to October 2020, Principal Accounting Officer from March 2019 to November 2020 and prior to U.S. Well Services’ business combination, as Controller of U.S. Well Services, LLC from April 2017 to November 2018. Additionally, Mr. Wirtz served as the Chief Financial Officer for ADS Services, LLC (“ADS Services”), a privately held managed pressure drilling company, from November 2020 until September 2021. Prior to joining U.S. Well Services, LLC,

Mr. Wirtz held management and senior level positions at Superior Energy Services, Inc., BJ Services Company, Ernst & Young LLP and Broussard, Poche, Lewis and Breaux. Mr. Wirtz’s over 20 years of accounting experience spans both public and private companies within the energy industry. Mr. Wirtz obtained his Bachelor of Business Administration degree in Accounting from the University of Louisiana at Lafayette and is a Certified Public Accountant.
Christopher M. Powell, 51 – Chief Legal Officer and Corporate Secretary. Christopher M. Powell was named our Chief Legal Officer and Corporate Secretary in August 2017. From 2009 to August 2017, Mr. Powell served in various roles of responsibility, including Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer for CARBO Ceramics Inc., a leading technology and services company providing products and services to the global oil and gas and industrial markets. Prior thereto, Mr. Powell served in various legal roles at Baker Hughes Incorporated. Mr. Powell began his career with the international law firm of Norton Rose Fulbright (formerly Fulbright & Jaworski L.L.P.). Mr. Powell obtained his Doctor of Jurisprudence from the University of Houston Law Center, where he graduated magna cum laude. Mr. Powell received a Bachelor of Business Administration in Accounting from Texas A&M University, where he graduated cum laude and was selected as a member of the Mays Business School Fellows Program. Mr. Powell was also a licensed Certified Public Accountant and worked as an auditor with Arthur Andersen LLP prior to obtaining his law degree.
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
As we expand our distributed power offering, the possibility exists that our current offering may not be able to effectively manage related power loads, resulting in potential downtimes and disruptions for our customers. Such experiences could have a material adverse effect on our business and operating results due to the damage to our reputation and the resulting dissatisfaction of customers. If we are unable to adapt our power generation technologies to meet future demand and customer needs as they evolve, or otherwise unable to meet their reliability requirements, our business and operating results may be adversely effected.
Distributed power generation services in some applications compete with access to the grid.
Distributed power generation services are an alternative for customers to consider when grid access is unavailable, costly or delayed. Our distributed power offering could be affected in the event that large-scale utility projects are completed and the associated transmission and distribution networks are established. In this case, customers may only use our offering as backup power or bridge power until line power is received.
We expect to face significant competition in the future as the distributed power industry evolves.
The landscape of the distributed power industry is evolving rapidly, driven by increased demand from numerous end-markets, including those in the data center and energy businesses. As a result, increased competition from within the distributed power industry can likely be expected to occur. Should this materialize, the portion of the total addressable market that we could capture with our Power Solutions segment will be lower than expected which could translate to lower than expected revenues.

Reliance upon a small number of large customers may adversely affect our revenue and operating results.
We derive, and may continue to derive, a significant portion of our revenue from a small number of customers, and the operations of our customers have and may continue to experience delays or disruptions and temporary suspensions of operations. During the year ended December 31, 2025, one data center customer (including its affiliated entities) accounted for approximately 47% of our consolidated revenues, and another customer accounted for approximately 13% of our consolidated revenues. Additionally, our Power Solutions segment is presently significantly dependent on this data center customer. If we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels. If a major customer fails to pay us, our revenue would be impacted and our operating results and financial condition could be materially harmed.
We are subject to a number of risks associated with Stateline.
On April 28, 2025, we announced the formation of Stateline, an entity involving our newly formed, wholly owned subsidiary Solaris Power Solutions and CTC Property LLC (“CTC”), an affiliate of an industry leader in the evolving artificial intelligence (“AI”) computer space. CTC subsequently assigned its interest in Stateline to MZX Tech LLC (“MZX”), an affiliate of CTC. Stateline is expected to account for approximately 900 MW (or approximately 41% of our Solaris Power Solutions’ generation assets), and as such, Stateline subjects our overall business to a number of risks, including:
•the risk that the demand for off-grid power generation related to AI does not grow in the manner in which we expect;
•the fact that we derive, and will continue to derive, a significant portion of our revenue from a relatively small number of customers, and as a result, this reliance on a few large customers may adversely affect our revenue and operating results;
•Stateline may need to seek additional debt and equity financing to support its working capital needs and there can be no assurance that such financing would be available to Stateline on favorable terms or at all;
•Stateline and the industry in which it operates is subject to complex, developing regulatory frameworks, which may increase the time and labor necessary to operate the project as the parties intend;
•we may experience difficulties in finding alternative lessors for our power generation equipment dedicated to Stateline in the event of an early termination of the related rental agreement;
•certain key members of the Company’s management will dedicate a significant amount of their time and attention to Stateline; and
•the management agreement to which our subsidiary is a party provides for the termination of its operatorship under certain circumstances and, if those circumstances were to occur, (i) our partner may have the right to purchase our equity interests in Stateline and (ii) the Company would lose its seats on the board of directors of Stateline.
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
Our customers can evaluate a wide range of applications and equipment to address standby and/or prime power generation needs. As a result of the significant resources and expertise required to develop these systems, certain of these customers have historically chosen to outsource the provision of power generation to us. To a significant extent, we depend on customers continuing to outsource their power generation needs. Customers may not continue to outsource as much or any of their power generation needs in the future or may seek alternative solutions. Additionally, the development of alternative distributed power generation technologies or increased grid capacity could reduce the overarching demand for our products and services.
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
Inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the Federal Reserve began to lower interest rates in 2024 and 2025, uncertainty remains as to when or to the extent such elevated rates may be further decreased. To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which – or the combination thereof – could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our drilling activity increases. Furthermore, higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.
Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
The U.S. government has announced baseline tariffs of 10% on products from virtually all foreign countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Additionally, tariffs have been placed on the importation of certain materials. As a result of the administration’s trade policies, tariffs have increased and may increase our material input costs. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products, increased costs and delays in meeting our customers’ orders. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied. There remains much uncertainty regarding the full scope of tariffs, if they will be increased, decreased or eliminated altogether. For example, certain legal challenges have been brought against the Trump Administration’s ability to implement such tariffs and the full impact of those decisions remains uncertain as of this time. To the extent that such trade policies impact our supply chain, we may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.
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
Our business is subject to inherent risks some of which are beyond our control, such as disasters and extreme or seasonal weather events or workforce matters. These risks may be self-insured or may not be fully covered under our insurance policies.
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
We face risks that are outside of our control which could significantly disrupt the demand for oil and natural gas, power generation and our products and services, and adversely impact our operations and financial condition. These risks include, but are not limited to:
•(i) epidemics or pandemics, including the effects of related public health concerns that may cause business disruptions, disrupt the oil and gas industry and global supply chains, negatively impact the global economy, reduce global demand for oil and gas and create significant volatility and disruption of financial and commodity markets; and
•(ii) the occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities around the globe, such as the war between Ukraine and Russia, the conflict between Israel and Hamas, the regional conflict in the Middle East and U.S. intervention in Venezuela.
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

We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance. Alternatively, we may wish to grow through acquisitions but may fail to find suitable targets or execute such acquisitions which may adversely affect our performance.
We have completed and may, in the future, pursue asset acquisitions or acquisitions of businesses. We must plan and manage any acquisitions and integrations effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage acquisitions and integrations effectively, or fail to find suitable targets or execute such acquisitions effectively, our results of operations could be adversely affected.
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into transactions with related parties. The details of certain of these transactions are set forth in Note 20. "Related Party Transactions" under Part II, Item 8. “Financial Statements and Supplementary Data.” Related party transactions create the possibility of conflicts of interest with regard to our management or directors. Such a conflict could cause an individual in our management or on our Board to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our Board, or a committee thereof, regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.
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
The industries we service have become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital information and operational technologies to perform many of our services and to process and record financial and operating data and to collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches in the future that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and confidential business information, personally identifiable information and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage may not be sufficient to cover all the losses (including potential reputational loss) or expenses we may experience as a result of such cyberattacks. Any cyberattacks that affect our facilities or systems, or those of third parties with whom we do business, could have a material adverse effect on our ability to operate our business, cause us a material financial loss and materially damage our reputation.
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
Regulations related to wages and other compensation affect our business. Any appreciable change or increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels, or overtime regulations, could result in an increase in labor costs. Such cost increases, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distribution to our shareholders. Additionally, any changes in employment, benefit plan, tax or labor laws or regulations or new regulations proposed from time to time, could have a material adverse effect on our employment practices, our business, financial condition, results of operations and cash available for distribution to our shareholders.
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
Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas and power in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity. If oil and natural gas or power prices decline below current levels for an extended period of time, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results.
Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to:
•expected economic returns to E&P companies of new well completions;
•global political and economic conditions and supply of and demand for oil and natural gas;
•the level of prices, and expectations about future prices, of oil and natural gas, including a potential increase in Venezuelan oil supply and any related impact on global oil prices and domestic oil production;
•the level of global oil and natural gas exploration and production, and inventories;
•the supply of and demand for hydraulic fracturing equipment and consumables in the United States, including the supply and demand for lower emissions hydraulic fracturing equipment;
•the supply of consumables used in hydraulic fracturing, including proppant and water;
•federal, state and local regulation of hydraulic fracturing and exploration and production activities;
•laws, regulations and taxes, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•the supply and demand dynamics for crude oil and natural gas, which may be impacted by actions of global hydrocarbon producers, including members of OPEC;
•global or national health concerns including health epidemics;
•political or civil unrest in the United States or elsewhere, including the war between Russia and Ukraine, the Israel and Hamas conflict, continued hostilities in the Middle East and U.S. intervention in Venezuela;
•advances in exploration, development and production technologies or in technologies affecting energy consumption; and
•the potential acceleration of development of alternative fuels or sources of energy.
We may be adversely affected by uncertainty in the global financial markets or the deterioration of the financial condition, and resulting credit risk, of our customers.
Our future results may be impacted by the uncertainty caused by an economic downturn, weak economic conditions and widespread financial distress, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our systems and services. In addition, increased interest rates, whether resulting from inflationary concerns or otherwise, may prevent our customers from being able to obtain debt financing at favorable rates, or at all. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting bankruptcy or increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.

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
As of December 31, 2025, the Company had approximately $595.8 million of U.S. federal NOL carryovers and $270.4 million of state NOL carryovers. $543.0 million of our U.S. federal NOL carryovers have no expiration date, and the remaining U.S. federal NOL carryovers expire in 2037. $170.6 million of our state NOL carryovers will expire in varying amounts between the period of 2037 through 2045, and the remaining state NOL carryovers have no expiration date. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows.
We have incurred indebtedness in connection with the operation of the Company and may incur additional indebtedness in the future, and such indebtedness may limit our operating or financial flexibility and could subject us to potential defaults under the applicable financing agreements.
On May 23, 2025, Stateline entered into a Loan and Security Agreement (the “Stateline Term Loan”) with Stonebriar Commercial Finance LLC as lender, administrative agent, and collateral agent, which provides for delayed draw term loan facility with a maximum principal amount equal to the lesser of (i) $550.0 million and (ii) 80% of the total cost of the Equipment Collateral (as defined in the Stateline Term Loan). Upon closing of the MER Acquisition, we entered into a new revolving credit facility, which provides for borrowings up to the lesser of $75 million and a borrowing base determined by a percentage of eligible accounts. These financing agreements could have negative consequences for us, including, among other things, (i) requiring us to dedicate a larger portion of cash flows from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting our ability to incur additional indebtedness, which could restrict flexibility to react to changes in the business, its industry and its economic condition following the contribution, and (iv) placing us at a competitive disadvantage compared to competitors that have less debt.
Additionally, the financing agreements subject us to significant financial and other restrictive covenants, including, but not limited to, restrictions on liens, asset sales, incurring additional indebtedness and certain distributions, as well as a certain leverage and minimum fixed charge coverage ratios we must maintain. Our ability to comply with these financial condition tests can be affected by events beyond our control. If we are unable to remain in compliance with the financial covenants of the financing agreements, then amounts outstanding thereunder may be accelerated and become due immediately or we may be unable to access the funds available. Any such acceleration or unavailability of funds could have a material adverse effect on our financial condition and results of operations.

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
Although we do not directly engage in hydraulic fracturing, our operational services support our E&P customers in such activities. Hydraulic fracturing continues to be scrutinized by federal, state and local agencies and authorities, who, from time to time, consider imposing restrictions on the practice. Additionally, with concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering or have adopted additional requirements related to seismic safety for hydraulic fracturing activities. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their exploration and production operations and result in a corresponding reduction in demand for our services. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on these hydraulic fracturing, seismicity and water availability matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing, seismic activities, or leasing activities on federal properties, or the inability of our customers to maintain adequate water supplies could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Additionally, the use of our equipment by our customers is subject to air quality laws and regulations, which may require our customers to obtain permits and comply with emissions performance standards, and other generally applicable environmental regulations. Any changes to existing laws and regulations that impose more stringent performance standards or permitting obligations applicable to our customers’ use of our equipment could materially and adversely impact demand for the equipment we provide. Any changes may result in increased regulatory scrutiny of temporary turbine operations and could require additional permitting, compliance measures, or operational limitations in certain jurisdictions. Any such developments could increase costs, delay projects, limit operational flexibility, or otherwise reduce utilization of our fleet or demand for our equipment. Further, any future changes to the laws and regulations applicable to the turbines we provide, or to the EPA’s interpretation of these rules and regulations, could negatively impact demand for our turbines. Our and our customers’ ability to comply with existing and any new environmental or occupational health and safety laws, regulations or executive actions, and the costs associated with such compliance, could impact the our and our customers’ operations and adversely affect our results of operations and financial condition.

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and around the world. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to limit or phase-out the production and processing of fossil fuels, to restrict, condition or monitor GHG emissions, and to advance or subsidize alternative sources of energy. For example, the IRA was enacted in 2022 to advance numerous climate-related objectives, though many of its provisions were repealed or defunded by the OBBBA in 2025. While the OBBBA will potentially affect federal efforts to address climate change, various federal agencies have, from time to time, adopted climate change considerations in their rulemaking and decision-making processes and have promulgated rules to monitor, report, or restrict GHG emissions. Certain states have also enacted or are otherwise considering a variety of climate-related disclosure requirements, GHG emissions limitation programs, mitigation funds, and other related regulations and policy initiatives. Some states, localities, and other plaintiffs have also sought to bring about further climate-related regulations or obtain compensation and/or adaption funding for alleged climate-related damages by filing lawsuits against government entities and certain fossil fuel energy companies. These and other actions could accelerate the transition away from fossil fuels and reduce demand for hydrocarbons, thereby reducing demand for our products and services. Additionally, climate change-related regulatory initiatives to reduce carbon-based emissions may result in fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas, which could reduce demand for the oil and natural gas our customers produce and reduce the demand for our products and services. Moreover, our and our customers’ access to capital could be adversely impacted to the extent certain financial institutions or investors reduce their investments in fossil fuel-related businesses due to climate change or energy transition concerns. Whether and how the Trump Administration or Congress will continue to pursue changes to existing climate-related laws and regulations or impact climate-related financial and societal trends and initiatives is uncertain and cannot be predicted at this time. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulations” for more discussion on the impact of climate-related initiatives and the restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards that restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, which could reduce demand for our products and services and could have a material adverse effect on our business, financial condition, results of operations and cash flows and revenues.
Increased attention to sustainability matters may impact our business.
Increased attention to sustainability matters, including increasing societal expectations on companies to address climate change, increasing investor scrutiny of corporate governance and social dynamics, and shifts in the consumer demand for fossil fuel alternatives, may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and may have negative impacts on our stock price and access to capital markets.
As part of our ongoing effort to enhance our sustainability practices, management regularly reports to our Board regarding our sustainability policies. While we may elect to seek out various sustainability targets now or in the future, such targets are often aspirational. We may not be able to meet or make progress against such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs, inaccurate forecasts, or technical difficulties. Moreover, while we may create and publish voluntary disclosures regarding sustainability-related matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability-related matters. We may also announce participation in, or certification under, various third-party sustainability or climate-related frameworks in an attempt to improve our sustainability profile, but such participation or certification may be costly and may not achieve the desired results.
Additionally, certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such parties. We cannot be certain of the impact of such regulatory, legal, and other developments on our business. Accordingly, we could face increased costs as we attempt to review, implement, and manage such policies and navigate further regulatory sustainability-related focus and scrutiny.
Anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
We typically enter into agreements with our customers governing the use and operation of our systems and services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
Risks Related to Our Class A Common Stock
Solaris Inc. is a holding company. Solaris Inc.’s sole material asset is its equity interest in Solaris LLC, and Solaris Inc. is accordingly dependent upon distributions from Solaris LLC to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.
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
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors outside of our control, including public reaction to our releases and filings, actions by our competitors and actions by our stockholders. Additionally, if our results fail to meet analyst expectations or if analysts cease coverage of our Company, fail to publish reports on us regularly, or downgrade our Class A common stock, our stock price or trading volume could decline. Volatility in the market price of our Class A common stock may prevent you from being able to sell your Class A common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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
Certain holders of our shares of Class A common stock and Class B common stock, including Yorktown Energy Partners X, L.P. (“Yorktown”) and Solaris Energy Capital, LLC, the legacy equity holders of MER and HVMVLV and certain members of our management team, are entitled to rights with respect to registration of approximately 15 million shares of our Class A common stock, including as a result of conversion of shares of Class B common stock for an equal amount of Class A common stock (representing approximately 28% of the outstanding shares of our Class A common stock as of February 19, 2026) under the Securities Act pursuant to certain registration rights agreements. Although the legacy equity holders of MER and HVMVLV continue to be subject to selling restrictions, if these holders, along with other stockholders with whom we have granted registration rights, exercise their registration rights and sell a large number of shares, the market price for our shares of Class A common stock could be adversely affected.
We may be unable to raise the funds necessary to repurchase the 2030 Notes or 2031 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Notes or 2031 Notes, and our other indebtedness limits our ability to repurchase the 2030 Notes or 2031 Notes or to pay any cash amounts due upon their maturity or conversion.
Noteholders may, subject to a limited exception, require us to repurchase their 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”) or 0.25% Convertible Senior Notes Due 2031 (the “2031 Notes”), as applicable, following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2030 Notes or 2031 Notes, as applicable, to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes or 2031 Notes, as applicable, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or 2031 Notes, as applicable, or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or 2031 Notes, as applicable, or pay any cash amounts due upon their maturity or conversion. For example, we expect to fund payments due on the 2030 Notes and 2031 Notes, respectively, from corresponding payments due to us under the subordinated intercompany convertible note to be issued by Solaris LLC to us. Our revolving credit facility will prohibit

Solaris LLC from making payments to us under the subordinated intercompany convertible note except to provide for regularly scheduled interest payments, provided no events of default exists under the revolving credit facility or would result therefrom, and except for certain other payments in equity interests. Accordingly, we may not have access to funds from Solaris LLC to repurchase the 2030 Notes or 2031 Notes, as applicable, for cash following a fundamental change or to pay any cash amounts due upon conversion of the 2030 Notes or 2031 Notes, as applicable. We may seek to obtain a waiver under the revolving credit facility to permit these payments, but we cannot assure you that we will be able to obtain such a waiver. Unless we exercise our option to settle conversions solely in shares, our failure to repurchase the 2030 Notes or 2031 Notes, as applicable, or to pay the cash amounts due upon their maturity or conversion when required will constitute a default under the indentures governing the 2030 Notes and 2031 Notes (the “Indentures”). A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes or 2031 Notes, as applicable.
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
We declared our first dividend to Class A stockholders in the fourth quarter of 2018 and have continued to declare dividends on a quarterly basis. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report. We are not required to declare future dividends and holders of our Class A common stock are entitled to receive only such dividends as our Board may declare. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.
Our principal stockholders collectively hold a significant amount of the voting power of our common stock.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Yorktown, William A. Zartler and the legacy equity holders of MER own a substantial majority of our Class B common stock, which represents approximately 22% of our combined economic interest and voting power. Although our largest investors are entitled to act separately in their own respective interests with respect to their ownership in us, if they choose to act in concert, they will together have the ability to strongly influence the election of the members of our Board, and thereby our management and affairs. In addition, they will be able to strongly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a large stockholder.
Certain Designated Parties are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable such Designated Parties and their respective affiliates to benefit from corporate opportunities that might otherwise be available to us.
Our governing documents provide that Yorktown, Wells Fargo Central Pacific Holdings, Inc. and our directors who are not also our officers, including William A. Zartler, our Co-Chief Executive Officer and the Chairman of our Board, and their respective portfolio investments and affiliates (collectively, the “Designated Parties”) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:
•permits such Designated Parties to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•provides that if such Designated Parties, or any employee, partner, member, manager, officer or director of such Designated Parties who is also one of our directors, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.
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
Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may or may not compete with us and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the industries we service. These executive officers and directors may have conflicts of interest in allocating their time between these entities or whether to present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our executive officers and directors’ business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Note 20. “Related Party Transactions” under Part II, Item 8. “Financial Statements and Supplementary Data.”
Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
If our Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include, among other things: a staggered, or classified, board of directors; permitting the majority of directors then in office, even if less than a majority, the right to fill vacancies; restricting the ability of stockholders to act by written consent or call special meetings of stockholders; supermajority requirements (75%) to remove directors from office; prohibitions on cumulative voting of directors; advance notice requirements for stockholders proposals; and express power to our Board to adopt, or alter or repeal our bylaws.
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
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Solaris Inc. will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.
In connection with the closing of its initial public offering (“IPO”), Solaris Inc. entered into a Tax Receivable Agreement with the other then-existing members of Solaris LLC (each such person and any permitted transferee, a “TRA Holder,” and together, the “TRA Holders”). For additional information, see “Payables Related to the Tax Receivable Agreement” in Note 17. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless Solaris Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including Solaris Inc.’s breach of a material obligation thereunder or certain mergers, asset sales or other forms of business combinations or other changes of control), and Solaris Inc. makes the termination payment specified in the Tax Receivable Agreement.
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
The payment obligations under the Tax Receivable Agreement are Solaris Inc.’s obligations and not obligations of Solaris LLC, and Solaris Inc. expects that the payments it will be required to make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in Solaris Inc. or Solaris LLC. Solaris LLC may make tax distributions to Solaris Inc. in order for Solaris Inc. to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC Units owned by each member at that time. For additional information regarding the Tax Receivable Agreement, see Note 17. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.”
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
For example, if the Tax Receivable Agreement were terminated immediately after the filing of this Annual Report the estimated termination payments would, in the aggregate, be approximately $159.0 million (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Limited plus 71.513 basis points, applied against an undiscounted liability of $206.0 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2025). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Please read Note 17. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.
Additionally, holders of our Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, Solaris Inc.’s payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in Solaris Inc. or Solaris LLC. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A common stock.
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
As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board and management and significantly increases our costs and expenses.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal control over financial reporting may also be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. If material weaknesses are discovered in the future, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers.
Additionally, as a public company, we are required to: (i) comply with any new requirements if adopted by the Public Company Accounting Oversight Board (United States) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (ii) provide certain disclosures regarding executive compensation required of larger public companies; or (iii) hold nonbinding advisory votes on executive compensation.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
The security and integrity of our information and operational technology infrastructure is critical to our business and our ability to perform day-to-day operations and deliver services. In the normal course of business, we collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third party information and employee information, and certain personal identifiable information. To manage the risks associated with cybersecurity threats, we endeavor to continually assess, review and, as necessary, adopt new processes, systems and resources in an effort to protect our operations and the information in our possession. We have endeavored to implement policies, standards, and technical controls based on the National Institute of

Standards and Technology (NIST) framework with the aim of protecting our networks and applications. We seek to assess, identify and manage cybersecurity risks through the processes described below:
•Risk Assessment:
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
•Incident Identification and Response:
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
•Cybersecurity Training and Awareness:
All employees and contractors are required to receive bi-annual cybersecurity awareness training, and have deployed internal phishing campaigns to measure the effectiveness of the training program. New hires are also required to receive training in the form of drills and simulated attacks.
•Access Controls:
We endeavor to limit users’ access to no more than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company systems.
•Encryption and Data Protection:
We endeavor to use appropriate encryption methods to protect sensitive data. This includes the encryption of customer data, financial information, and other confidential data. We also have programs in place to monitor our retained data with the goal of identifying personally identifiable information and taking appropriate actions to secure the data.
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
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report, though we and the third parties with whom we do business have experienced certain cybersecurity incidents, we are not aware of cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business, financial condition or results of operations. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains and cybersecurity measures have become more critical due to remote work, and we continuously evaluate improvements and new measures to protect our information and operational technology systems. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information or operational technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security or eliminate all risks associated with cyberattacks on us or third parties with whom we do business. No security measure is infallible. See Part I, Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information or operational technology systems.
Board of Directors’ Oversight of Risks from Cybersecurity Threats and Management’s Role
The Audit Committee of our Board is responsible for overseeing cybersecurity, information security and information and operational technology risks, as well as management’s actions to identify, assess, mitigate and remediate those risks. At least annually, the Audit Committee reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Chief Administrative Officer (“CAO”) is responsible for upward reporting of significant cybersecurity incidents to our Audit Committee, who in turn reports to our Board, as appropriate.
Recognizing the importance of cybersecurity to the success and resilience of our business, our Board considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our CAO meets regularly with the Information Technology department (“IT department”) which includes individuals who possess extensive experience in information technology and cybersecurity. The IT department reports directly to the CAO and is responsible for managing the Company’s cybersecurity initiatives, including technical risk assessments, implementation of controls, and response to cybersecurity incidents. The IT department has significant expertise in IT systems and cybersecurity, enabling the Company to respond effectively to cybersecurity risks and incidents.
Item 2.    Properties
Our principal properties are described in Part I, Item 1. “Business” under the caption “—Our Properties.”
Item 3.    Legal Proceedings
Disclosure concerning legal proceedings is incorporated by reference to “Part II. Item 8. “Financial Statements and Supplementary Data—Note 19. Commitments and Contingencies” in this Annual Report.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our Class A common stock trade on the NYSE under the symbol “SEI.”
As of February 19, 2026, we had approximately six holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street” name.
There is no market for our Class B common stock. As of February 19, 2026, we had 16 holders of record of our Class B common stock.
Dividend Policy
For the year ended December 31, 2025, the Company paid quarterly cash dividends totaling $0.48 per share of Class A common stock, compared to $0.48 per share paid in 2024. We currently intend to continue paying a quarterly dividend, which is currently $0.12 per share quarterly or $0.48 per share annually, while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our Board and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our Board may deem relevant. In addition, our revolving credit facility contain certain restrictions on our ability to pay cash dividends to holders of our Class A common stock.

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

650
625
600
575
550
525
500
475
450
425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
May-17
May-18
May-19
May-20
May-21
May-22
May-23
May-24
May-25
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
Issuer Purchases of Equity Securities
The following table presents the total number of shares of our Class A common stock that we purchased during the quarter ended December 31, 2025 and the average price paid per share:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
October 1 - October 31	17	44.64	—	15,440,555
November 1 - November 30	959	51.67	—	15,440,555
December 1 - December 31	549	47.89	—	15,440,555
Total	1,525	$50.23	—

(1)Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)On March 1, 2023, the Board authorized a plan to repurchase up to $50 million of our Class A common stock. No shares were repurchased during the three months ended December 31, 2025.
Sales of Unregistered Equity Securities
None.
Item 6.    Reserved
Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “we,” “us,” “our,” “Solaris” or the “Company” refer to Solaris Energy Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Overview
We provide modular and scalable equipment-based solutions for power generation, power control and distribution, and the management of raw materials in oil and natural gas well completions. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including data center, energy, and other commercial and industrial sectors.
During 2025, we expanded our power solutions platform through the acquisition of HVMVLV, LLC, which enhanced our capabilities in power control and distribution and strengthened our distributed power generation offerings.
We operate through two reportable business segments:
•Solaris Power Solutions: This segment delivers power generation, power control, and power distribution solutions. Our offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure, including power control and distribution capabilities.
•Solaris Logistics Solutions: This segment designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Our equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.
Recent Developments
HVMVLV Acquisition
On August 15, 2025, we acquired HVMVLV, LLC (“HVMVLV”), a specialty provider of power control and distribution solutions. The acquisition expanded the Company’s capabilities in power control and distribution, enhancing its distributed power generation offerings within the Solaris Power Solutions segment. The results of HVMVLV’s operations have been included in our consolidated financial statements from the acquisition date through December 31, 2025. For further details regarding the acquisition, refer to Note 4. “Business Combinations” in the notes to our consolidated financial statements.
2031 Notes
On October 8, 2025, we issued $747.5 million aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. We used a portion of the net proceeds to repay in full and terminate our existing senior secured term loan (the “Term Loan”), including its related accrued interest and applicable prepayment penalties. This repayment resulted in a loss on debt extinguishment of $41.5 million, which was recognized in the fourth quarter of 2025. We also entered into capped call transactions to reduce potential dilution from conversions. The 2031 Notes provide lower-cost, longer-term financing to support growth in our Solaris Power Solutions segment. Refer to Note 12. “Convertible Notes” in the notes to our consolidated financial statements for additional information regarding the terms of the 2031 Notes.

Additional Borrowings under Stateline Term Loan
During the fourth quarter of 2025, Stateline drew an additional $114.0 million under its term loan facility, increasing the outstanding balance to $186.0 million. The proceeds were used to fund growth-related capital expenditures. For additional information on the Stateline term loan facility, refer to Note 11. “Debt” in the notes to our consolidated financial statements.
Master Equipment Rental Agreement
On February 12, 2026, the Company entered into a Master Equipment Rental Agreement (the “Agreement”) with Hatchbo, LLC (the “Customer”) to provide over 500 megawatts of power generation equipment to support the Customer’s power demand for artificial intelligence computing needs at its data center. The Customer is an affiliate of an investment grade, global technology company and industry leader in the evolving artificial intelligence computer space. For additional information on the Agreement, refer to Note 21. “Subsequent Events” in the notes to our consolidated financial statements.
Market Trends and Outlook
In 2025, the Solaris Power Solutions segment experienced significant growth, reflecting returns on the capital investments the Company has made to grow its revenue and earnings contribution from providing power generation solutions. In the fourth quarter 2025, Solaris Power Solutions Revenue contributed 58% of Total Revenue and its Adjusted EBITDA contributed 70% of total segment Adjusted EBITDA. For the twelve months ended December 31, 2025, Solaris Power Solutions contributed 54% of Total Revenue and 68% of total segment Adjusted EBITDA. Capital expenditures should continue to be heavily weighted towards Solaris Power Solutions as we intend to grow our capacity and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to continue to be the dominant segment in terms of Revenue and Adjusted EBITDA contribution.
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
In November 2025, the Company ordered an additional approximately 500 megawatts (“MW”) of power generation equipment which it expects to be delivered in tranches from mid-2027 through early 2028. The Company estimates its power generation capacity will now reach a total of approximately 2,200 MW by early 2028 based on expected deliveries. The majority of this capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to seven years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.
In 2025, we incurred consolidated capital expenditures of $646.8 million, the majority of which supported growth in Solaris Power Solutions (including $233.8 million for Stateline). Capital expenditures of $7.0 million related to Solaris Logistics Solutions represented a minimal portion of total spending. We expect consolidated capital expenditures in 2026 to be higher than 2025 to support additional growth in Solaris Power Solutions.
We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, available capacity under our revolving credit facility, and proceeds from the Stateline term loan facility. Additionally, while no assurance can be given, we may seek to issue additional securities through opportunistic capital market transactions, depending upon market conditions, and / or enter into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to cancel the committed purchase orders, subject to the payment of cancellation fees.
The sustainability of this favorable supply-demand dynamic in the power sector will depend on multiple factors, including continued demand growth for generative AI computing applications, supply chain availability for electrical equipment, potential regulatory changes, overall economic activity levels, the level and pace at which the power industry can invest in power infrastructure, and the pace of continued electrification-driven demand growth. For a discussion of future demand for our products and services, please see Part I, Item 1A. “Risk Factors—Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.”
For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the fourth quarter of 2025, our fully utilized system count increased by 11% to 93 fully utilized systems from the third quarter of 2025, which was driven by higher levels of oilfield activity. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Revenues
Solaris Power Solutions	$333,502	$38,634	$294,868
Solaris Logistics Solutions	288,703	274,457	14,246
Total revenues	$622,205	$313,091	$309,114
Solaris Power Solutions. Solaris Power Solutions revenue increased by $294.9 million to $333.5 million for the year ended December 31, 2025, compared to $38.6 million for the year ended December 31, 2024. The increase in revenues was due to a full period of contribution from Solaris Power Solutions following its establishment from the MER Acquisition in September 2024, along with increased MW capacity deployed. Deployed capacity increased to approximately 630 MW for the year ended December 31, 2025, compared to approximately 230 MW for the year ended December 31, 2024.
Solaris Logistics Solutions. Solaris Logistics Solutions revenue increased by $14.2 million, or 5%, to $288.7 million for the year ended December 31, 2025 compared to $274.5 million for the year ended December 31, 2024. The increase was primarily due to an $18.5 million increase in revenue from last mile and ancillary services, attributable to higher last mile tonnage year-over-year. This growth was partially offset by a $4.3 million decrease in revenue from fully utilized systems, reflecting a mix impact, despite a slight increase in the number of fully utilized systems to 93 in 2025 from 91 in 2024.
Cost of Revenue, exclusive of depreciation and amortization

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$136,862	$9,910	$126,952
Solaris Logistics Solutions	199,932	175,011	24,921
Total cost of revenue (exclusive of depreciation and amortization)	$336,794	$184,921	$151,873
Solaris Power Solutions. Solaris Power Solutions cost of revenue increased by $127.0 million to $136.9 million for the year ended December 31, 2025, compared to $9.9 million for the year ended December 31, 2024. The increase was due to a full period of contribution from Solaris Power Solutions following its establishment from the MER Acquisition in September 2024, along with higher deployed MW capacity and related activity levels.
Solaris Power Solutions cost of revenue as a percentage of revenue (exclusive of depreciation and amortization) was 41% for the year ended December 31, 2025, compared to 26% for the year ended December 31, 2024.
Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue increased by $24.9 million, or 14%, to $199.9 million for the year ended December 31, 2025 compared to $175.0 million for the year ended December 31, 2024. The increase was primarily driven by a $26.0 million increase in last mile and ancillary service costs, associated with higher last mile tonnage year-over-year, and a $1.8 million increase in systems costs due to the absence in 2025 of the favorable reversal of previously accrued property taxes following a settlement with the Texas Brown County Appraisal District in 2024, discussed below in “Gain on Reversal of Property Tax Contingency”. This increase was partially offset by a $2.8 million reduction in system costs from ongoing managerial cost-saving initiatives.
Solaris Logistics Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 69% for the year ended December 31, 2025, compared to 64% for the year ended December 31, 2024.
Non-Leasing Depreciation and Amortization
Non-leasing depreciation and amortization increased by $8.7 million, or 21%, to $49.9 million for the year ended December 31, 2025 compared to $41.2 million for the year ended December 31, 2024. The increase was primarily due to amortization of depreciable intangible assets acquired in connection with the MER Acquisition in September 2024, which established the Solaris Power Solutions segment and resulted in a full year of amortization expense in 2025, compared to a partial-year impact in 2024.
Depreciation of Leasing Equipment
Solaris Power Solutions. Depreciation of leasing equipment increased by $28.3 million to $34.4 million for the year ended December 31, 2025, compared to $6.0 million for the year ended December 31, 2024. The increase was primarily driven by the addition of depreciable assets placed in service during 2025 as part of the Solaris Power Solutions growth program, following the establishment of the segment in connection with the MER Acquisition in September 2024.
Gain on Sale of Kingfisher Facility
In the fourth quarter of 2024, we sold our rights to the 300-acre transload facility located in Kingfisher, Oklahoma, along with all associated assets, for total proceeds of $5.0 million. In connection with the sale, we terminated the lease associated with the facility, resulting in the extinguishment of the remaining lease liability of $2.5 million at the time of sale. All associated assets had zero net carrying value at the time of sale following a previous impairment recognized as of December 31, 2020. As a result of the sale and lease termination, we recognized a total gain of $7.5 million.
Gain on Reversal of Property Tax Contingency
On June 14, 2024, we reached a settlement agreement with the Brown County Appraisal District in Texas, following a favorable ruling by the Eastland Court of Appeals on April 18, 2024. As a result, in the year ended December 31, 2024, we reversed $4.3 million of property tax expenses previously recorded through 2023 in connection with this case. Of this amount, $2.5 million was recognized as gain on reversal of property tax contingency and $1.8 million was recorded as a reduction to cost of revenue in the consolidated statement of operations. There was no comparable reversal or impact in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $26.0 million, or 73%, to $61.7 million for the year ended December 31, 2025 compared to $35.6 million for the year ended December 31, 2024. The increase was primarily due to increases in corporate headcount, professional fees and office rental expenses.

Other Operating Expenses, Net
Other operating expense, net, increased by $1.6 million to $4.1 million for the year ended December 31, 2025, compared to $2.5 million for the year ended December 31, 2024. The increase was primarily driven by transaction and acquisition-related costs, changes in the Tax Receivable Agreement liability, and credit losses, partially offset by gains on asset disposals and office space sublease income. In the prior year, other operating expenses, net primarily reflected acquisition-related costs and changes in the Tax Receivable Agreement liability.
Interest Expense
Interest expense increased by $14.3 million, or 108%, to $27.6 million for the year ended December 31, 2025 compared to $13.3 million for the year ended December 31, 2024. The increase was primarily due to interest expense on the higher-rate Term Loan entered into in connection with the MER Acquisition in September 2024. The Term Loan was outstanding for most of 2025 and was fully repaid and extinguished in early October 2025 using proceeds from the issuance of 0.25% Convertible Senior Notes due 2031. As a result, interest expense for 2025 reflects approximately nine months of interest at a significantly higher rate.
Interest Income
Interest income increased by $5.3 million to $6.7 million for the year ended December 31, 2025, compared to $1.5 million for the year ended December 31, 2024. This increase was primarily due to higher interest income earned on increased cash balances resulting from the issuance of convertible notes.
Loss on Debt Extinguishment
Loss on debt extinguishment increased by $37.4 million to $41.5 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024. The loss for the year ended December 31, 2025 was related to the prepayment penalty and the write-off of unamortized debt issuance costs associated with the extinguishment of the Term Loan. The loss for the year ended December 31, 2024 related to the extinguishment of the senior secured bridge term loan facility and the prior revolving credit facility.
Provision for Income Taxes
For the year ended December 31, 2025, we recognized a combined United States federal and state expense for income taxes of $14.7 million, an increase of $6.7 million compared to income tax expense of $8.0 million for the year ended December 31, 2024. The effective combined United States federal and state income tax rates were 20.1% and 21.7% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differed from the statutory rate primarily due to the impact of the noncontrolling interest.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include:
•Cash flows from operations;
•Borrowing availability under our revolving credit facility and Stateline’s term loan facility;
•Net proceeds from the issuance of the 2031 Notes, with certain funds remaining as of December 31, 2025.
We believe these sources will be sufficient to meet our short-term and long-term financial obligations, including existing purchase commitments and budgeted capital expenditures. While no assurance can be given, we may seek to raise additional capital through opportunistic capital markets transactions, depending on market conditions and / or the availability of fleet growth opportunities, and / or enter into additional debt financing agreements.
Term Loan and Revolving Credit Facility
On October 8, 2025, we repaid the remaining principal balance of $320.9 million outstanding under the Term Loan, plus accrued interest and applicable prepayment premiums, using proceeds from the issuance of the 2031 Notes. As a result, the Term Loan and related interest obligations were terminated. This refinancing replaced higher-rate secured debt with lower-cost convertible notes, enhancing our interest expense profile and liquidity flexibility. Refer to Note 11. “Debt” in the notes to our consolidated financial statements for additional details.
Our revolving credit facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and inventory, subject to customary reserves and adjustments. At our option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million, and up to $10.0 million is available for the issuance of letters of credit. As of December 31, 2025, no borrowings were outstanding, and available capacity under the borrowing base was approximately $59.9 million. We intend to use any future borrowings for working capital and general corporate purposes.
Convertible Senior Notes
On May 2, 2025, we issued $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The net proceeds were used primarily to support the growth of our Solaris Power Solutions segment. Interest on the 2030 Notes is payable semi-annually, with estimated payments of approximately $7.4 million over the subsequent twelve months.
On October 8, 2025, we issued $747.5 million aggregate principal amount of the 2031 Notes. The net proceeds from the issuance were used in part to repay and terminate the Term Loan (approximately $353.7 million including accrued interest and prepayment penalties), fund capped call transactions to hedge potential dilution, and support continued growth of our Solaris Power Solutions segment. Interest on the 2031 Notes is payable semi-annually, with estimated payments of approximately $1.8 million over the subsequent twelve months. The 2031 Notes significantly enhanced our liquidity position and extended our debt maturity profile.
For further details on the terms of the 2030 Notes and 2031 Notes, refer to Note 12. “Convertible Notes” in the notes to our consolidated financial statements.
Stateline Term Loan
Stateline maintains a delayed draw term loan facility with an estimated total capacity of $518.5 million, based on current capital plan, to fund power generation equipment for its approximately 900 MW data center project. As of December 31, 2025, outstanding borrowings totaled $186.0 million. The remaining capacity of $332.5 million is expected to be drawn during the remainder of 2026, depending on the timing of progress payments and equipment deliveries. This facility provides significant funding flexibility for Stateline’s capital needs. Based on the amounts drawn as of December 31, 2025, we estimate interest payments over the subsequent 12 months of approximately $18.9 million, which will increase as additional amounts are drawn. See Note 11. “Debt” in the notes to our consolidated financial statements for terms and repayment.
Capital Commitments
We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. As of December 31, 2025, purchase commitments expected to become due in 2026 total $655.9 million, while commitments expected to be due in 2027 and 2028 total $196.0 million.
These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.
As of December 31, 2025, cash and cash equivalents totaled $353.3 million. We believe that our cash reserves, projected operating cash flows, revolver capacity, and access to Stateline term loan facility provide adequate liquidity to meet our obligations for the next twelve months and beyond. These resources are expected to fund debt service obligations, dividend payments, capital expenditures and related purchase commitments, as planned strategic initiatives.
Share Repurchase Program
The Board authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the year ended December 31, 2025, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of December 31, 2025, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Net cash provided by operating activities	$209,104	$59,367	$149,737
Net cash used in investing activities	(686,355)	(305,032)	(381,323)
Net cash provided by financing activities	670,703	399,699	271,004
Net change in cash, cash equivalents and restricted cash	$193,452	$154,034	$39,418
Significant Sources and Uses of Cash Flows
Operating Activities. Net cash provided by operating activities increased to $209.1 million for the year ended December 31, 2025, compared to $59.4 million for the year ended December 31, 2024, an increase of $149.7 million. The increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment, which was established in the third quarter of 2024 and has rapidly expanded its contribution to our operating performance. Consequently, our net income, adjusted for non-cash items, increased by $138.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. In addition, working capital use decreased by $12.8 million. These increases were partially offset by a $3.7 million cash settlement related to stock-based compensation.
Investing Activities. Net cash used in investing activities was $686.4 million for the year ended December 31, 2025, compared to $305.0 million for the year ended December 31, 2024, an increase of $381.3 million. The increase was primarily attributed to $639.4 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions and $29.2 million paid for the HVMVLV Acquisition in the year ended December 31, 2025. These uses of cash were partially offset by $122.1 million spent on the MER Acquisition and $188.4 million of capital expenditures incurred in the year ended December 31, 2024.
Financing Activities. For the year ended December 31, 2025, net cash provided by financing activities totaled $670.7 million. This amount primarily reflects $763.5 million net borrowings from debt financing and $86.0 million capital contributions from non-controlling interest in Stateline, partially offset by $65.6 million payments for capped call transactions, $62.9 million on debt extinguishment costs and debt financing, $21.8 million in quarterly dividends to Class A common stock shareholders, $12.1 million in distributions to Solaris LLC unitholders, and $10.5 million paid for cancelled shares withheld for taxes from vesting of restricted stock. In comparison, net cash used in financing activities was $399.7 million for the year ended December 31, 2024. This amount primarily reflects net debt financing proceeds of $295.0 million and proceeds from the Class A common stock offering of $160.9 million, partially offset by payments of $15.6 million on debt financing and debt extinguishment costs, $14.6 million in quarterly dividends to Class A common stock shareholders, $8.5 million in distributions to Solaris LLC unitholders, $8.1 million on share repurchases, and $5.3 million on payments of fees related to the Class A common stock offering.
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
See Note 17. “Income Taxes” under Part II. Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Tax Receivable Agreement.
See Note 10. “Leases” under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information regarding scheduled maturities of finance and operating leases.
Off Balance Sheet Arrangements
Refer to Note 19. “Commitments and Contingencies – Purchase Commitments” under Part II. Item 8. “Financial Statements and Supplementary Data” included in the notes to our consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.
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
We evaluate the carrying value of long-lived assets, which consists of property, plant, and equipment, equipment held for lease, definite-lived intangible assets and right-of-use lease assets, for impairment whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events may include insufficient cash flows or plans to dispose of or sell assets before the end of their originally estimated useful lives.
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
Income Taxes
Solaris Inc. is a corporation and, as a result, is subject to United States federal, state and local income taxes. For the years ended December 31, 2025, 2024, and 2023, we recognized a combined United States federal and state expense for income taxes of $14.7 million, $8.0 million, and $7.8 million, respectively. Solaris LLC is treated as a partnership for United States federal income tax purposes and therefore does not pay federal income tax on its taxable income. Instead, the Solaris LLC members are liable for federal income tax on their respective shares of the Company’s taxable income reported on the members’ United States federal income tax returns.
We determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.
We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2025 and 2024, we had $115.2 million and $43.6 million of net deferred tax assets, respectively.
See Note 17. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data.” for additional information.
Tax Receivable Agreement
As described in Note 17. “Income Taxes” under Part II, Item 8. “Financial Statements and Supplementary Data,” Solaris Inc. is a party to the Tax Receivable Agreement under which it is contractually committed to pay the TRA Holders 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that Solaris Inc. actually realizes or is deemed to realize in certain circumstances in periods after its IPO as a result of certain increases in tax basis, and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with its IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.
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
Recent Accounting Pronouncements
See Note 2. “Summary of Significant Accounting Policies — New Accounting Pronouncements” under Part II. Item 8. “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.
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
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates primarily associated with borrowings under the Stateline Term Loan, which includes variable-rate components prior to conversion to fixed-rate debt. Changes in interest rates directly affect our interest expense on the variable-rate portion of this facility.
On October 8, 2025, we extinguished our previous variable-rate Term Loan using a portion of the proceeds from our 0.25% convertible senior notes due 2031. As a result, we had no outstanding borrowings under the Term Loan as of December 31, 2025, and no longer have exposure to interest rate fluctuations from that prior loan.
On May 23, 2025, Stateline, a variable interest entity for which we are the primary beneficiary and which we consolidate, entered into a delayed draw term loan facility (the “Stateline Term Loan”). Advances under the Stateline Term Loan initially bear interest at a variable Floating Rate equal to 5.94% plus the greater of (i) SOFR or (ii) 4.31%, with the rate resetting monthly. Upon the occurrence of a specified conversion date, each advance converts to a term loan bearing a fixed interest rate, subject to a one-time adjustment based on then-prevailing U.S. Treasury rates and SOFR. Once established, the fixed rate remains in effect for the remainder of the loan term.
As of December 31, 2025, Stateline had outstanding borrowings of $186.0 million under the Stateline Term Loan, all of which were in the form of notes bearing interest at the variable Floating Rate. A hypothetical increase or decrease of 100 basis points in SOFR would result in an estimated annual change in interest expense of approximately $1.9 million, based on the outstanding borrowings as of December 31, 2025.

Item 8.    Financial Statements and Supplementary Data
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
Solaris Energy Infrastructure, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Solaris Energy Infrastructure, Inc.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Solaris Energy Infrastructure, Inc (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of Embedded Features in 2030 and 2031 Notes
As described in Notes 2 and 12 to the consolidated financial statements, in May 2025, the Company issued $155 million aggregate principal amount of convertible senior notes (2030 Notes). The 2030 Notes bear interest at a rate of 4.75% per year and will mature on May 1, 2030, unless repurchased, redeemed or converted. In October 2025, the Company issued $747.5 million aggregate principal amount of convertible senior notes (2031 Notes). The 2031 Notes bear interest at a rate of 0.25% per year and will mature on October 1, 2031, unless repurchased, redeemed, or converted. In connection with the 2031 Notes, the Company also entered into privately negotiated capped call transactions. Both 2030 and 2031 Notes contain embedded features that may require separate accounting as a derivative liability under applicable accounting standards. The Company evaluates convertible debt instruments and related transactions at inception, to determine if those contracts included embedded features that should be bifurcated as an embedded derivative required to be separately recorded as a derivative liability or could otherwise impact the financial statement classification of the convertible debt instruments.
We identified the evaluation of whether the embedded features included in the 2030 and 2031 Notes should be bifurcated as embedded derivatives, and the financial statement classification, as a critical audit matter. Determining whether the embedded features included in the 2030 and 2031 Notes should be bifurcated and accounted for separately as derivatives involved the use of significant judgment by management in the application of accounting standards. Auditing these elements involved especially challenging and complex auditor judgment, due to the nature and extent of audit effort required to evaluate management’s application of accounting standards.
The primary procedures we performed to address this critical audit matter included:
•Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether embedded features should be bifurcated.
•With the assistance of professionals in our firm, having expertise in accounting for derivatives, we evaluated the Company’s conclusion regarding whether the embedded feature should be bifurcated and accounted for as derivatives and properly classified on the financial statement under accounting principles generally accepted in the United States of America.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2017.
Houston, Texas
February 26, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Solaris Energy Infrastructure, Inc.
Houston, Texas
Opinion on Internal Control over Financial Reporting
We have audited Solaris Energy Infrastructure, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HVMVLV, LLC (“HVMLV”), which was acquired on August 15, 2025, and which is included in the consolidated balance sheets of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. HVMVLV constituted 3% of total assets and net assets, respectively, as of December 31, 2025, and 2% and 9% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of HVMVLV because of the timing of the acquisition which was completed on August 15, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HVMVLV.
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
/s/ BDO USA, P.C.
Houston, Texas
February 26, 2026

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$353,319	$114,255
Restricted cash	—	45,612
Accounts receivable, net of allowances of $1,311 and $681, respectively	103,084	71,774
Prepaid expenses and other current assets	12,174	8,387
Inventories	14,446	10,948
Total current assets	483,023	250,976
Property, plant and equipment, net	271,182	298,828
Equipment held for lease, net	1,074,062	339,932
Non-current inventories	1,327	1,693
Non-current receivables, net of allowance of $341 and $654, respectively	—	1,069
Operating lease right-of-use assets	10,635	9,966
Goodwill	105,365	103,985
Intangible assets, net	59,795	71,521
Deferred tax assets	122,630	51,151
Other assets	15,087	1,337
Total assets	$2,143,106	$1,130,458
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77,524	$21,092
Accrued liabilities	67,558	23,159
Deferred revenue	5,777	4,924
Payables related to Tax Receivable Agreement, current portion	1,789	3,610
Finance lease liabilities, current portion	2,051	2,307
Operating lease liabilities, current portion	2,235	1,599
Long-term debt, current portion	4,033	8,125
Other current liabilities	2,333	717
Total current liabilities	163,300	65,533
Long-term debt, net of current portion	179,986	307,605
Convertible notes	880,441	—
Payables related to Tax Receivable Agreement, net of current portion	74,495	73,730
Operating lease liabilities, net of current portion	8,156	8,058
Finance lease liabilities, net of current portion	2,062	1,182
Deferred tax liabilities	7,371	7,577
Other long-term liabilities	44	44
Total liabilities	1,315,855	463,729
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 53,081 shares and 38,013 shares issued and outstanding as of December 31, 2025 and 2024, respectively	510	359
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,386 shares and 29,107 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	537,754	337,598
Retained earnings	26,074	17,664
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	564,338	355,621
Non-controlling interest	262,913	311,108
Total stockholders' equity	827,251	666,729
Total liabilities and stockholders' equity	$2,143,106	$1,130,458
The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Service revenue	$349,848	$263,206	$269,474
Service revenue - related parties	—	13,465	23,473
Leasing revenue	272,357	36,420	—
Total revenue	622,205	313,091	292,947

Operating costs and expenses:
Cost of services, excluding depreciation and amortization	215,636	176,971	177,847
Cost of leasing revenue, excluding depreciation	121,158	7,950	—
Non-leasing depreciation and amortization	49,932	41,183	36,185
Depreciation of leasing equipment	34,353	6,035	—
Gain on sale of Kingfisher facility	—	(7,461)	—
Gain on reversal of property tax contingency	—	(2,483)	—
Selling, general and administrative	61,658	35,617	26,951
Impairment of property, plant and equipment	—	—	1,423
Other operating expenses, net	4,082	2,463	639
Total operating costs and expenses	486,819	260,275	243,045
Operating income	135,386	52,816	49,902
Interest expense	(27,587)	(13,272)	(3,451)
Interest income	6,732	1,464	144
Loss on debt extinguishment	(41,451)	(4,085)	—
Income before income tax expense	73,080	36,923	46,595
Provision for income taxes	(14,678)	(8,005)	(7,820)
Net income	58,402	28,918	38,775
Less: net income related to non-controlling interests	(28,233)	(13,110)	(14,439)
Net income attributable to Solaris Energy Infrastructure, Inc.	30,169	15,808	24,336
Less: income attributable to participating securities	(1,260)	(1,040)	(1,169)
Net income attributable to Class A common shareholders	$28,909	$14,768	$23,167

Earnings per share of Class A common stock - basic	$0.69	$0.51	$0.78
Earnings per share of Class A common stock - diluted	$0.66	$0.50	$0.78

Basic weighted-average shares of Class A common stock outstanding	41,859	28,763	29,693
Diluted weighted-average shares of Class A common stock outstanding	49,520	29,235	29,693
The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	32,937	$317	13,672	$—	$202,551	$12,847	$101,414	$317,129
Share repurchases and retirements	(3,164)	(32)	—	—	(20,317)	(5,413)	(674)	(26,436)
Net effect of deferred tax asset and payables related to the stock repurchase and the vesting of restricted stock	—	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	—	—	5,667	—	2,613	8,280
Grants of restricted stock, net of forfeitures	827	—	—	—	—	—	—	—
Vesting of restricted stock	—	6	—	—	1,128	—	(1,134)	—
Cancelled shares withheld for taxes from vesting of restricted stock	(152)	(1)	—	—	(552)	(384)	(427)	(1,364)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(6,634)	(6,634)
Dividends paid ($0.45 per share of Class A common stock)	—	—	—	—	—	(14,072)	—	(14,072)
Net income	—	—	—	—	—	24,336	14,439	38,775
Balance at December 31, 2023	30,448	$290	13,672	$—	$188,379	$17,314	$109,597	$315,580
Issuance of Class B common stock and Solaris LLC units in connection with MER Acquisition	—	—	16,465	—	—	—	186,378	186,378
Transaction with non-controlling interest in connection with business combination	—	—	—	—	25,254	—	(25,254)	—
Share repurchases and retirements	(1,108)	(11)	—	—	(6,990)	(858)	(233)	(8,092)
Net effect of deferred taxes related to issuance of Class B common stock in connection with MER Acquisition	—	—	—	—	(5,506)	—	—	(5,506)
Class A common stock offering	6,500	65	—	—	126,251	—	29,212	155,528
Exchange of Solaris LLC units and Class B common stock for Class A common stock	1,030	10	(1,030)	—	(4,527)	—	4,517	—
Net effect of deferred tax asset and payables related to the vesting of restricted stock	—	—	—	—	(422)	—	—	(422)
Net effect of deferred taxes related to parties pursuant to TRA from the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	7,957	—	—	7,957
Stock option exercise	1	—	—	—	3	—	—	3
Stock-based compensation	4	—	—	—	6,827	—	4,348	11,175
Vesting of restricted stock	—	7	—	—	1,957	—	(1,964)	—
Vesting of performance-based restricted stock units	17	—	—	—	45	—	(45)	—
Grants of restricted stock, net of forfeitures	1,312	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(191)	(2)	—	—	(1,630)	—	(22)	(1,654)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(8,536)	(8,536)
Dividends paid ($0.48 per share of Class A common stock)	—	—	—	—	—	(14,600)	—	(14,600)
Net income	—	—	—	—	—	15,808	13,110	28,918
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Exchange of Solaris LLC units and Class B common stock for Class A common stock	14,417	144	(14,417)	—	159,115	—	(159,259)	—
Issuance of Class B common stock and Solaris LLC units in connection with HVMVLV Acquisition	—	—	696	—	—	—	19,280	19,280
Transaction with non-controlling interest in connection with HVMVLV Acquisition	—	—	—	—	8,083	—	(8,083)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	82,188	—	—	82,188
Stock-based compensation	—	—	—	—	13,193	—	7,119	20,312
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	10	—	—	5,266	—	(5,276)	—
Grants of restricted stock, net of forfeitures	956	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(309)	(3)	—	—	(7,381)	—	(3,162)	(10,546)
Stock option exercise	4	—	—	—	—	—	—	—
Distributions to non-controlling interest unitholders	—	—	—	—	930	—	(13,070)	(12,140)
Capital contribution from non-controlling interest in Stateline	—	—	—	—	—	—	86,023	86,023
Capped call transactions related to 2031 Notes	—	—	—	—	(65,582)	—	—	(65,582)
Other	—	—	—	—	(169)	—	—	(169)
Dividends paid ($0.48 per share of Class A common stock)	—	—	—	—	—	(21,759)	—	(21,759)
Net income	—	—	—	—	—	30,169	28,233	58,402
Balance at December 31, 2025	53,081	$510	15,386	$—	$537,754	$26,074	$262,913	$827,251
The accompanying notes are an integral part of these consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$58,402	$28,918	$38,775
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,285	47,218	36,185
Impairment of property, plant, and equipment	—	—	1,423
Gain on sale of Kingfisher facility	—	(7,461)	—
Stock-based compensation	23,371	10,592	7,741
Loss on debt extinguishment	41,451	4,085	—
Deferred income tax expense	16,093	6,467	7,251
Change in payables related to Tax Receivable Agreement	2,361	(1,598)	—
Other	2,738	2,315	658
Changes in assets and liabilities:
Accounts receivable	(25,440)	(19,159)	17,155
Accounts receivable - related party	—	2,378	2,547
Prepaid expenses and other assets	(3,701)	(4,196)	700
Inventories	(3,132)	(2,251)	(6,186)
Accounts payable	8,509	(3,451)	(10,630)
Accrued liabilities	7,027	4,951	(6,266)
Deferred revenue	853	(6,958)	—
Property tax contingency	—	(2,483)	—
Cash settlement of stock-based compensation	(3,713)	—	—
Net cash provided by operating activities	209,104	59,367	89,353
Cash flows from investing activities:
Business acquisition, net of cash acquired	(29,200)	(122,065)	—
Deposit for pending investment	(10,000)	—	—
Receivable from Sellers	—	(6,502)	—
Cash received from Sellers	—	6,502	—
Investment in property, plant and equipment and equipment held for lease	(646,757)	(188,419)	(64,388)
Proceeds from sale of Kingfisher facility	—	5,000	—
Proceeds from disposal of property, plant and equipment	3,389	452	2,385
Short-term loan	(7,573)	(29,750)	—
Repayment of short-term loan	3,786	29,750	—
Net cash used in investing activities	(686,355)	(305,032)	(62,003)
Cash flows from financing activities:
Capital contribution from non-controlling interest in Stateline	86,023	—	—
Share repurchases and retirements	—	(8,092)	(26,436)
Class A common stock offering	—	160,875	—
Distributions to non-controlling interest unitholders	(12,140)	(8,536)	(6,634)

Dividend paid to Class A common shareholders	(21,759)	(14,600)	(14,072)
Payments under finance leases	(3,240)	(2,991)	(2,502)
Proceeds from issuance of insurance notes payable	4,535	3,553	1,520
Payments under insurance premium financing	(3,622)	(2,917)	(1,651)
Cancelled shares withheld for taxes from vesting of restricted stock	(10,546)	(1,695)	(1,364)
Payment of liabilities under Tax Receivable Agreement	(3,610)	—	(1,092)
Payment of fees related to Class A common stock offering	—	(5,252)	—
Borrowings from convertible notes	902,500	—	—
Borrowings from debt financing	186,009	362,000	35,000
Repayments of debt financing	(325,000)	(67,000)	(13,000)
Payment of fees related to debt extinguishment	(32,095)	(3,976)	—
Payment for capped call transactions related to 2031 Notes	(65,582)	—	—
Payments of financing costs related to debt and convertible notes	(30,770)	(11,670)	(121)
Net cash provided by (used in) financing activities	670,703	399,699	(30,352)

Net increase (decrease) in cash, cash equivalents and restricted cash	193,452	154,034	(3,002)
Cash, cash equivalents and restricted cash at beginning of period	159,867	5,833	8,835
Cash, cash equivalents and restricted cash at end of period	$353,319	$159,867	$5,833

Non-cash investing and financing activities:
Capitalized depreciation in property, plant and equipment	$350	$450	$432
Capitalized stock-based compensation	653	624	539
Property, plant and equipment and equipment held for lease additions incurred but not paid at period-end	91,716	9,580	1,284
Reclassification of assets held for sale to property, plant and equipment	—	3,000	—
Additions to property, plant and equipment through finance leases	4,019	1,536	2,012
Issuance of common stock for business acquisition	19,280	186,378	—

Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	$22,406	$11,458	$2,958
Interest received	6,729	1,464	143
Income taxes paid, net of refunds	799	503	478
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
Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest in accordance with ASC 810, Consolidation. All material intercompany balances and transactions have been eliminated in consolidation.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”). If the entity is not a VIE, the Company evaluates whether it has control through voting interests.

Variable Interest Entities. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company consolidates a VIE when it is the primary beneficiary, which occurs when the Company has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company reassesses whether an entity is a VIE and whether it is the primary beneficiary upon the occurrence of reconsideration events, as defined in ASC 810, or when changes in facts and circumstances indicate that reconsideration is necessary.
Voting Interest Entities. Voting interest entities are entities in which the equity investors have equity investment at risk that is sufficient to finance the entity’s activities independently and, as a group, possess the characteristics of a controlling financial interest, including the power to direct the activities that most significantly impact the entity’s economic performance through voting or similar rights.
The Company consolidates voting interest entities when it holds a majority voting interest, unless control does not rest with the majority owner due to veto rights or other substantive participating rights held by other equity holders.
Non-controlling interests represent the portion of profit or loss and net assets attributable to equity interests in consolidated subsidiaries that are not owned by the Company. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets and as a separate line item in the consolidated statements of operations.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of contingent liabilities.
The most significant estimates and assumptions relate to:
•fair value measurements in business combinations,
•allowance for credit losses,
•income taxes,
•fair value of performance-based restricted stock units,
•future cash flows associated with goodwill and long-lived asset impairment evaluations, and
•tax receivable agreement liability.
Actual results could differ from these estimates.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid, investments with an original maturity of three months or less to be cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Cash balances at times may exceed federally-insured limits. We have not incurred losses related to these deposits.
Restricted Cash
Restricted cash consists of amounts that are subject to contractual agreements or designated for specific purposes and, as such, are not available for general use. These amounts are classified as restricted cash in the consolidated balance sheets. As of December 31, 2025, the Company had zero restricted cash, as previously restricted funds were utilized for growth-related capital expenditures. As of December 31, 2024, restricted cash was designated for capital expenditures related to on-order power generation assets.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that total to the same amounts shown in the consolidated statements of cash flows.

	December 31,
	2025	2024
Cash and cash equivalents	$353.3	$114.3
Restricted cash	—	45.6
Cash and cash equivalents and restricted cash	$353.3	$159.9
Accounts Receivable and Related Allowances
Accounts receivable, which consist of trade receivables, unbilled revenue, and operating lease receivables, are stated at the net amount expected to be collected. We record accounts receivable at the invoiced amount, and unbilled receivables represent revenues recognized but not yet invoiced. Accounts receivable are presented net of allowances for credit losses and uncollectible accounts, as applicable.
Trade Receivables
Trade receivables are evaluated for impairment under ASC 326, Financial Instruments – Credit Losses, using the current expected credit losses (“CECL”) methodology. In determining the allowance for credit losses, we pool trade receivables with similar risk characteristics and consider a number of current conditions, past events and other factors, including the length of time trade accounts receivable are past due, previous loss history and the condition of the general economy and the industry as a whole, and apply an expected loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Along with the expected credit loss percentage approach, we apply a case-by-case review on individual trade receivables when deemed appropriate. The expense associated with the provision for credit losses on trade receivables is recognized in other operating expenses, net in our consolidated statements of operations. Accounts deemed uncollectible are written off against the allowance when our customers’ financial condition deteriorates, impairing their ability to make payments, such as upon customer bankruptcies. Subsequent recoveries, if any, are credited to the allowance.
Operating Lease Receivables
Operating lease receivables represent the Company’s right to receive lease payments under ASC 842, Leases. Collectability of lease payments is assessed at lease commencement and reassessed throughout the lease term. At lease commencement, the Company may collect the first and last month’s rent in advance, which serve as collateral to mitigate credit risk. If collectability of substantially all lease payments is probable at lease commencement, leasing revenue is recognized on a straight-line basis over the lease term. For leases meeting this recognition threshold, the Company records an allowance for uncollectable operating lease receivables, as necessary, in accordance with ASC 450, Contingencies. The allowance is based on historical loss experience, current customer-specific conditions, and relevant economic factors without incorporating forward-looking expected losses under CECL. If collectability of substantially all lease payments is not probable, we recognize leasing revenue on a cash basis.
The following table presents activity related to our allowance for credit losses and uncollectible operating lease receivables.

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1.3	$1.0	$0.4
Provision for credit losses	1.0	0.3	0.8
Provision for uncollectible operating lease receivables	0.2	—	—
Write-offs	(0.8)	—	(0.2)
Balance at end of period	$1.7	$1.3	$1.0

Inventories
Inventories managed in our Solaris Logistics Solutions segment primarily consist of raw materials used in the manufacturing and maintenance of the Company’s oil and gas logistics equipment. Inventories managed in our Solaris Power Solutions segment primarily consist of maintenance spare parts for equipment held for lease.
Inventories are stated at the lower of weighted-average cost or net realizable value. Net realizable value is determined based on the expected utility of the inventory in our operations and considers factors such as inventory quality, excess quantities, obsolescence, and expected usage levels in our manufacturing and maintenance processes. Inventory expected to be used beyond 12 months is classified as non-current on our consolidated balance sheets. Inventory write-downs to net realizable value, including for obsolete inventory, are recorded in cost of services or cost of leasing revenue, as applicable.
Property, Plant and Equipment and Equipment Held for Lease
Property, plant and equipment and equipment held for lease are stated at cost (or fair value at the acquisition date for assets acquired in a business combination), net of accumulated depreciation.
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets except for turbine engine cores. Turbine engine cores represent a significant component of our turbines and are depreciated using the units of production method based on an expected life of 30,000 fired hours. To reflect this distinct depreciation method and usage-based nature of these assets, turbine engine cores are presented as a separate line item in the table below, Power Generation - Turbine engine core.
We capitalize interest on borrowings to the extent they are incurred during the construction or acquisition period of qualifying assets in accordance with ASC 835-20, Interest – Capitalization of Interest. Qualifying assets are assets which require a substantial period of time to get ready for its intended use, such as certain power generation equipment. The amount capitalized is based on the weighted-average expenditures incurred and applicable interest rates on specific or general borrowings. Capitalized interest is included in the cost basis of the related asset and is depreciated over the asset’s estimated useful life once the asset is substantially complete and ready for its intended use. Capitalization of interest ceases when the qualifying asset is substantially complete.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, equipment held for lease, definite-lived intangible assets and right-of-use lease assets, are held for use and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes may include insufficient cash flows, changes in business plans, or plans to dispose of assets before the end of their estimated useful lives. We first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. Recoverability is assessed by comparing the carrying amount of the asset group to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset group’s fair value. Fair value is determined using discounted cash flow analyses, which incorporate significant management estimates and assumptions, including forecasts of future operating performance (such as revenue growth rates and expected profitability margins), estimates of the remaining useful lives and service potential of the assets within the asset group, and a discount rate based on the Company’s weighted-average cost of capital.
There were no impairment losses recognized in the years ended December 31, 2025 and 2024. In 2023, we recorded an impairment loss of $1.4 million related to certain property, plant and equipment.
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
We assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If such conditions are identified, we then perform a quantitative analysis, comparing the fair value of the reporting unit to its carrying amount to assess for impairment. There were no goodwill impairment losses recognized in the years ended December 31, 2025, 2024 and 2023.
The following table presents the changes in the carrying amount of goodwill by reportable segment.

	Solaris Logistics Solutions	Solaris Power Solutions	Total
Balance at December 31, 2023	$13.0	$—	$13.0
Acquisition of MER	—	91.0	91.0
Balance at December 31, 2024	$13.0	$91.0	$104.0
Acquisition of HVMVLV	$—	$2.1	$2.1
Measurement period adjustment (1)	—	(0.7)	(0.7)
Balance at December 31, 2025	$13.0	$92.4	$105.4
(1)The measurement period adjustment for the Solaris Power Solutions segment relates to an adjustment of the deferred tax liability assumed in the MER Acquisition.

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
Capped call transactions entered into concurrently with the issuance of convertible notes are accounted for as separate freestanding financial instruments. These transactions are evaluated under ASC 815-40, and, when they meet the criteria for equity classification, are recorded as a reduction to additional paid-in capital within stockholder’s equity. Capped calls classified in equity are not subsequently remeasured. The capped calls do not affect the rights of the convertible note holders and are designed to reduce potential dilution to Class A common stock upon conversion of the related notes.
Leases
The Company accounts for leases in accordance with ASC 842, Leases.
Lessee Arrangements
At lease commencement, the Company classifies leases as either operating leases or finance leases. The Company does not recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases (i.e., leases with a term of 12 months or less). Short-term lease costs are recognized on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from long-term leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate reflects the estimated interest rate the Company would pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease terms may include options to extend or terminate the lease when it is reasonably certain such options will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
The Company’s lessee arrangements may contain both lease and non-lease components. Non-lease components, such as maintenance costs, are excluded from the measurement of ROU assets and lease liabilities and are recognized as incurred. The Company’s lessee arrangements do not include residual value guarantees.
Lessor Arrangements
The Company acts as a lessor in certain operating lease arrangements related to the provision of power generation, power control, and power distribution systems. These arrangements include lease components consisting primarily of the rental of turbine equipment and power control and distribution panels, which represent identified assets and convey the right to control the use of those assets to customers for stated periods.
The stated rental price for the turbine equipment includes operations and maintenance activities that are provided over the same period and in the same pattern as the related lease component. The Company has elected the lessor practical expedient to not separate these non-lease components (operations and maintenance) from the lease component (rental of turbine equipment). Accordingly, consideration related to these activities is recognized as leasing revenue under ASC 842.
The Company provides other elements, including ancillary equipment such as generators, trailers, cables, and switchgears, which are separately priced. These items are necessary to enable full operation of the turbine systems but are evaluated as distinct from the primary turbine lease components and do not convey the right to control the use of an identified asset. Commissioning and decommissioning services are also provided and do not transfer in the same pattern as the lease component. These elements are separated from the lease component and accounted for as distinct performance obligations under ASC 606, Revenue from Contracts with Customers, with the related consideration recognized as service revenue.
Certain arrangements also include subleases of equipment to customers. These subleases are classified as operating leases, and the related income is recognized on a straight-line basis over the lease term and included in leasing revenue.
The Company’s lessor arrangements do not include residual value guarantees.
Revenue Recognition
Service Revenue
Service revenue is primarily derived from providing services related to the Company’s mobile proppant and fluid management systems (“Systems”), last mile logistics management services, and ancillary equipment and other distinct elements (including generators, trailers, cables, switchgear, mobilization, demobilization, commissioning, and decommissioning) associated with rental equipment arrangements.
The Company recognizes service revenue upon the transfer of control of promised services (or distinct goods) to customers in an amount that reflects the consideration expected to be received. The Company evaluates collectability based on historical payment experience and customer financial condition. Customers are generally billed on a weekly or monthly basis, and contracts typically include payment terms of 30 to 60 days.
For contracts with multiple performance obligations, the transaction price is allocated based on relative stand-alone selling prices, or estimates of such prices, and revenue is recognized as each performance obligation is satisfied. Revenue from Systems, last mile logistics, and ancillary equipment is primarily recognized over time as customers simultaneously receive and consume the benefits. Mobilization, demobilization, commissioning, and decommissioning services are recognized at a point in time upon completion.
Receivables and Contract Assets
The following table presents the balances of receivables and contract assets arising from contracts with customers. Receivables represent amounts due from customers for goods and services that have been billed. Contract assets represent amounts earned from performance under a contract but not yet billed to the customer (unbilled receivables).

	December 31,
	2025	2024	2023
Receivables	$64.3	$50.3	$49.0
Contract assets (unbilled receivables)	11.7	9.0	13.5
Variable consideration may include discounts, price concessions and incentives. The Company estimates variable consideration based on the expected amount to be received and updates its estimate as facts and circumstances change.
Leasing Revenue
Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased assets. Lease payments are fixed throughout the lease term. Leasing arrangements may be renewed, subject to price negotiations with customers.
Future minimum lease payments to be received under our long-term lessor arrangements as of December 31, 2025, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Year Ending December 31,	Future Lease Payments to be Received
2026	$396.8
2027	346.9
2028	349.1
2029	349.1
2030	340.1
Thereafter	451.0
Total	$2,233.0
Disaggregation of Revenue
We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606 and leasing revenue recognized under ASC 842. The table below presents information on our disaggregated revenue.

	Year Ended December 31,
	2025	2024	2023

Solaris Power Solutions
Leasing revenue	$267.9	$36.4	$—
Service revenue	65.6	2.2	—
Solaris Logistics Solutions
Service revenue	288.7	274.5	292.9
Total revenue	$622.2	$313.1	$292.9
Deferred Revenue
Deferred revenue arises from our lessor arrangements and consists of amounts received in advance that have not yet been earned. It may also include uncollected amounts related to the final month’s rent that have been billed.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to compensation expense on a straight-line basis over the awards’ vesting period, which is generally the requisite service period. Forfeitures of stock-based compensation are recognized as they occur.
For time-based restricted stock awards, fair value is determined based on the closing market price of the underlying Class A common stock on the grant date.
For performance-based restricted stock units subject to market conditions, the grant date fair value is estimated using a Monte Carlo simulation model. This valuation involves significant judgments and estimates, including expected stock price volatility, risk-free interest rates, expected term, and correlation of the Company’s stock price to relevant market or peer indices.
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
See Note 17. “Income Taxes” for additional information regarding income taxes.
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
New Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of information included in a reporting entity’s income tax disclosures through effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted the provisions of this ASU and has included the required disclosures in its consolidated financial statements. The provisions of this ASU have been applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 17. “Income Taxes” for additional disclosures.
Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses thirty-three items, representing codification changes that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the rules on capitalizing costs related to developing software for internal purposes, eliminating the use of specific project phases and introducing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This standard applies to annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential effects of this ASU on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU simplifies the Current Expected Losses model, including a practical expedient that allows entities to assume current economic conditions will remain stable over the life of the short-term accounts receivable and contract assets arising from revenue contracts under ASC 606, without the need to forecast future economic conditions. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its consolidated financial statements.
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
3.    Variable Interest Entities
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
The Rental Agreement lease commences upon completion of equipment deployment and commissioning activities. As of December 31, 2025, the lease had not yet commenced, and therefore no rental revenue was recognized during the year ended December 31, 2025.
The Company evaluated its interest in Stateline under ASC 810 and determined that Stateline is a variable interest entity. This conclusion was made because Stateline’s equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support, and the equity holders as a group lack the characteristics of a controlling financial interest.

Stateline is consolidated in the Company’s consolidated financial statements within the Solaris Power Solutions segment because the Company is the primary beneficiary. The Company, through Solaris LLC, is the primary beneficiary of Stateline because it has both (i) the power to direct the activities that most significantly impact Stateline’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to Stateline. This power is derived primarily from the Company’s control of Stateline Operator, which has broad authority over operations, budgeting, and expenditures, as well as the Company’s exclusive rights to manage and redeploy Stateline’s assets, subject to certain conditions. Although Stateline’s governance structure includes a board with two representatives appointed by the Company and two by MZX, the Company’s operational and asset management rights provide it with control over the activities that most significantly affect Stateline’s economic performance.
The contribution of assets by Solaris LLC to Stateline was accounted for as a common control transaction. Accordingly, the assets transferred were recognized at their historical carrying amounts, consistent with the treatment that would have applied had the transfer not occurred, and no gain or loss was recognized. The cash contribution by MZX resulted in the recognition of a non-controlling interest representing MZX’s 49.9% equity ownership. This non-controlling interest is presented within a single line item in equity in the Company’s consolidated balance sheets, together with other non-controlling interests. Refer to Note 14. “Equity and Non-controlling Interest” for a breakdown of non-controlling interest by entity.
On May 23, 2025, Stateline entered into a delayed draw term loan facility to partially finance the power generation equipment to be used under the Rental Agreement. Refer to Note 11. “Debt – Stateline Term Loan” for additional information.
The Company did not provide any financial support to Stateline during the year ended December 31, 2025 that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. As of December 31, 2025. the Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million.
The assets of Stateline may be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company or its other subsidiaries.
The following table summarizes Stateline’s assets and liabilities, included in the Company’s consolidated balance sheet as of December 31, 2025.

December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$27.9
Accounts receivable	0.6
Total current assets	28.5
Equipment held for lease	354.9
Other assets	3.7
Total assets	$387.1
Liabilities
Current liabilities:
Accounts payable	$1.4
Accrued liabilities	31.7
Long-term debt, current portion	4.0
Total current liabilities	37.1
Long-term debt, net of current portion	180.0
Total liabilities	$217.1

4.         Business Combinations
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
The HVMVLV Acquisition was accounted for as a business combination using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $59.7 million, consisting of the following amounts:

Amount
Issuance of 696,028 Solaris LLC units and an equal number of Class B common stock (the “HVMVLV equity consideration”)	$19.3
Settlement of pre-existing short-term loan receivable from HVMVLV	3.9
Cash consideration (net of working capital adjustments)	29.1
Cash paid for HVMVLV's closing cash balance	7.4
Fair value of total purchase consideration transferred	$59.7
The fair value of the HVMVLV equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $27.70 per share. Solaris LLC Units are exchangeable for shares of Class A common stock on a one-for-one basis through their associated Class B common stock (See Note 14. “Equity and Non-controlling Interest”). Accordingly, the Class A common stock price was used to estimate the fair value of the equity consideration transferred.
On April 3, 2025, the Company extended a short-term loan to HVMVLV with a principal amount of $7.6 million. As of the acquisition date, the loan receivable increased to $7.8 million due to accrued interest. In connection with the HVMVLV Acquisition, $3.9 million of the outstanding loan receivable was settled through a reduction of the equity consideration otherwise payable to the seller, and the remaining $3.9 million was settled through a reduction of the cash consideration payable at closing.
The net cash consideration for the acquisition was $29.1 million, after final working capital adjustments. The table below outlines the allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values as of the acquisition date.

Amount
Cash	$7.4
Accounts receivable	6.0
Prepaid expenses and other current assets	0.1
Equipment held for lease	45.7
Intangible assets - covenant not to compete	0.5
Other assets	0.2
Total assets acquired	$59.9

Accounts payable	$1.8
Accrued liabilities	0.5
Total liabilities assumed	$2.3

Net assets acquired	57.6

Goodwill	$2.1

The fair value of the acquired equipment held for lease was determined using both cost and market approaches. The cost approach involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish fair market value. The fair value of the covenant not to compete was determined using the income approach, specifically the with-and-without method. This method estimates the present value of the incremental cash flows we expect to realize due to the existence of the covenant, measured as the difference between the projected cash flows of the acquired business with the covenant in place and those that would be expected absent such restrictions. The covenant not to compete is amortized over its estimated useful life, which approximates its contractual term.
Goodwill of $2.1 million, allocated to the Solaris Power Solutions segment, represents the excess of the purchase consideration over the fair value of identifiable net assets acquired and reflects the assembled workforce and expected growth opportunities from the acquisition. We estimate that the full amount of goodwill will be deductible for tax purposes, subject to completion of our final tax analysis. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment exist.
The Company incurred acquisition-related costs of $0.4 million for the year ended December 31, 2025. These costs primarily consisted of legal and consulting fees and are included in other operating expenses, net in the consolidated statements of operations.
For the year ended December 31, 2025, the consolidated statements of operations included revenue of $14.0 million and pre-tax income of $5.2 million from the HVMVLV Acquisition.
On January 28, 2026, HVMVLV, LLC was formally changed to Solaris Power Distribution Solutions, LLC. References to the acquired entity in these consolidated financial statements use its name at the date of acquisition, where relevant, such as in the consolidated statements of changes in stockholders' equity.
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

Amount
Issuance of 16,464,778 Solaris LLC units and an equal number of Class B common stock (the “MER equity consideration”)	$186.4
Cash paid for capital expenditures reimbursement	77.1
Cash consideration (net of working capital adjustments)	44.9
Cash paid for MER's closing cash balance	14.7
Fair value of total purchase consideration transferred	$323.1
The fair value of the MER equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $11.32 per share. Solaris LLC Units are exchangeable for shares of Class A common stock on a one-for-one basis through their associated Class B common stock (See Note 14. “Equity and Non-controlling Interest”). Accordingly, the Class A common stock price was used to estimate the fair value of the equity consideration transferred.
According to the contribution agreement, if Solaris has any indemnity claim against the sellers of the acquired business (the “Sellers”), the Sellers will satisfy such claims by surrendering a portion of the equity consideration, up to a maximum of 3,305,891 Class B common shares (the “indemnity equity”). In accordance with the agreement, half of the indemnity equity was released to the Sellers on the 9-month anniversary of the acquisition date due to absence of indemnity claims at that time, with the remaining half to be released on the 18-month anniversary, subject to any pending or asserted indemnity claims.

The equity consideration is subject to contractual sale restrictions, resulting from a lock-up period of 180 days following the acquisition closing date, as stipulated in the lock-up agreements between the Sellers and Solaris. The restrictions on indemnity equity will remain in effect until the respective release dates.
The net cash consideration for the acquisition was $122.0 million, after final working capital adjustments. The table below outlines the allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values as of the acquisition date.

Amount
Cash	$14.7
Accounts receivable	7.5
Inventories	2.5
Prepaid expenses and other current assets	0.1
Property and equipment and equipment held for lease	158.7
Operating lease right-of-use assets	0.4
Intangible assets - customer relationships (1)	65.9
Intangible assets - trademarks (2)	8.0
Total assets acquired	$257.8

Accounts payable	$5.0
Accrued liabilities	0.7
Deferred revenue	11.9
Operating lease liabilities	0.4
Finance lease liabilities	0.2
Deferred tax liabilities	6.8
Total liabilities assumed	$25.0

Net assets acquired	232.8

Goodwill	$90.3
(1)Customer relationships are being amortized over a weighted average period of 9.3 years.
(2)Trademarks are being amortized over a weighted average period of 5 years.

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
Goodwill of $90.3 million, allocated to the Solaris Power Solutions segment, represents the excess of the purchase consideration over the fair value of identifiable net assets acquired and reflects the assembled workforce and expected growth opportunities from the acquisition. Of this amount, $12.5 million is deductible for tax purposes. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment exist.
The Company incurred acquisition-related costs of $4.4 million for the year ended December 31, 2024. These costs primarily consisted of legal and consulting fees and are included in other operating expenses, net in our consolidated statement of operations.

For the year ended December 31, 2024 our consolidated statements of operations included total revenue of $38.6 million and pre-tax income of $18.1 million from the MER Acquisition.
Pro Forma
The following table reflects unaudited pro forma revenues and net income for the years ended December 31, 2025, 2024 and 2023, assuming the MER Acquisition occurred on January 1, 2023 and the HVMVLV Acquisition occurred on January 1, 2024. It also includes non-recurring pro forma adjustments to exclude the aforementioned acquisition-related costs. These unaudited pro forma amounts are not necessarily indicative of the actual results that would have been achieved during the periods presented, nor do they predict future performance.

	Year Ended December 31,
unaudited	2025	2024	2023
Revenue	$663.7	$675.3	$295.4
Net income	$69.1	$54.4	$—
On June 2, 2025, Mobile Energy Rentals, LLC was formally changed to Solaris Power Solutions, LLC. References to the acquired entity in these consolidated financial statements use its name at the date of acquisition, where relevant, such as in the consolidated statements of changes in stockholders' equity.
5.         Business Segments
We report two distinct business segments. These segments differ by their revenue-generating activities and align with how our Co-Chief Executive Officers, who are our chief operating decision makers (“CODMs”), assess operating performance and allocate resources.
Our reporting segments are:
•Solaris Power Solutions – delivers power generation and distribution solutions. The segment’s offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure.
•Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’ equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.
Our CODMs evaluate the performance of our business segments and allocate resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.
In making resource allocation decisions, our CODMs primarily consider budget-to-actual variances in Adjusted EBITDA on a monthly basis.

Summarized financial information by business segment is shown below.

	Year Ended December 31,
	2025	2024	2023
Revenue
Solaris Power Solutions	$333.5	$38.6	$—
Solaris Logistics Solutions	288.7	274.5	292.9
Total revenues	$622.2	$313.1	$292.9

Adjusted EBITDA
Solaris Power Solutions	$189.1	$26.8	$—
Solaris Logistics Solutions	88.9	97.6	115.1
Total segment adjusted EBITDA	$278.0	$124.4	$115.1

Capital expenditures
Solaris Power Solutions	$639.4	$180.7	$—
Solaris Logistics Solutions	7.0	7.4	63.5
Total segment capital expenditures	$646.4	$188.1	$63.5
Corporate capital expenditures	0.4	0.3	0.9
Consolidated capital expenditures	$646.8	$188.4	$64.4

The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Year Ended December 31,
	2025	2024	2023
Total segment adjusted EBITDA	$278.0	$124.4	$115.1
Depreciation and amortization	(84.3)	(47.2)	(36.2)
Interest expense	(27.6)	(13.3)	(3.5)
Interest income	6.7	1.5	0.1
Loss on extinguishment of debt	(41.5)	(4.1)	—
Corporate expenses (1)	(33.8)	(21.3)	(18.4)
Property tax contingency	—	2.5	—
Accrued property tax	—	1.8	—
Change in payables related to Tax Receivable Agreement	(2.4)	1.6	—
Gain on sale of Kingfisher facility	—	7.5	—
Stock-based compensation expense	(19.7)	(10.6)	(7.7)
Impairment of fixed assets	—	—	(1.4)
Transaction and acquisition-related costs	(2.2)	(4.4)	—
Other (2)	(0.1)	(1.5)	(1.4)
Income before income tax expense	$73.1	$36.9	$46.6
(1)Corporate expenses include corporate employee salaries and expenses, headquarter office rental, and legal and professional fees.
(2)Other includes the net effect of credit losses, ERP implementation costs, legal fees incurred to execute debt amendments, loss/gain on disposal of assets, transaction costs incurred for activities related to acquisition opportunities, inventory write-offs and other settlements.
Segment assets are presented below.

	December 31,
	2025	2024
Segment assets:
Solaris Power Solutions	$1,341.7	$542.9
Solaris Logistics Solutions	349.6	371.7
Total segment assets (1)	$1,691.3	$914.6
Corporate assets (2)	451.8	215.9
Consolidated assets	$2,143.1	$1,130.5
(1)Segment assets consist of accounts receivable, prepaid expenses, inventories, goodwill and long-lived assets.
(2)Corporate assets consist of cash and cash equivalents, restricted cash, prepaid expenses, deferred tax assets and other assets.

Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Solaris Power Solutions
Labor cost	$23.7	$3.0	$—
Repairs and maintenance	14.4	1.7	—
Equipment rental (1)	85.9	5.4	—
Other segment items (2)	20.4	1.7	—
Total	$144.4	$11.8	$—

Solaris Logistics Solutions
Labor cost	$46.4	$47.8	$47.9
Repairs and maintenance	13.3	14.8	19.2
Trucking and mobilizations (3)	129.3	102.9	96.2
Other segment items (4)	10.8	11.4	14.5
Total	$199.8	$176.9	$177.8
(1)Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(2)Other segment items for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs.
(3)Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment.
(4)Other segment items for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance other costs.
Major customers are defined as those that individually account for more than 10% of the Company’s annual revenue. The table below outlines the revenue from our major customers, along with their respective percentages of total consolidated revenue. Customers A and B are part of the Solaris Logistics Solutions segment, while Customer C belongs to the Solaris Power Solutions segment.

	2025	2024	2023
Customer A	$79.5 million, or 12.8%	$54.6 million, or 17.4%	$35.1 million, or 12.0%
Customer B	-	$36.6 million, or 11.7%	$35.7 million, or 12.2%
Customer C	$294.4 million, or 47.3%	$37.0 million, or 11.8%	-

6.         Property, Plant and Equipment
Property, plant and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Oil and gas logistics equipment	$455.9	$447.2
Logistics equipment in progress	10.5	17.1
Vehicles	13.1	13.9
Machinery and equipment	8.7	6.4
Buildings	4.9	4.9
Computer hardware and software	5.0	4.6
Land	0.6	0.6
Furniture and fixtures	1.4	1.4
Property, plant and equipment, gross	$500.1	$496.1
Less: accumulated depreciation	(228.9)	(197.3)
Property, plant and equipment, net	$271.2	$298.8
As of December 31, 2025 and 2024, the Company had property, plant and equipment under finance leases with a cost of $10.9 million and $10.5 million, respectively, and accumulated depreciation of $6.2 million and $6.3 million, respectively.
The Company recorded property, plant and equipment depreciation expense of $37.7 million, $40.5 million and $35.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
7.         Equipment Held for Lease

	December 31,
	2025	2024
Power Generation - Turbine	$376.3	$133.6
Power Generation - Turbine engine core	140.5	39.7
Power Generation - Ancillary equipment	68.3	19.0
Power control and distribution equipment	47.4	—
Construction in progress	481.3	153.6
Equipment held for lease, gross	$1,113.8	$345.9
Less: accumulated depreciation	(39.7)	(6.0)
Total equipment held for lease, net	$1,074.1	$339.9

Included in equipment held for lease is construction in progress, which represents deposits and progress billings for turbines and other equipment that has not yet been delivered. Depreciation will begin once these assets are delivered and ready for their intended use, which is expected to occur within the next 12 months.
For the year ended December 31, 2025, 2024, and 2023, total interest cost incurred was $41.2 million, $14.8 million and $3.5 million, respectively. Of these amounts, $13.6 million and $1.5 million were capitalized during 2025 and 2024, respectively. No interest was capitalized during 2023. The remaining amounts were recognized as interest expense in the statements of operations.
For the year ended December 31, 2025, depreciation expense related to equipment held for lease was $34.4 million. For the period from September 11, 2024 (MER Acquisition closing date) to December 31, 2024, depreciation expense related to equipment held for lease was $6.0 million.
8.         Intangible Assets
Intangible assets consist of the following:

	Gross	Accumulated Amortization	Net Book Value
As of December 31, 2025:
Customer relationships	$66.0	$(12.5)	$53.5
Trademarks	8.0	(2.1)	5.9
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.6	$(14.8)	$59.8

As of December 31, 2024:
Customer relationships	$66.0	$(2.0)	$64.0
Trademarks	8.0	(0.5)	7.5
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.1	$(2.6)	$71.5
During the years ended December 31, 2025, 2024 and 2023, amortization expense related to intangible assets was $12.2 million, $3.2 million and $0.7 million, respectively.
As of December 31, 2025, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2026	$10.7
2027	10.4
2028	8.9
2029	7.8
2030	5.9
Thereafter	16.1
Total estimated amortization expense	$59.8
The weighted-average remaining useful life of intangible assets as of December 31, 2025 was 7.5 years.
9.         Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Equipment held for lease	$36.0	$—
Employee related expenses	17.0	9.5
Selling, general and administrative	1.6	1.3
Operational cost accruals	10.0	9.8
Taxes payable	1.3	2.6
Interest payable	1.7	—
Accrued liabilities	$67.6	$23.2

10.         Leases
The Company leases offices and storage for our corporate and field locations under operating leases. Leases are held with third parties, with the exception of a commercial real estate lease with KTR Management Company, LLC, a related party. In addition, the rental of certain office space includes commitments related to the guarantee of a lease agreement with Solaris Energy Management, LLC, also a related party. Refer to Note 20. “Related Party Transactions” for additional information.
The Company subleases certain office space to a third party, which is classified as an operating lease. In addition, the Company leases equipment from third parties and subleases it to customers at a markup. Lease expense related to these activities is included in short-term lease cost - leasing operations, and the corresponding sublease income is included in sublease income - leasing operations in the table below.
Components of lease cost and sublease income were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2.6	$2.3	$1.6
Short-term lease cost:
Leasing operations	83.1	4.4	—
Other	0.9	1.7	0.9
Finance lease cost:
Amortization of ROU assets	3.2	3.0	2.5
Interest on lease liabilities	0.2	0.2	0.3
Total lease cost	$90.0	$11.6	$5.3

Sublease income:
Leasing operations	$(114.5)	$(6.5)	$—
Office space	(0.3)	(0.3)	(0.1)
Total sublease income	$(114.8)	$(6.8)	$(0.1)

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$2.9	2.2
2027	2.5	1.5
2028	1.8	0.7
2029	1.2	—
2030	1.2	—
Thereafter	3.2	—
Total future minimum lease payments	$12.8	$4.4
Less: effects of discounting	(2.4)	(0.3)
Total lease liabilities	$10.4	$4.1
In addition to the lease payments in the table above, as of December 31, 2025, undiscounted commitments for operating leases not yet commenced totaled $9.4 million related to corporate office expansions.
Future minimum lease payments due to us under the sublease of office space as of December 31, 2025 were as follows:

Year Ending December 31,	Sublease Income
2026	$0.4
2027	0.4
2028	0.3
Total minimum future rental income	$1.1
Supplemental cash flow and other information related to leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.7	$2.4	$2.5
Financing cash flows from finance leases	3.2	3.0	2.5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2.7	0.7	7.8
Finance leases	4.0	1.8	2.1
Lease terms and discount rates were as follows:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating leases	5.8 years	6.9 years
Finance leases	2.2 years	1.9 years
Weighted Average Discount Rate
Operating leases	6.8%	7.2%
Finance leases	6.1%	6.0%

11.         Debt
The following table summarizes our outstanding debt as of December 31, 2025 and 2024. Additional information regarding the Company’s material debt arrangements is provided below.

	December 31,
	2025	2024
Stateline term loan	$186.0	$—
Term loan (extinguished in 2025)	—	325.0
Less: unamortized debt financing costs	(2.0)	(9.3)
Total debt, net of debt financing costs	$184.0	$315.7
Less: current portion of long-term debt	(4.0)	(8.1)
Long-term debt	$180.0	$307.6
Stateline Term Loan
On May 23, 2025, Stateline entered into a Loan and Security Agreement (the “Stateline Term Loan”) with Stonebriar Commercial Finance LLC (“Stonebriar”), as lender, administrative agent, and collateral agent. The Company, through its subsidiary Solaris LLC, is the primary beneficiary of Stateline and therefore consolidates Stateline, including the Stateline Term Loan, in its consolidated financial statements. Refer to Note 3. “Variable Interest Entities” for additional information on the consolidation of Stateline.
The Stateline Term Loan provides for a delayed draw term loan facility with a maximum principal amount equal to the lesser of (i) $550.0 million and (ii) 80% of the total cost of the Equipment Collateral (as defined in the Stateline Term Loan). Advances under the facility are permitted through March 31, 2027. As of December 31, 2025, initial advances totaling $186.0 million had been drawn.
Each advance is initially evidenced by an interim note and subsequently converts into a converted note upon the occurrence of a specified conversion date (the “Conversion Date”). The Conversion Date for each advance is defined as the earliest of:
•The first day of the calendar quarter following the 90-day anniversary of “Go-Live” date (as defined in the Rental Agreement) of the applicable Equipment Collateral,
•April 1, 2027, or
•A mutually agreed-upon date by Stateline and Stonebriar.
Interest on interim notes accrues from the date of each advance at a variable rate (the “Floating Rate”) equal to 5.94% plus the greater of (i) the applicable Secured Overnight Financing Rate (“SOFR”) or (ii) 4.31%. The Floating Rate resets monthly on the first day of each calendar month, with interest payable monthly in arrears.
Upon conversion, each interim note becomes a converted note bearing interest at a fixed rate of 9.85% per annum, subject to a one-time adjustment based on then-prevailing U.S. Treasury rates and SOFR as of the business day prior to the Conversion Date. Once established, the fixed rate remains in effect for the 72-month term of the converted note. Interest on converted notes is payable monthly in arrears beginning in the month following the Conversion Date.
Principal repayments on converted notes begin in the month following the Conversion Date. Principal is amortized such that 80% is payable in equal monthly installments over the 72-month term, with the remaining 20% due as a balloon payment at maturity. Prepayments are permitted with at least 10 days’ prior notice to the lender. If made before March 31, 2028, prepayments are subject to a make-whole provision. Thereafter, prepayments are subject to a prepayment fee. Partial prepayments require lender consent.
The Stateline Term Loan includes customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, asset sales, and distributions. Beginning in the fiscal quarter ending March 31, 2027, Stateline is required to comply quarterly with the following financial covenants (as defined in the Stateline Term Loan):
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
Debt financing costs of $5.8 million were incurred in connection with the Stateline Term Loan. Of this amount, $2.1 million was deducted from the carrying value of the initial advances and is being amortized as interest expense over the term of the loans using the effective interest method. The remaining $3.7 million was deferred as other non-current assets and will be allocated proportionally upon additional advances.
Interest expense recognized in connection with the Stateline Term Loan was $5.9 million for the year ended December 31, 2025, all of which was capitalized as part of the cost of qualifying assets under ASC 835-20, Interest. As of December 31, 2025, $4.0 million of the outstanding principal balance was classified as current debt in the consolidated balance sheet.
The carrying amount of the Stateline Term Loan approximates its fair value as of December 31, 2025, due to its recent origination and variable interest rate that reflects current market conditions. The fair value measurement is classified as Level 2 under ASC 820, Fair Value Measurement.
Revolving Credit Facility
On October 2, 2024, the Company entered into a revolving credit facility with Bank of America, N.A., acting as agent for the participating lenders. The facility provides for borrowings up to the lesser of $75.0 million or a borrowing base determined by a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At the Company’s option, and provided certain conditions are met, the facility may be increased by up to an additional $50.0 million. Additionally, up to $10.0 million of the facility is available for the issuance of letters of credit. The facility matures on October 2, 2029, with provisions for earlier termination under certain conditions.
Borrowings under the facility bear interest, at Solaris’s option, at a rate equal to either (i) Term SOFR (as defined in the revolving facility) plus an applicable margin or (ii) the Base Rate (as defined in the revolving credit facility) plus an applicable margin. Contingent reimbursement obligations under letters of credit issued bear interest at the Base Rate. The margin applicable to revolving loans is 0.50% for Base Rate loans and 1.50% for Term SOFR loans. The applicable margin may increase by up to 0.50% based on the ratio of Solaris’s average daily availability during the most recent prior fiscal quarter to the size of the borrowing base during the most recent prior fiscal quarter.
The revolving credit facility includes customary covenants, including limitations on additional indebtedness, liens, and certain dispositions, investments and restricted payments. It also includes a springing financial covenant that requires Solaris to maintain a ratio, calculated using data from the four most recent fiscal quarters, of consolidated EBITDA minus unfinanced capital expenditures to fixed charges (which include principal and interest payments and the payments of certain dividends and distributions) of at least 1.00 to 1.00 as of the last day of each fiscal quarter while a Covenant Trigger Period (as defined in the revolving facility) is in effect.
The facility is secured by substantially all of the assets of the Company. Bank of America holds (i) a first-priority security interest in accounts receivable, deposit accounts, securities accounts, commodity accounts, chattel paper, inventory, customer contracts, and payment intangibles and (ii) a second priority security interest in substantially all other assets owned by the Company.
As of December 31, 2025, no amounts had been drawn under the facility, and availability under the borrowing base was $59.9 million. Total debt financing costs of $1.3 million related to the facility, incurred in connection with the initial execution of the facility and subsequent amendments, are recorded as non-current assets in the consolidated balance sheets and are being amortized as interest expense over the term of the facility using the straight-line method. If drawn, proceeds may be used for working capital and other general corporate purposes.

Term Loan Extinguishment
On October 8, 2025, the Company fully repaid its Term Loan, which had an outstanding balance of $325.0 million as of December 31, 2024 and which had a principal balance of $320.9 million at the time of extinguishment. The repayment was funded with proceeds from the issuance of convertible notes.
The repayment extinguished the Term Loan in full and resulted in a loss on extinguishment of debt of $41.5 million, primarily consisting of $32.0 million prepayment penalty and write-off of $9.4 million of unamortized debt issuance costs, which was recognized in the consolidated statement of operations for the year ended December 31, 2025.
For additional information regarding the convertible notes issued in connection with the repayment of the Term Loan, see Note 12. “Convertible Notes.”
Payments of Debt Obligations Due by Period
The following table presents the Company’s expected future principal maturities of long-term debt (which consisted solely of the Stateline Term Loan) and convertible notes as of December 31, 2025.

Year Ending December 31,	Principal Repayments of Long-Term Debt	Principal Repayments of Convertible Notes
2026	$4.0	$—
2027	23.4	—
2028	24.8	—
2029	24.8	—
2030	24.8	155.0
Thereafter	84.2	747.5
Total	$186.0	$902.5
The expected maturities of the Stateline Term Loan are based solely on the outstanding principal balance of $186.0 million as of December 31, 2025 and assumed conversion dates in 2026 and 2027. Actual maturities may differ based on the timing of conversions and any prepayments. These estimates assume that the current advances convert in 2026 and 2027, with principal repayments commencing thereafter over a 72-month term for each converted note, of which 80% is amortized in equal monthly installments and 20% is due as a balloon payment at maturity.
Future draws under the Stateline Term Loan facility, which could total up to an additional $332.5 million based on the estimated total commitment utilization, are not reflected in the table above as they represent contingent future borrowings. Any such future borrowings would follow a similar maturity structure upon draw and conversion.
12.         Convertible Notes
On May 2, 2025 and October 8, 2025, the Company issued convertible senior notes due 2030 (the “2030 Notes”) and 2031 (the “2031 Notes”), respectively (collectively, the “Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of May 2, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a supplemental indenture (the “First Supplemental Indenture”), dated as of May 2, 2025, between the Company and the Trustee and a second supplemental indenture (the “Second Supplemental

Indenture”), dated as of October 8, 2025, between the Company and the Trustee. The following table summarizes the material terms of the Convertible Notes:

Term	2030 Notes	2031 Notes
Aggregate principal amount	$155.0 million	$747.5 million
Interest rate	4.75% per annum	0.25% per annum
Interest payment dates	May 1 and November 1	April 1 and October 1
Initial conversion rate	37.8896 shares of Class A common stock per $1,000 principal	17.4825 shares of Class A common stock per $1,000 principal
Initial conversion price	Approximately $26.39 per share	Approximately $57.20 per share
Maturity date	May 1, 2030	October 1, 2031
The Company received net proceeds of $150.3 million from the 2030 Notes and $730.7 million from the 2031 Notes, after deducting underwriting discounts and commissions. A portion of the net proceeds from the 2031 Notes was used to repay in full and extinguish the Term Loan. See Note 11. “Debt - Term Loan Extinguishment” for additional information.
The Convertible Notes are senior, unsecured obligations. They bear interest at the rates shown in the table above, payable semi-annually in arrears on the dates indicated, beginning on the first interest payment date following issuance.
The Convertible Notes are convertible into shares of the Company’s Class A common stock at the initial conversion rates shown in the table above, subject to customary anti-dilution adjustments in certain events, including stock splits, stock dividends, distributions, and specified corporate transactions. If converted at the initial rates, the 2030 Notes and 2031 Notes would result in 5,872,888 shares and 13,068,169 shares of Class A common stock, respectively. Upon a Make-Whole Fundamental Change (as defined in the respective supplemental indentures), the conversion rate may be increased for a limited period based on the trading price of the Class A common stock. The maximum increase is 13.2612 shares and 5.2447 shares per $1,000 principal amount for the 2030 Notes and 2031 Notes, respectively, potentially resulting in up to 2,055,486 and 3,920,413 additional shares, respectively, if all notes are converted during such period and fully settled in shares.
Holders may convert the Convertible Notes prior to maturity under the following circumstances:
•During any calendar quarter beginning after June 30, 2025 (for the 2030 Notes) or December 31, 2025 (for the 2031 Notes), if the last reported sale price of the Class A common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter;
•During the five business days following any 10 consecutive trading day period in which the trading price of the Convertible Notes is less than 98% of the product of the Class A common stock price and the applicable conversion rate;
•Upon the occurrence of certain specified corporate events, including specified distributions or a Fundamental Change (as defined in the respective supplemental indentures);
•For the 2030 Notes, at any time from February 1, 2030, and for the 2031 Notes, at any time from July 1, 2031, through the second scheduled trading day immediately preceding the respective maturity date; or
•If the Company calls the notes for redemption, at any time prior to the second business day before redemption date.
The Company may not redeem the 2030 Notes prior to May 1, 2028, or the 2031 Notes prior to October 2, 2028. On or after those dates, the Company may redeem all or a portion of the Convertible Notes for cash at par plus accrued and unpaid interest, provided that:
•The last reported sale price of the Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date; and

•The stock price condition is also satisfied on the trading day immediately preceding such notice date.
The redemption date must be on or before the 25th scheduled trading day for the 2030 Notes or 40th scheduled trading date for the 2031 Notes immediately preceding the maturity date. Partial redemptions are not permitted if less than $100.0 million aggregate principal amount of the respective series would remain outstanding following such redemption. A redemption will also constitute a Make-Whole Fundamental Change, which may trigger an increase in the conversion rate. Holders may convert their Convertible Notes until the second business day before the redemption date. Upon conversion, the Company may elect to settle the Convertible Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the respective supplemental indentures.
Concurrently with the pricing of the 2031 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped calls have a strike price of $57.20 and a cap price of $88.00 per share and cover, subject to customary anti-dilution adjustments, the same number of shares of Class A common stock initially underlying the 2031 Notes. The capped call transactions are designed to reduce potential dilution to Class A common stock and/or offset cash payments the Company may make upon conversion of the 2031 Notes.
The capped call transactions are separate from the 2031 Notes and do not affect holders’ rights under the applicable indenture. For accounting purposes, the capped call transactions were treated as freestanding equity-classified instruments and were recorded in stockholders’ equity at a total cost of $65.6 million, as a reduction to additional paid-in capital.
Under ASC 470-20, Debt with Conversion and Other Options, the Company accounted for the Convertible Notes as a single liability instrument, presented as convertible notes in the consolidated balance sheets.
The total transaction costs, consisting of underwriting discounts and commissions and third party issue costs, were $5.9 million for the 2030 Notes and $17.7 million for the 2031 Notes. These costs are presented as a direct deduction from the carrying amount of the Convertible Notes and are amortized to interest expense over the respective terms using the effective interest method. The effective interest rate is 5.6% for the 2030 Notes and 0.7% for the 2031 Notes.
A summary of the interest expense related to the Convertible Notes for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
Interest expense	$5.3
Discount amortization	1.3
Deferred debt issuance amortization	0.2
Less: capitalized interest	(1.8)
Convertible notes interest expense, net	$5.0
As of December 31, 2025, the components of the Convertible Notes were as follows:

	December 31, 2025
	2030 Notes	2031 Notes
Principal (par value)	$155.0	$747.5
Unamortized debt discount and costs	(5.2)	(16.9)
Net carrying amount	$149.8	$730.6
The Company estimates the fair value of the Convertible Notes using Level 1 inputs based on quoted market prices of the notes in active markets. As of December 31, 2025, the fair value of the 2030 Notes and 2031 Notes was $310.1 million and $815.1 million, respectively.

13.         Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures or discloses fair value in accordance with ASC 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels. The hierarchy gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels are defined as follows:
•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 - Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.
Recurring Fair Value Measurements
The Company has no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 or 2024.
Nonrecurring Fair Value Measurements
The Company’s nonrecurring fair value measurements primarily relate to assets acquired and liabilities assumed in connection with business combinations completed in 2025 and 2024. These assets and liabilities were recorded at their estimated fair values as of the respective acquisition dates.
The fair value measurements were determined using valuation techniques appropriate for the nature of the assets and liabilities and involved significant unobservable inputs. Accordingly, these measurements are classified within Level 3 of the fair value hierarchy. See Note 4., “Business Combinations” for additional information regarding valuation methodologies.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments not measured at fair value approximate their fair values due to their short-term nature or other characteristics, as follows:
•Cash, accounts receivable, accounts payable, accrued liabilities, and other current liabilities (including insurance premium financing) - These approximate fair value primarily because of their short maturities.
•Outstanding borrowings under variable-rate debt arrangements - These approximate fair value as the effective interest rates reset periodically to reflect current market rates.
•Finance and operating lease obligations - These approximate fair value as the incremental borrowing rates used to measure the liabilities approximate current market rates for similar obligations.
The Convertible Notes are carried at amortized cost. The related fair values together with the carrying amounts are disclosed in Note 12, “Convertible Notes”.
Credit Risk
The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents and trade receivables.
The Company maintains cash and cash equivalents with various financial institutions. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents (including restricted cash in 2024) totaled $353.3 million and $159.9 million, respectively. These balances are held in accounts that exceed the insured limits set by the Federal Deposit

Insurance Corporation, per institution. The Company monitors the financial health of these institutions on an ongoing basis and has not experienced any losses related to these deposits.
The majority of our accounts receivable have payment terms of 60 days or less. As of December 31, 2025, two customers accounted for 38% and 18% of our total accounts receivable. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.
14.         Equity and Non-controlling Interest
Preferred Stock
As of December 31, 2025 and 2024, the Company had 50,000,000 shares of preferred stock authorized, with a par value of $0.01 per share. The terms and conditions of any future issuance of preferred stock will be determined by the Company’s board of directors (the “Board”). No shares of preferred stock have been issued as of December 31, 2025 or 2024.
Class A Common Stock
As of December 31, 2025 and 2024, the Company had 53,081,277 and 38,012,796 shares of Class A common stock outstanding, respectively. Of these amounts, 1,951,305 and 2,039,321 were restricted as to sale or disposition. For additional details regarding restricted shares, see Note 16. “Stock-Based Compensation.”
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
Share Repurchase Program
On March 1, 2023, the Board authorized a share repurchase plan allowing the repurchase of up to $50.0 million of the Company’s Class A common stock until the plan terminates pursuant to its provisions. During the year ended December 31, 2025, the Company did not repurchase any shares of the Company’s Class A common stock. During the year ended December 31, 2024, the Company repurchased and retired 1,108,349 shares at an aggregate cost of $8.1 million, or $7.30 per share. During the year ended December 31, 2023, the Company repurchased and retired 3,163,778 shares at an aggregate cost of $26.4 million, or $8.37 per share.
As of December 31, 2025, the Company had repurchased and retired a cumulative total of 4,272,127 shares of Class A common stock under the plan at an aggregate cost of $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the repurchase authorization.
Dividends
To enable the Company to pay quarterly cash dividends to holders of its Class A common stock, Solaris LLC made cash distributions to its unitholders totaling $32.7 million, $23.1 million and $20.7 million during the years ended December 31, 2025, 2024, and 2023, respectively. Of these amounts, $21.8 million, $14.6 million, and $14.1 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock.

In addition, during the year ended December 31, 2025, Solaris LLC made pro rata distributions totaling $1.2 million to certain unitholders to enable the Company to satisfy its obligations under the Tax Receivable Agreement. See Note 17. “Income Taxes” for additional information regarding Tax Receivable Agreement.
Class B Common Stock
As of December 31, 2025 and 2024, the Company had 15,385,605 and 29,106,749 shares of Class B common stock outstanding, respectively. Solaris LLC Units can be exchanged for shares of Class A common stock on a one-for-one basis, subject to certain restrictions. Upon such exchange, an equal number of shares of Class B common stock is cancelled, and the Company's ownership interest in Solaris LLC increases accordingly.
During the years ended December 31, 2025 and 2024, holders exchanged 14,417,172 and 1,030,000 Solaris LLC Units, respectively, for an equal number of shares of Class A common stock, resulting in the cancellation of a corresponding number of shares of Class B common stock. No exchanges occurred during the year ended December 31, 2023.
Holders of Class B common stock are entitled to one vote per share and vote together with holders of Class A common stock as a single class on all matters submitted to stockholder votes. Holders of Class B common stock also hold an equivalent number of Solaris LLC units and, as members of Solaris LLC, are entitled to receive distributions from Solaris LLC generally at the same rate as dividends declared on the Company’s Class A common stock.
Non-controlling Interest
Non-controlling interest in the consolidated balance sheets represents the portion of equity in the Company’s consolidated subsidiaries not attributable to the Company. As of December 31, 2025 and 2024, non-controlling interest consisted of the following:

	December 31, 2025	December 31, 2024
Entity:
Solaris LLC	$176.4	$311.1
Stateline	86.5	—
Total	$262.9	$311.1
15.         Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A common stockholders by the weighted-average number of Class A common shares outstanding during the period. The Company’s unvested restricted stock awards are considered participating securities, as they entitle holders to non-forfeitable dividend rights, and basic EPS is therefore calculated using the two-class method.
Diluted EPS is computed by dividing net income attributable to Class A common stockholders (as adjusted, as shown in the table below) by the weighted-average number of Class A common shares outstanding during the period, increased for the assumed issuance of additional shares from potentially dilutive securities. For convertible debt instruments, the if-converted method is used, which assumes conversion at the beginning of the period (or at issuance, if later), and includes an adjustment to add back related after-tax interest expense to the numerator. Potentially dilutive securities are excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Earnings per share:	2025	2024	2023
Numerator
Net income attributable to Solaris Energy Infrastructure Inc.	$30.2	$15.8	$24.3
Less income attributable to participating securities	(1.3)	(1.0)	(1.1)
Net income attributable to common stockholders - basic	$28.9	$14.8	$23.2
Convertible notes interest charge, net of tax	3.8	—	—
Net income attributable to common stockholders - diluted	$32.7	$14.8	$23.2

Denominator
Basic weighted average shares of Class A common stock outstanding	41,858,735	28,763,187	29,693,422
Effect of dilutive securities:
Dilutive convertible notes	6,917,364	—	—
Performance-based restricted stock units	744,258	466,977	—
Stock options	—	4,982	—
Diluted weighted-average shares of Class A common stock outstanding	49,520,357	29,235,146	29,693,422

Earnings per share of Class A common stock - basic	$0.69	$0.51	$0.78
Earnings per share of Class A common stock - diluted	$0.66	$0.50	$0.78
The following weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Class B common stock	24,041,257	18,619,335	13,671,971
Restricted stock awards	1,899,637	1,924,664	1,466,069
Performance-based restricted stock units	—	—	134,488
Stock options	—	—	6,605
Total	25,940,894	20,543,999	15,279,133
16.         Stock-Based Compensation
Total stock-based compensation cost expensed in the statements of operations amounted to $23.4 million, $10.6 million and $7.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The tax benefit related to stock-based compensation was $3.3 million, $1.6 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Total stock-based compensation costs capitalized into property, plant, and equipment were $0.7 million, $0.6 million and 0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $38.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.
The Company’s long-term incentive plan, as amended (the “LTIP”), for employees, directors and consultants provides for the grant of any or all of the following types of stock-based awards: (i) incentive stock options qualified as such under United States federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards.
In accordance with the LTIP, 11,418,080 shares of Class A common stock were reserved for issuance for stock-based awards. As of December 31, 2025, 4,776,708 shares of Class A common stock remained available for future grants. Shares of Class A common stock withheld to satisfy exercise prices or tax withholding obligations are returned to the LTIP share pool and are available for reissue pursuant to other awards. The LTIP is administered by the Board, the Compensation Committee of the Board or an alternative committee appointed by the Board.
Below is a discussion of each of our active stock-based compensation arrangements.
Restricted Stock Awards
Restricted stock awards under the LTIP are subject to restrictions on sale or transfer, which generally lapse ratably over a three-year service period. In certain circumstances, such as change in control, these restrictions may be lapse earlier in accordance with the Company's established policies. Prior to vesting, holders of restricted stock awards are entitled to participate in dividends and have voting rights.
The fair market value of the underlying Class A common stock on the grant date is recognized as compensation expense on a straight-line basis over the requisite service period. The total fair value of shares vested was $11.0 million, $7.5 million and 6.3 million during 2025, 2024 and 2023, respectively.
The following table summarizes restricted stock activity during the years ended December 31:

	2025		2024		2023

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of year	2,039,321	$9.25	1,481,111	$9.93	1,295,728	$10.33
Granted	1,014,465	$36.66	1,368,746	$9.18	944,408	$9.34
Vested	(1,045,497)	$10.55	(752,985)	$9.93	(641,758)	$9.87
Forfeited	(56,984)	$21.44	(57,551)	$8.76	(117,267)	$9.98
Unvested at end of year	1,951,305	$21.29	2,039,321	$9.25	1,481,111	$9.93
Performance-based Restricted Stock Units
The Company grants performance-based restricted stock units (“PSUs”) to certain key employees. The actual number of shares earned at the end of each performance period is determined based on the Company’s achievement of predefined targets in the PSU agreement. The number of PSUs that may vest and settle in shares of Class A common stock ranges from 0% to 200% of the target award, depending on performance achieved. The performance criteria for the PSUs are split as follows:
•Relative PSUs: 50% of the PSUs are based on total shareholder return (“TSR”) relative to a predetermined peer group, calculated at the end of the performance period.
•Absolute PSUs: 50% of the PSUs are based on absolute TSR, calculated at the end of the performance period.
The PSUs are subject to a service condition, generally requiring continuous employment over a period of approximately one to three years from the grant date, depending on the applicable performance period. The PSUs may be settled in shares of Class A common stock or in cash, at the Company’s election. Dividends accrue on PSUs and are generally paid upon vesting.

The grant date fair value of the PSUs is determined using a Monte Carlo simulation method. The assumptions used in the Monte Carlo valuation are summarized in the table below. The risk-free interest rate used in the valuation was based on the U.S. Treasury rate for a term commensurate with the expected term of the awards. The resulting fair value is recognized as compensation expense on a straight-line basis over the requisite service period. The total fair value of shares vested was $3.7 million and $0.2 million during 2025 and 2024, respectively. No shares vested in 2023.

	2025	2024	2023
Risk-free interest rate	4.0%	4.3%	4.6%
Volatility	62.5%	52.4%	58.9%
The following table summarizes PSU activity during the years ended December 31:

	2025			2024			2023
	Number of Units		Weighted-Average Grant Date Fair Value per Unit	Number of Units		Weighted-Average Grant Date Fair Value per Unit	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Unvested at beginning of year	413,440		$11.72	172,212		$11.92	—	$—
Granted	175,612		$51.96	262,752		$11.47	176,898	$11.92
Vested	(54,365)	(1)	$34.15	(21,524)	(2)	$10.19	—	$—
Forfeited	—		$—	—		$—	(4,686)	$11.92
Unvested at end of year	534,687		$22.66	413,440		$11.72	172,212	$11.92
(1)Based on actual performance achieved versus target, the awards vested at 200%, resulting in PSUs representing 108,730 shares that were settled in cash.
(2)Based on actual performance achieved versus target, PSUs representing 16,910 shares were settled upon vesting.
17.         Income Taxes
Income Tax Expense
The components of the income tax expense are:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	(1.4)	1.5	0.5
Total current income tax expense	$(1.4)	$1.5	$0.5
Deferred:
Federal	$11.9	$6.1	$6.5
State	4.2	0.4	0.8
Total deferred income tax expense	$16.1	$6.5	$7.3
Income tax expense	$14.7	$8.0	$7.8

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income before taxes as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	15.3	21.0%	7.8	21.0%	9.8	21.0%
State and local income taxes, net of federal income tax effect (1)	3.1	4.3%	2.3	6.3%	1.0	2.1%
Non-controlling interest	(5.9)	(8.1)%	(2.8)	(7.5)%	(3.0)	(6.5)%
Executive compensation limitation	2.6	3.5%	0.1	0.2%	0.1	0.1%
Other nontaxable or nondeductible items	0.3	0.4%	0.6	1.7%	0.3	0.5%
Other adjustments	(0.7)	(1.0)%	—	—%	(0.4)	(0.4)%
Income tax expense	$14.7	20.1%	$8.0	21.7%	$7.8	16.8%
(1)State taxes in Mississippi make up the majority (greater than 50 percent) of the tax effect in this category in 2025. State taxes in Tennessee make up the majority (greater than 50 percent) of the tax effect in this category in 2024. State taxes in Texas and New Mexico make up the majority (greater than 50 percent) of the tax effect in this category in 2023.
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Imputed interest	$4.0	$3.7
Net operating loss carryforward	136.8	55.9
Interest limitation carryforward	—	1.3
Other	0.5	—
Total deferred tax assets	$141.3	$60.9
Deferred Tax Liabilities:
Investments in subsidiaries	$(9.9)	$(9.7)
Depreciation	(13.6)	(3.1)
Intangibles and other	(2.6)	(4.5)
Total deferred tax liabilities	$(26.1)	$(17.3)
Net deferred tax asset	$115.2	$43.6
The components of deferred tax assets and liabilities in the table above are presented before offsetting within tax jurisdictions. On the consolidated balance sheets, deferred tax assets and liabilities are netted by jurisdiction, resulting in a deferred tax asset of $122.6 million and a deferred tax liability of $7.4 million as of December 31, 2025.
As of December 31, 2025, the Company had approximately $595.8 million of federal net operating loss carryovers and $270.4 million of state net operating loss carryovers. $543.0 million of such federal net operating loss carryovers have no expiration date, and the remaining $52.8 million of federal net operating loss carryovers expire in 2037. $170.6 million of such state net operating loss carryovers will expire in varying amounts between the period of 2037 to 2045, while the remaining $99.8 million of state net operating loss carryovers have no expiration date. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2021, are closed, except to the extent of any federal net operating loss carryovers. States often follow the federal statute of limitation, but some state jurisdictions may vary. There are currently no federal or state income tax examinations underway for these jurisdictions.
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
Income Taxes Paid
Cash paid for income taxes, net of refunds, were paid in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State (1)
Texas	0.5	0.5	0.5
Tennessee	0.3	—	—
Income taxes paid, net of refunds	$0.8	$0.5	$0.5
(1) Other states were paid immaterial amounts.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2025 and 2024, the Company’s uncertain tax benefits totaled $0.8 million and $0.8 million, respectively, and are reported as a component of the net deferred tax asset in the consolidated balance sheets. The full balance of unrecognized tax benefits as of December 31, 2025, if recognized, would affect the effective tax rate. However, we do not believe that any of the unrecognized tax benefits will be realized within the coming year. The Company has elected to recognize interest and penalties related to unrecognized tax benefits in income tax expense notwithstanding the fact that, as of December 31, 2025, the Company has not accrued any penalties or interest. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2025	2024
Balance, January 1,	$0.8	$0.8
	—	—
Balance, December 31,	$0.8	$0.8
Payables Related to the Tax Receivable Agreement
As of December 31, 2025, our liability under the Tax Receivable Agreement was $76.3 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that Solaris Inc. anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of Solaris Inc.’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC Units in connection with the IPO or pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments Solaris Inc. makes under the Tax Receivable Agreement.
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
18.         Concentrations
Customer Concentrations
For the year ended December 31, 2025, two customers accounted for 47% and 13% of the Company’s revenue. For the year ended December 31, 2024, three customers accounted for 17%, 12% and 12% of the Company’s revenue. For the year ended December 31, 2023, two customers each accounted for 12% of the Company’s revenue.
As of December 31, 2025, two customers accounted for 38% and 18% of the Company’s accounts receivable. As of December 31, 2024, two customers accounted for 33% and 18% of the Company’s accounts receivable.
Supplier Concentrations
For the year ended December 31, 2025, one supplier accounted for 51% of the Company’s total purchases. For the year ended December 31, 2024, one supplier accounted for 38% of the Company’s total purchases. For the year ended December 31, 2023, no supplier accounted for more than 10% of the Company’s total purchases.
As of December 31, 2025, one supplier accounted for 71% of the Company’s accounts payable. As of December 31, 2024, one supplier accounted for 39% of the Company’s accounts payable.
19.         Commitments and Contingencies
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

In connection with a dispute regarding property tax exemptions for certain equipment (Cause Number CV20-09-372, styled Solaris Oilfield Site Services v. Brown County Appraisal District), the 35th District Court of Brown County, Texas initially ruled in favor of the Brown County Appraisal District on June 16, 2022, disqualifying of the equipment for certain exemptions. The Company appealed to the Eleventh District of Texas – Eastland Court of Appeals, with a hearing held on April 13, 2023. On April 18, 2024, the appellate court ruled in the Company’s favor, upholding most, but not all, of the disputed exemptions.
On June 14, 2024, the Company reached a settlement agreement with Brown County Appraisal District for $0.9 million. As a result, in the year ended December 31, 2024, the Company reversed $4.3 million of previously accrued property tax expenses related to this matter. Of this amount, $2.5 million was recorded as gain on reversal of property tax contingency, and $1.8 million reduced cost of services in the consolidated statements of operations.
Litigation and Claims
In the normal course of business, the Company is subjected to various claims, legal actions, contract negotiations and disputes. The Company provides for losses, if any, in the year in which they can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying consolidated financial statements, other than the following:
Masaba Lawsuit
On January 26, 2026, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision holding all claims of Masaba Inc.’s (“Masaba”) U.S. Patent No. 11,780,689 (the “‘689 Patent”) unpatentable.
The ‘689 Patent is the subject of a lawsuit filed by Masaba against the Company on December 14, 2023, in the United States District Court for the District of Wyoming (the “District Court Action”), alleging infringement of the ‘689 Patent. The complaint seeks, among other relief, unspecified compensatory damages, rescission, pre-judgment and post-judgment interest, costs and expenses.
In connection with the District Court Action, on July 19, 2024, two of the Company’s subsidiaries that were named as defendants in the District Court Action filed a petition with the PTAB requesting inter parties review (“IPR”) of all claims of the ‘689 Patent. Pursuant to the parties’ joint request, the District Court Action was stayed on August 7, 2024, pending resolution of the IPR. On January 27, 2025, the USPTO instituted the IPR on all claims of the ‘689 Patent. An oral hearing was held on November 13, 2025, which resulted in the PTAB’s final written decision described above. On February 25, 2026, Masaba filed a request for Director Review of the PTAB’s decision. Pursuant to the parties’ joint request and the Court’s February 3, 2026 order, the District Court Action remains stayed until the PTAB’s decision becomes final without the possibility for further appeals.
Class Action Lawsuit
On February 17, 2026, the lead plaintiff voluntarily dismissed without prejudice his claims against all defendants in the class action lawsuit styled Stephen Pirello v. Solaris Energy Infrastructure, Inc., et al., Case No. 4:25-cv-01455, filed against the Company on March 28, 2025, in the United States District Court for the Southern District of Texas (the “Pirello Lawsuit”).
The complaint asserted claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that they made misleading statements and omissions relating to the MER Acquisition. The complaint further alleged that these allegedly misleading statements and omissions were revealed in the Morpheus Research report regarding the Company issued on March 17, 2025, which the complaint alleged caused a decline in the Company’s stock price. As discussed above, all claims have since been dismissed without prejudice.
Derivative Lawsuits
On December 29, 2025, the plaintiff voluntarily dismissed without prejudice the derivative complaint filed on October 31, 2025, in the United States District Court for the Southern District of Texas, styled Yvens Saint-Phard v. William A. Zartler, et al., Case No. 4:25-cv-05225 (the “Saint-Phard Lawsuit”).

On January 5, 2026, the plaintiff voluntarily dismissed without prejudice the derivative complaint filed on December 10, 2025, in the United States District Court for the Southern District of Texas, styled Susana Kaszirer v. William A. Zartler, et al., Case No. 4:25-cv-05944 (the “Kaszirer Lawsuit”).
The complaints in the Saint-Phard and Kaszirer Lawsuits largely repeated the allegations made in the Pirello Lawsuit. Each complaint asserted that the alleged conduct harmed the Company and brought claims against certain of the Company’s directors and officers for breach of fiduciary duty, unjust enrichment, and violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, all of which have been voluntarily dismissed by the plaintiffs.
Purchase Commitments
As of December 31, 2025, the Company has entered into material purchase commitments for power generation equipment to support the growth of its Solaris Power Solutions segment. These commitments are cancellable by the Company but are subject to significant termination penalties ranging from 5% to 90% of the remaining purchase price, depending on timing of cancellation.
The following table summarizes the Company’s aggregate purchase commitments for power generation equipment as of December 31, 2025, based on expected payment timing assuming commitments are fulfilled:

Amount
Payments due by period
2026	$655.9
2027	184.1
2028	11.9
Total purchase commitments	$851.9
Purchase commitments include $304.1 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.
Other Commitments
The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party, in connection with the rental of office space. As of December 31, 2025, the total future obligation under this guarantee is $1.7 million. Refer to Note 20. “Related Party Transactions” for additional information regarding related party transactions recognized and to Note 10. “Leases,” for discussion of the Company’s operating leases.
20.         Related Party Transactions
Solaris Energy Management
The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Co-Chief Executive Officer and Chairman of the Board. These services primarily include rental of office space, travel services and other administrative support. The related costs are included in selling, general and administrative costs and other operating expenses, net in the consolidated statements of operations.
The table below summarizes the amounts incurred for these services.

	Year Ended December 31,
	2025	2024	2023
Related party costs	$0.7	$0.3	$1.2
In addition, as of December 31, 2025 and 2024, the Company had the following balances related to these transactions reflected on the consolidated balance sheets.

	December 31,
	2025	2024
Prepaid expenses and other current assets	$—	$0.1
Accrued liabilities	0.1	0.1
THRC Holdings, LP
As of October 1, 2024, THRC is no longer considered a related party. The revenues and cost of services disclosed below herein reflect transactions that occurred while THRC was considered a related party.
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
KTR Management Company, LLC
As part of the MER Acquisition, the Company acquired an operating lease agreement for commercial real estate with KTR Management Company, LLC, a related party that owns 13.0% of the outstanding shares of the Company’s Class B common stock (representing 2.9% of the total voting power) as of December 31, 2025.
The following table outlines the operating lease right-of-use asset and operating lease liability associated with this related party lease, split between current and non-current portions, as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Operating lease right-of-use asset	$0.1	$0.3
Operating lease liability	0.1	0.3
During the years ended December 31, 2025 and 2024, the Company incurred the following expenses from KTR Management Company, LLC.

	Year Ended December 31,
	2025	2024
Cost of services
Commercial real estate lease	$0.2	$0.1
Cost of leasing revenue
Short-term equipment rental	0.3	0.3
Fuel, utility and travel expenses	0.1	—
Total costs from KTR Management Company, LLC	$0.6	$0.4
During the year ended December 31, 2025, the Company also purchased certain equipment from KTR Management Company, LLC for $2.0 million, included in property, plant and equipment, net on the consolidated balance sheets. The equipment was purchased at cost with no markup, representing the same price the Company would have paid in an arm’s-length transaction with an unrelated party.
BlackRock

In connection with the issuance of the 2030 Notes, BlackRock Portfolio Management LLC (“BlackRock”), which held more than 5% of the Company’s total outstanding shares of common stock at the time of notes issuance, purchased an aggregate principal amount of $55.0 million of the 2030 Notes at the public offering price. The Company’s audit committee approved BlackRock’s participation in the 2030 Notes offering on April 30, 2025.
In connection with the issuance of the 2031 Notes, BlackRock purchased an aggregate principal amount of $120.0 million of the 2031 Notes at the price to the public. The Company’s audit committee approved BlackRock’s participation in the 2031 Notes offering on October 6, 2025. As of December 31, 2025, BlackRock no longer held more than 5% of the Company’s total outstanding shares of common stock.
21.         Subsequent Events
Master Equipment Rental Agreement
On February 12, 2026, the Company entered into a Master Equipment Rental Agreement (the “Agreement”) with Hatchbo, LLC (the “Customer”) to provide over 500 megawatts of power generation equipment to support the Customer’s power demand for artificial intelligence computing needs at its data center. The Customer is an affiliate of an investment grade, global technology company and industry leader in the evolving artificial intelligence computer space.
The Agreement provides for an initial rental term (the “Initial Rental Term”) that is scheduled to commence on January 1, 2027 and continue for ten years or until the Company and Customer enter into a separate, mutually agreeable power purchase or other similar agreement, whichever occurs first. The Customer has the option to extend the Initial Rental Term for one additional five-year period (such additional period, if any, together with the Initial Rental Term, the “Rental Term”).
The Agreement may be terminated, in whole or in part, by the Customer for convenience upon 30 days’ prior written notice, provided there is no ongoing default by the Customer. In the event of such termination, the Customer is required to pay a termination payment equal to 50% of the remaining rental fees related to the equipment impacted by such termination through the end of the Rental Term.
No amounts have been recognized in the accompanying consolidated financial statements related to this Agreement as of December 31, 2025.
Dividends
On February 20, 2026, the Board approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on March 20, 2026, to holders of record as of March 10, 2026. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders with the same payment and record dates.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, as of December 31, 2025, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management, including the principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As disclosed in Note 4. “Business Combinations” included in the notes to consolidated financial statements contained herein, we acquired HVMVLV on August 15, 2025, and it constituted approximately 2% and 9% of total revenues and net income, respectively, as shown on our consolidated statements of operations for the year ended December 31, 2025. HVMVLV’s total assets constituted approximately 3% of total assets as shown on our consolidated balance sheets as of December 31, 2025. We excluded the internal controls of HVMVLV from the scope of management’s assessment of internal controls over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at HVMVLV.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm who audited our consolidated financial statements as of the year ended December 31, 2025, as stated in their report.
Changes in Internal Control Over Financial Reporting
On August 15, 2025, we completed the acquisition of HVMVLV. Except for the incorporation of HVMVLV’s operations into our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) and any related changes necessary to incorporate those operations, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Trading Plans
None of our directors of executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.
Amended and Restated Executive Change in Control Severance Plan
On February 25, 2026, our Compensation Committee, acting pursuant to the authority delegated to it by the Board, approved an amendment to and restatement of our existing Executive Change in Control Severance Plan (as amended and restated, the “CIC Severance Plan”). The CIC Severance Plan covers the employees designated for participation by the Compensation Committee, which include our Co-Chief Executive Officers, other named executive officers and certain other key executives and employees. Capitalized terms and phrases used but not defined herein will have the respective meanings given to them in the CIC Severance Plan.
If the Company terminates a Participant’s employment with the Company or any Affiliate without Cause or the Participant resigns for Good Reason during the 90 days prior to or 12-month period following a Change in Control, the Participant is eligible to receive the following Severance Benefits:
•A lump sum payment in an amount equal to the Participant’s Severance Multiplier multiplied by the sum of (A) the Participant’s Base Pay, (B) the greater of (1) the Participant’s target annual bonus for the fiscal year in which the Termination Date occurs or (2) the Participant’s actual bonus for the fiscal year preceding the fiscal year in which the Termination Date occurs, and (C) an amount equal to the grant date fair value (determined in accordance with FASB ASC Topic 718) of all equity awards granted to the Participant during the fiscal year in which the Termination Date occurs (or, if such equity awards have not yet been granted, the grant date fair value of all equity awards granted to the Participant during the fiscal year preceding the fiscal year in which the Termination Date occurs), payable on the next regularly scheduled payroll date following the Release Effective Date but in no event later than sixty (60) days following the Termination Date;
•Payment of any earned but unpaid annual bonus, if any, for the fiscal year preceding the fiscal year in which the Termination Date occurs, payable on the date when bonuses are otherwise paid to the Company’s executives for such fiscal year and in all events in the fiscal year that includes the Termination Date, payable on the date when bonuses for such fiscal year are otherwise paid to the Company’s executives for such fiscal year, plus an additional lump sum payment equal to a pro-rata portion of the target annual bonus that the Participant was eligible to earn for the fiscal year in which the Termination Date occurs, based on the number of days the Participant was employed during such fiscal year, payable on the next regularly scheduled payroll date following the Release Effective Date but in no event later than sixty (60) days following the Termination Date;
•An additional lump sum payment equal to the Participant’s COBRA Multiplier multiplied by the monthly premium for the Participant’s and his or her dependents’ participation in the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, less the amount of employee contributions that would apply to such participation if the Participant were an active employee, each determined as of the Termination Date, payable on the next regularly scheduled payroll date following the Release Effective Date but in no event later than sixty (60) days following the Termination Date; and
•Full vesting of all of the Participant’s outstanding unvested restricted stock awards (and any other outstanding and unvested equity incentive awards) settled in accordance with the terms of the applicable award agreement governing such awards; provided that, with respect to any performance-based awards, all performance goals or other vesting criteria will be deemed achieved, without proration, at the greater of (A) 100% of target or (B) the maximum level of achievement if actual performance exceeds target as of the Closing, and such awards shall be settled solely in cash and otherwise in accordance with the terms of the applicable award agreement governing such awards.

A Participant’s rights to any Severance Benefits under the CIC Severance Plan upon a Qualifying Termination are conditioned upon (i) the Participant executing and not revoking a valid separation and general release of claims agreement in a form acceptable to the Company (the “Release”) and (ii) the Release becoming effective and irrevocable in accordance with its terms within sixty (60) days following the Participant’s Termination Date.
The foregoing description of the CIC Severance Plan is qualified in its entirety by the text of such plan, a copy of which is filed as Exhibit 10.22 to this Annual Report on Form 10-K .
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2026 (the “Annual Meeting”) and is incorporated herein by reference.
The Company’s Code of Business Conduct and Ethics (“Code of Conduct”) can be found on the Company’s website located at www.solaris-energy.com, under the “Governance Documents” tab within the “Investor Relations” tab. Any shareholder may request a printed copy of the Code of Conduct by submitting a written request to the Company’s Chief Legal Officer. If the Company amends the Code of Conduct or grants a waiver, including an implicit waiver, on behalf of the Co-Chief Executive Officers, Chief Financial Officer or Chief Accounting Officer from the Code of Conduct, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.
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
(1)Financial Statements
The consolidated financial statements of Solaris Energy Infrastructure, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Reference is made to the accompanying Index to Consolidated Financial Statements.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.
(3)Index to Exhibits
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

4.2
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

4.4
Second Supplemental Indenture, dated as of October 8, 2025, by and between Solaris Energy Infrastructure, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).

4.5
Form of 4.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on May 2, 2025).

4.6
Form of 0.25% Convertible Senior Note Due 2031 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).

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

10.21	Indemnification Agreement (Christopher M. Powell) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on November 2, 2017).
10.22†*	Form of Solaris Energy Infrastructure, Inc. Amended and Restated Executive Change in Control Severance Plan, effective as of February 25, 2026.
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

10.34
First Amendment to Credit Agreement, dated as of December 9, 2024, by and among Solaris Energy Infrastructure, LLC, as Borrower, Solaris Energy Infrastructure, Inc., as Parent, the other Obligors party thereto, the Lenders party thereto and Silver Point Finance LLC, as Collateral Agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 5, 2025).

10.35#+
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

10.36#
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

10.37
First Amendment, Consent and Waiver to Loan, Security and Guaranty Agreement, dated as of December 19, 2024, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC and Mobile Energy Rentals LLC, as Borrowers, Solaris Energy Infrastructure, Inc., as Parent, the guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 5, 2025).

10.38
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

10.39#
Third Amendment to Loan, Security and Guaranty Agreement, dated October 6, 2025, by and among Solaris Energy Infrastructure, LLC, Solaris Oilfield Site Services Operating, LLC, Solaris Oilfield Early Property, LLC, Solaris Oilfield Site Services Personnel LLC, Solaris Logistics, LLC, Solaris Oilfield Technologies, LLC, Solaris Transportation, LLC, Mobile Energy Rentals LLC, Solaris Energy Infrastructure, Inc., as Parent, certain of Parent’s subsidiaries as guarantors, the financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on November 6, 2025).

10.40
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

10.41#+
Amended and Restated Limited Liability Company Agreement of Stateline Power, LLC, dated April 28, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on August 1, 2025).

10.42#+
Amended and Restated Master Equipment Rental Agreement, dated April 28, 2025, by and between Mobile Energy Rentals, LLC and CTC Property LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-38090) filed with the Commission on August 1, 2025).

10.43#
Loan and Security Agreement, dated May 23, 2025, by and among Stateline Power, LLC and Stonebriar Commercial Finance LLC, as Initial Lender and as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 29, 2025).

10.44	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 8, 2025).
10.45	Indemnification Agreement (Amanda M. Brock) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 17, 2025).
10.46*#+	Master Equipment Rental Agreement, dated February 12, 2026, by and between Solaris Power Solutions, LLC and Hatchbo, LLC.
10.47	Indemnification Agreement (Stephan E. Tompsett) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the Commission on February 17, 2026).
10.48†	Transition Agreement (Kelly L. Price) (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 5, 2025).
19.1	Solaris Energy Infrastructure, Inc.’s Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on March 5, 2025).
21.1*	List of Subsidiaries of Solaris Energy Infrastructure, Inc.
23.1*	Consent of BDO USA, P.C.
24.1*	Powers of Attorney (included on signature pages of this Part IV).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Solaris Energy Infrastructure, Inc. Clawback Policy, dated November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 001-38090) filed with the Commission on February 27, 2024).

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
_______________________________________
*Filed herewith
**Furnished herewith. Pursuant to SEC Release No. 33 8212, this certification will be treated as “accompanying” this Annual Report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†Management contract or compensatory plan or arrangement.
#Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be supplementally furnished to the SEC upon request.
+    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted. The registrant hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

Item 16.    Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIS ENERGY INFRASTRUCTURE, INC.

By:	/s/ William A. Zartler
William A. Zartler
Chairman and Co-Chief Executive Officer
Date: February 26, 2026

By:	/s/ Amanda M. Brock
Amanda M. Brock
Co-Chief Executive Officer and Director
Date: February 26, 2026
POWER OF ATTORNEY
The officers and directors of Solaris Energy Infrastructure, Inc., whose signatures appear below, hereby constitute and appoint each of Cynthia M. Durrett, Christopher M. Powell and Kyle S. Ramachandran (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ William A. Zartler	Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)
William A. Zartler

/s/ Amanda M. Brock	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Amanda M. Brock

/s/ Stephan E. Tompsett	Chief Financial Officer (Principal Financial Officer)
Stephan E. Tompsett

/s/ Christopher P. Wirtz	Chief Accounting Officer (Principal Accounting Officer)
Christopher P. Wirtz

/s/ James R. Burke	Director
James R. Burke

/s/ Cynthia M. Durrett	Director
Cynthia M. Durrett

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ W. Howard Keenan, Jr.	Director
W. Howard Keenan, Jr.

/s/ A. James Teague	Director
A. James Teague

/s/ Ray N. Walker, Jr.	Director
Ray N. Walker, Jr.

/s/ Laurie H. Argo	Director
Laurie H. Argo

/s/ M. Max Yzaguirre	Director
M. Max Yzaguirre