Form 10-Q
period 2026-03-31
Solaris Energy Infrastructure, Inc.
filed 2026-05-01
CIK 1697500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, the registrant had 58,402,338 shares of Class A common stock, $0.01 par value per share, and 15,139,651 shares of Class B common stock, $0.00 par value per share, outstanding.

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

•ability to secure customer contracts and such ability’s impact on our revenue and operating results;

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

•volatility in the political, legal and regulatory environments, including the impact of a lapse in federal appropriations that could disrupt our operations and future plans and opportunities;
•geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict, continued hostilities in the Middle East, U.S. intervention in Venezuela and the U.S.-Iran conflict, which could each affect the stability and continued recovery of oil and gas markets;
•uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;
•the success of Stateline (as defined in Note 2. “Variable Interest Entities”) and its impact on the financial condition and results of operations of our Solaris Power Solutions segment;

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
•the effects of pending and future litigation;
•credit markets;
•business acquisitions, including the failure to integrate the Genco Acquisition (as defined in Note 4. “Genco Acquisition”) or obtain the expected benefits of such acquisition;
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
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A. “Risk Factors” of this Quarterly Report and in our other filings with the United States Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$344,468	$353,319
Accounts receivable, net of allowances of $2,600 and $1,652, respectively	148,321	103,084
Prepaid expenses and other current assets	9,955	12,174
Inventories	18,064	14,446
Total current assets	520,808	483,023
Equipment held for lease, net	1,959,866	1,074,062
Property, plant and equipment, net	263,608	271,182
Non-current inventories	1,227	1,327
Operating lease right-of-use assets	16,544	10,635
Goodwill	105,365	105,365
Intangible assets, net	72,738	59,795
Deferred tax assets	38,770	122,630
Other assets	16,999	15,087
Total assets	$2,995,925	$2,143,106
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,628	$77,524
Accrued liabilities	48,637	67,558
Deferred revenue, current portion	29,400	5,777
Payables related to Tax Receivable Agreement, current portion	—	1,789
Finance lease liabilities, current portion	2,308	2,051
Operating lease liabilities, current portion	2,970	2,235
Long-term debt, current portion	319,729	4,033
Other current liabilities	411	2,333
Total current liabilities	468,083	163,300
Long-term debt, net of current portion	395,368	179,986
Convertible notes	881,581	880,441
Payables related to Tax Receivable Agreement, net of current portion	74,955	74,495
Deferred revenue, net of current portion	46,545	—
Operating lease liabilities, net of current portion	13,359	8,156
Finance lease liabilities, net of current portion	2,668	2,062
Deferred tax liabilities	8,640	7,371
Other long-term liabilities	44	44
Total liabilities	1,891,243	1,315,855
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 58,342 shares and 53,081 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	564	510
Class B common stock, $0.00 par value, 180,000 shares authorized, 15,140 shares and 15,386 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	739,911	537,754
Retained earnings	40,590	26,074
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	781,065	564,338
Non-controlling interest	323,617	262,913
Total stockholders' equity	1,104,682	827,251
Total liabilities and stockholders' equity	$2,995,925	$2,143,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Leasing revenue	$105,364	$39,106
Service revenue	90,875	87,226
Total revenue	196,239	126,332

Operating costs and expenses:
Cost of leasing revenue, excluding depreciation	47,686	15,551
Cost of services, excluding depreciation and amortization	51,079	52,159
Non-leasing depreciation and amortization	12,140	12,786
Depreciation of leasing equipment	12,618	7,278
Selling, general and administrative	20,880	15,274
Other operating expenses, net	1,277	1,229
Total operating costs and expenses	145,680	104,277
Operating income	50,559	22,055
Interest expense	(4,774)	(6,203)
Interest income	2,754	1,032
Loss on debt extinguishment	(1,258)	—
Income before income tax expense	47,281	16,884
Provision for income taxes	(15,226)	(3,916)
Net income	32,055	12,968
Less: net income related to non-controlling interests	(10,617)	(7,648)
Net income attributable to Solaris Energy Infrastructure, Inc.	21,438	5,320
Less: income attributable to participating securities	(755)	(257)
Net income attributable to Class A common shareholders	$20,683	$5,063

Earnings per share of Class A common stock – basic	$0.40	$0.14
Earnings per share of Class A common stock – diluted	$0.32	$0.14

Basic weighted-average shares of Class A common stock outstanding	52,171	36,176
Diluted weighted-average shares of Class A common stock outstanding	71,709	36,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	53,081	$510	15,386	$—	$537,754	$26,074	$262,913	$827,251
Issuance of Class A common stock in connection with Genco Acquisition	4,183	42	—	—	177,773	—	60,562	238,377
Net effect of deferred taxes related to the issuance of Class A common stock in connection with Genco acquisition	—	—	—	—	4,485	—	—	4,485
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock	—	—	—	—	19,322	—	—	19,322
Exchange of Solaris LLC units and Class B common stock for Class A common stock	246	3	(246)	—	3,807	—	(3,810)	—
Stock-based compensation	—	—	—	—	5,174	—	1,539	6,713
Vesting of restricted stock	—	8	—	—	3,416	—	(3,424)	—
Vesting of restricted stock units	368	4	—	—	(4)	—	—	—
Grants of restricted stock, net of forfeitures	752	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(288)	(3)	—	—	(11,816)	—	(2,487)	(14,306)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(2,293)	(2,293)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(6,922)	—	(6,922)
Net income	—	—	—	—	—	21,438	10,617	32,055
Balance at March 31, 2026	58,342	$564	15,140	$—	$739,911	$40,590	$323,617	$1,104,682

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

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$32,055	$12,968
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,758	20,064
Stock-based compensation	6,713	6,990
Loss on debt extinguishment	1,258	—
Deferred income tax expense	15,226	4,330
Other	2,770	1,130
Changes in assets and liabilities:
Accounts receivable	(45,144)	(17,710)
Prepaid expenses and other assets	661	(128)
Inventories	(3,518)	(164)
Accounts payable	(11,761)	5,395
Accrued liabilities	(8,877)	(3,743)
Deferred revenue	64,873	303
Cash settlement of stock-based compensation	—	(3,713)
Net cash provided by operating activities	79,014	25,722
Cash flows from investing activities:
Investment in equipment held for lease and property, plant and equipment	(343,356)	(144,330)
Asset acquisition, net of cash acquired	(108,447)	—
Other	(2,750)	7
Net cash used in investing activities	(454,553)	(144,323)
Cash flows from financing activities:
Borrowings from debt financing	399,032	—
Payments of financing costs related to debt and convertible notes	(5,000)	—
Distributions to non-controlling interest unitholders	(2,293)	(4,696)
Dividends paid to Class A common stock shareholders	(6,922)	(4,686)
Payments under finance leases	(887)	(754)
Payments under insurance premium financing	(1,219)	(665)
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(14,306)	(10,133)
Payment of liabilities under Tax Receivable Agreement	(1,717)	(3,610)
Net cash provided by (used in) financing activities	366,688	(24,544)

Net decrease in cash and cash equivalents	(8,851)	(143,145)
Cash and cash equivalents at beginning of period	353,319	159,867
Cash and cash equivalents at end of period	$344,468	$16,722

Non-cash investing and financing activities:
Additions to equipment held for lease and property, plant and equipment not yet paid at period-end	$74,164	$18,243
Additions to property, plant, and equipment through finance leases	1,765	—
Unpaid capitalized interest on equipment held for leases	2,875	—
Issuance of common stock for asset acquisition	238,377	—
Asset acquisition cost incurred but not paid at period-end	3,143	—
Incurrence of debt for asset acquisition	123,196	—
Capitalized depreciation in property, plant and equipment	—	100
Capitalized stock-based compensation	—	175
Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	88	5,712
Interest received	2,417	1,032
Income taxes refunded	187	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.    Business and Basis of Presentation
Business
Solaris Energy Infrastructure, Inc. (referred to as the “Company,” “we,” “us,” “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries provide modular and scalable equipment-based solutions for power generation, control and distribution, and the management of raw materials in oil and natural gas well completions. Headquartered in Houston, Texas, the Company serves multiple U.S. end markets, including data centers, energy, and other commercial and industrial sectors. The Company operates through two reportable business segments: Solaris Power Solutions and Solaris Logistics Solutions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026.
These condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or for any interim period.
2.    Variable Interest Entities
Stateline
The Company holds a 50.1% equity interest in Stateline Power, LLC (“Stateline”), a variable interest entity (“VIE”) formed on April 28, 2025. Stateline was formed to provide off-grid power to a data center customer pursuant to a long-term equipment rental arrangement.

The Company continues to consolidate Stateline in its condensed consolidated financial statements within the Solaris Power Solutions segment, as the Company remains the primary beneficiary. No reconsideration events occurred during the three months ended March 31, 2026 that would alter this conclusion. There have been no material changes to the nature, structure, or purpose of Stateline as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Stateline’s equipment rental arrangement is with MZX Tech LLC (“MZX”). Each lease under the rental agreement commences upon completion of equipment deployment and commissioning activities. As of March 31, 2026, no related leases had commenced, and therefore no rental revenue was recognized during the three months ended March 31, 2026.
On May 23, 2025, Stateline entered into a delayed draw term loan facility to finance the power generation equipment to be used in the rental arrangement. Refer to Note 10. “Debt – Stateline Term Loan” for additional information regarding Stateline’s delayed draw term loan facility.
The Company did not provide any financial support to Stateline during the three months ended March 31, 2026 that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. As of March 31, 2026, the Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million. The assets of Stateline may be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company.
Refer to Note 13. “Equity and Non-controlling Interest” for a breakdown of non-controlling interest by entity, including MZX’s 49.9% equity interest in Stateline.

The following table summarizes Stateline’s assets and liabilities, included in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13.9	$27.9
Accounts receivable	4.0	0.6
Prepaid expenses and other current assets	0.8	—
Total current assets	18.7	28.5
Equipment held for lease	449.5	354.9
Other assets	2.9	3.7
Total assets	$471.1	$387.1
Liabilities
Current liabilities:
Accounts payable	$40.6	$1.4
Accrued liabilities	—	31.7
Long-term debt, current portion	7.6	4.0
Total current liabilities	48.2	37.1
Long-term debt, net of current portion	250.1	180.0
Total liabilities	$298.3	$217.1
Investment in SISU SPV, LLC
On December 31, 2025, the Company paid a $10.0 million deposit toward an investment in SISU SPV, LLC (“SISU”), a Delaware limited liability company formed to invest in SISU Ultimate Holdings, LLC, which owns SISU Energy & Environmental, LLC, an Oklahoma-based company that provides emissions-reduction solutions, including selective catalytic reduction catalyst systems. During the three months ended March 31, 2026, the Company paid the remaining $2.8 million, completing its total investment of $12.8 million, representing a 29.7% membership interest in SISU.

SISU is a VIE because its equity holders, as a group, lack the power to direct the activities that most significantly impact its economic performance, which are controlled by the managing member. The Company is not the primary beneficiary of SISU and therefore does not consolidate SISU.

The terms of SISU’s operating agreement vest substantive control over all significant decisions in the managing member, and the Company has no ability to significantly influence those decisions. Accordingly, the investment is accounted for under ASC 321, using the measurement alternative as it lacks a readily determinable fair value.

The Company’s maximum exposure to loss is limited to the carrying value of its investment, and the Company has no obligation to provide additional financial support to SISU. As of March 31, 2026, the carrying value of $12.8 million is included in other assets in the condensed consolidated balance sheets.

3.    Business Segments
We report two distinct business segments. These segments differ by their revenue-generating activities and align with how our Co-Chief Executive Officers, who are our chief operating decision makers (“CODMs”), assesses operating performance and allocates resources.
Our reporting segments are:
•Solaris Power Solutions – delivers power generation, power control, and power distribution solutions. The segment’s offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure, including power control and distribution capabilities.

•Solaris Logistics Solutions – designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Solaris’ equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.
Our CODMs evaluate the performance of our business segments and allocate resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest income (expense), and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.
In making resource allocation decisions, our CODMs primarily consider budget-to-actual variances in Adjusted EBITDA on a monthly basis.
Summarized financial information by business segment is shown below.

	Three Months Ended March 31,
	2026	2025
Revenue
Solaris Power Solutions	$128.5	$49.3
Solaris Logistics Solutions	67.7	77.0
Total revenues	$196.2	$126.3

Adjusted EBITDA
Solaris Power Solutions	$71.9	$31.9
Solaris Logistics Solutions	23.2	26.0
Total segment Adjusted EBITDA	$95.1	$57.9

Capital expenditures
Solaris Power Solutions	$343.3	$142.0
Solaris Logistics Solutions	0.1	2.2
Total segment capital expenditures	$343.4	$144.2
Corporate and other capital expenditures	—	0.1
Consolidated capital expenditures	$343.4	$144.3
The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Three Months Ended March 31,
	2026	2025
Total segment Adjusted EBITDA	$95.1	$57.9
Depreciation and amortization	(24.8)	(20.1)
Interest expense	(4.8)	(6.2)
Interest income	2.8	1.0
Loss on debt extinguishment	(1.3)	—
Corporate expenses (1)	(11.5)	(11.0)
Stock-based compensation expense	(6.7)	(3.3)
Other (2)	(1.5)	(1.4)
Income before income tax expense	$47.3	$16.9
(1)Corporate employee salaries and expenses, headquarters office rental, and legal and professional fees.
(2)Credit losses, transaction costs, the net effect of loss/gain on disposal of assets and lease terminations, and inventory write-offs.

Segment assets are presented below.

	March 31, 2026	December 31, 2025
Segment assets:
Solaris Power Solutions	$2,264.3	$1,341.7
Solaris Logistics Solutions	356.3	349.6
Total segment assets (1)	$2,620.6	$1,691.3
Corporate and other assets (2)	375.3	451.8
Consolidated assets	$2,995.9	$2,143.1
(1)Segment assets consist of accounts receivable, prepaid expenses, inventories, goodwill and long-lived assets.
(2)Corporate and other assets consist of cash and cash equivalents, prepaid expenses, deferred tax assets and other assets.
Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Three Months Ended March 31, 2026
	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$9.8	$14.3
Repairs and maintenance	5.4	4.2
Equipment rental (1)	31.1	—
Trucking and mobilizations (2)	6.0	24.4
Other segment items (3)	4.3	1.6
Total segment expenses	$56.6	$44.5

	Three Months Ended March 31, 2025
	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$2.6	$11.7
Repairs and maintenance	3.7	2.5
Equipment rental (1)	8.7	—
Trucking and mobilizations (2)	0.7	34.6
Other segment items (3)	1.7	2.2
Total segment expenses	$17.4	$51.0
(1)Equipment rental is considered a significant expense in the Solaris Power Solutions segment.
(2)Trucking and mobilizations are considered a significant expense in the Solaris Logistics Solutions segment. Beginning in the first quarter of 2026, trucking and mobilizations are considered a significant expense in the Solaris Power Solutions segment and were previously disclosed in other segment items. We are now including the related 2025 expenses in trucking and mobilizations for comparative purposes.
(3)Other segment items for Solaris Power Solutions include facilities rental, transportation and freight, professional fees, insurance and other costs, while those for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance and other costs.
4.    Genco Acquisition
On March 16, 2026, the Company, through its subsidiary Project G Buyer, LLC, completed the acquisition of 100% of the outstanding equity interests in Focus Genco Cayman Ltd. (“Genco”), the parent company of Genco Power Solutions, a distributed power generation company, pursuant to a securities purchase agreement (the “Genco Acquisition”). The acquired assets consist primarily of gas turbine generators held for lease under passive dry-lease arrangements.

The Genco Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50, as the acquired assets did not meet the definition of a business. The total acquisition cost of $484.3 million, including cash consideration, 4,182,772 shares of Class A common stock issued to sellers, liabilities incurred in connection with the acquisition, net amounts related to settlement of pre-existing relationships between the Company and Genco, and transaction costs capitalized in accordance with ASC 805-50, was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values at the acquisition date. The allocation resulted in a stepped-up cost basis in the acquired gas turbine generators and the recognition of a customer relationship intangible asset at fair value. See Note 6. “Equipment Held for Lease” and Note 8. “Intangible Assets” for more information. Any adjustments to the preliminary allocation will be recognized prospectively as changes in estimates. No goodwill was recognized.
In connection with the Genco Acquisition, the Company assumed certain debt obligations of Genco and incurred new debt obligations to facilitate the closing of the acquisition. See Note 10. “Debt” for more information.
5.    Summary of Significant Accounting Policies
(a) Recently Issued Accounting Standards
Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU simplifies the Current Expected Losses model, including a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain stable over the life of the short-term accounts receivable and contract assets arising from revenue contracts under ASC 606, without the need to forecast future economic conditions. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis, as permitted by the ASU. The Company elected to apply the practical expedient for its current accounts receivable and current contract assets arising from revenue transactions under ASC 606, Revenues from Contracts with Customer. The adoption of ASU 2025-05 and the election of the practical expedient did not have a material impact on the Company’s condensed consolidated financial statements. The Company's significant accounting policy for allowances for credit losses has been updated to reflect the election of this practical expedient.

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this ASU primarily clarify the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion. This standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis, as permitted by the standard. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.
Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses thirty-three items, representing codification changes that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its condensed consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects of this ASU, but does not expect a material impact on its condensed consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the rules on capitalizing costs related to developing software for internal purposes, eliminating the use of specific project phases and introducing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This standard applies to annual periods starting after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential effects of this ASU on its condensed consolidated financial statements.
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
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under US GAAP.
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
(c) Business Combinations and Asset Acquisitions
The Company accounts for acquisitions of businesses using the acquisition method under ASC 805. The assets acquired, liabilities assumed, and any non-controlling interest in the acquiree are recognized at their fair values on the acquisition date. Acquisition-related costs are expensed as incurred. Goodwill is recognized as the excess of the consideration transferred over the fair value of the net assets acquired.

Acquisitions of assets or groups of assets that do not meet the definition of a business under ASC 805 are accounted for as asset acquisitions. In an asset acquisition, the total cost of the acquisition, including transaction costs which are capitalized as part of the acquisition cost, is allocated to the individual assets acquired and liabilities assumed based on their relative fair values at the acquisition date. No goodwill is recognized in asset acquisitions.

(d) Use of Estimates
The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(e) Accounts Receivable and Related Allowances
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
Trade Receivables

Trade receivables are evaluated for impairment under ASC 326, Financial Instruments – Credit Losses, using the current expected credit losses (“CECL”) methodology. For trade receivables arising from transactions accounted for under ASC 606, the Company has elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of these assets when developing reasonable and supportable forecasts.
In determining the allowance for credit losses, we pool trade receivables with similar risk characteristics and apply an expected loss percentage derived from historical loss data. Our assessment of current conditions, including the length of time trade accounts receivable are past due, previous loss history and the condition of the general economy and the industry as a whole, is reflected as of the balance sheet date consistent with the practical expedient elected. The expected credit loss percentage is determined using historical loss data adjusted for current conditions. Along with the expected credit loss percentage approach, we apply a case-by-case review on individual trade receivables when deemed appropriate.

The expense associated with the provision for credit losses on trade receivables is recognized in other operating expenses, net in our condensed consolidated statements of operations. Accounts deemed uncollectible are written off against the allowance when our customers’ financial condition deteriorates, impairing their ability to make payments, such as upon customer bankruptcies. Subsequent recoveries, if any, are credited to the allowance.

Operating Lease Receivables
Operating lease receivables represent amounts owed by lessees for lease payments under the Company’s operating leases under ASC 842, Leases. Collectability of lease payments is assessed at lease commencement and reassessed throughout the lease term. At lease commencement, we may collect one or more month’s rent in advance, which serve as collateral to mitigate credit risk. If collectability of substantially all lease payments is probable at lease commencement, leasing revenue is recognized on a straight-line basis over the lease term. For leases meeting this recognition threshold, the Company records an allowance for uncollectible operating lease receivables, as necessary, in accordance with ASC 450, Contingencies. The allowance is based on historical loss experience, current customer-specific conditions, and relevant economic factors without incorporating forward-looking expected losses under CECL. If collectability of substantially all lease payments is not probable, we recognize leasing revenue on a cash basis.

The following table presents activity related to our allowance for credit losses and uncollectible operating lease receivables.

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$1.7	$1.3
Provision for credit losses	0.8	0.8
Provision for uncollectible operating lease receivables	0.1	—
Balance at end of period	$2.6	$2.1
(f) Equipment Held for Lease and Property, Plant and equipment
Equipment held for lease and property, plant and equipment are stated at cost, net of accumulated depreciation.
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
Equipment held for lease and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

(g) Investments
Investments in equity securities are accounted for in accordance with ASC-321, Investments-Equity Securities. Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in earnings. For equity securities without a readily determinable fair value, the Company elects the measurement alternative, under which investments are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
The Company evaluates such investments each reporting period to determine whether impairment indicators are present. If an investment is determined to be impaired, the carrying amount is written down to its fair value, and the resulting loss is recognized in earnings.
(h) Convertible Notes

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

(i) Revenue
Service Revenue
We recognize service revenue upon the transfer of control of promised services (or distinct goods) to customers in an amount that reflects the consideration expected to be received. We evaluate collectibility based on historical payment experience and customer financial condition. Customers are generally billed on a weekly or monthly basis, and contracts typically include payment terms of 30 to 60 days.
For contracts with multiple performance obligations, the transaction price is allocated based on relative stand-alone selling prices, or estimates of such prices, and revenue is recognized as each performance obligation is satisfied. Revenue from our mobile proppant and fluid management systems, last mile logistics, and ancillary equipment is primarily recognized over time as customers simultaneously receive and consume the benefits. Mobilization, demobilization, commissioning, and decommissioning services are recognized at a point in time upon completion.
Certain contracts include the grant of exclusive rights to reserve specified equipment for a stated period. These reservation rights represent a stand-ready performance obligation satisfied over time on a straight-line basis as the Company stands ready to make the equipment available exclusively to the customer.
Receivables and Contract Assets
The following table presents the balances of receivables and contract assets arising from contracts with customers. Receivables represent amounts due from customers for goods and services that have been billed. Contract assets represent amounts earned from performance under a contract but not yet billed to the customer (unbilled receivables).

	March 31, 2026	December 31, 2025
Receivables	$84.7	$64.3
Contract assets (unbilled revenues)	12.3	11.7
Variable consideration may include discounts, price concessions and incentives. We estimate variable consideration based on the expected amount to be received and updates its estimate as facts and circumstances change.

Leasing Revenue
Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased assets. Lease payments are fixed throughout the lease term. Leasing arrangements may be renewed, subject to price negotiations with customers.
Future minimum lease payments to be received under our long-term lessor arrangements as of March 31, 2026, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Year Ending December 31,	Future Lease Payments to be Received
2026 (remainder of)	$299.7
2027	484.8
2028	487.0
2029	487.0
2030	476.5
Thereafter	1,267.5
Total	$3,502.5
Disaggregation of Revenue
We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606 and leasing revenue recognized under ASC 842. The table below presents information on our disaggregated revenue.

	Three Months Ended March 31,
	2026	2025
Solaris Power Solutions
Leasing revenue	$105.4	$39.1
Service revenue	23.1	10.2
Solaris Logistics Solutions
Service revenue	67.7	77.0
Total revenue	$196.2	$126.3
For the three months ended March 31, 2026 and 2025, sublease income totaled $44.6 million and $7.6 million, respectively, and is included in leasing revenue in the condensed consolidated statements of operations.
Deferred Revenue
Deferred revenue consists of customer payments received in advance of earning revenue. It includes amounts related to advance lease payments (ASC 842) and other upfront fees (ASC 606).
As of March 31, 2026 and December 31, 2025, deferred revenue consisted of the following:

	March 31, 2026	December 31, 2025
ASC 842	$57.1	$5.8
ASC 606	18.8	—
Total deferred revenue	$75.9	$5.8
Deferred revenue is classified as current or non-current based on when the related revenue is expected to be recognized. As of March 31, 2026, $29.4 million is classified as current and $46.5 million as non-current. As of December 31, 2025, $5.8 million was classified as current and no amounts were classified as non-current.

6.    Equipment Held for Lease
Equipment held for lease, used in the Company’s capacity as lessor, consists of the following:

	March 31, 2026	December 31, 2025
Power Generation - Turbine	$791.1	$376.3
Power Generation - Turbine engine core	169.9	140.5
Power Generation - Ancillary equipment	80.8	68.3
Power control and distribution equipment	46.6	47.4
Construction in progress	923.8	481.3
Equipment held for lease, gross	$2,012.2	$1,113.8
Less: accumulated depreciation	(52.3)	(39.7)
Equipment held for lease, net	$1,959.9	$1,074.1
Construction in progress includes deposits, progress payments, and accrued billings for turbines and other equipment that have not yet been delivered. Depreciation commences once the assets are placed in service or ready for their intended use, which occurs upon delivery and commissioning of the applicable equipment.
During the three months ended March 31, 2026, construction in progress increased significantly due to turbine equipment acquired in connection with the Genco Acquisition and the NovaLT16 Turbine Acquisition. See Note 4. “Genco Acquisition” and Note 17. “Commitments and Contingencies” for additional information.

For the three months ended March 31, 2026, we incurred total interest cost of $10.6 million, of which $5.8 million was recognized as capitalized interest. For the three months ended March 31, 2025, we incurred total interest cost of $8.5 million, of which $2.8 million was recognized as capitalized interest.
Depreciation expense on equipment held for lease was $12.6 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively.
7.    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2026	December 31, 2025
Oil and gas logistics equipment	$455.8	$455.9
Logistics equipment in process	10.2	10.5
Vehicles	14.8	13.1
Machinery and equipment	7.8	8.7
Buildings	4.9	4.9
Computer hardware and software	5.5	5.0
Land	0.7	0.6
Furniture and fixtures	1.9	1.4
Property, plant and equipment, gross	$501.6	$500.1
Less: accumulated depreciation	(238.0)	(228.9)
Property, plant and equipment, net	$263.6	$271.2
Depreciation expense on property, plant, and equipment was $9.3 million for each of the three months ended March 31, 2026 and 2025.

8.    Intangible Assets
Identifiable intangible assets consist of the following.

	Gross	Accumulated Amortization	Net Book Value
As of March 31, 2026:
Customer relationships	$81.7	$(14.9)	$66.8
Trademarks	8.0	(2.5)	5.5
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$90.3	$(17.6)	$72.7

As of December 31, 2025:
Customer relationships	$66.0	$(12.5)	$53.5
Trademarks	8.0	(2.1)	5.9
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.6	$(14.8)	$59.8
In connection with the Genco Acquisition, the Company recognized a customer relationship intangible asset of $15.8 million at fair value. This intangible is amortized over an estimated useful life of five years based on the expected pattern of future cash flows associated with the asset. See Note 4. “Genco Acquisition” for additional information.
Amortization expense on intangible assets was $2.8 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder of)	$10.6
2027	15.4
2028	15.0
2029	9.3
2030	6.3
Thereafter	16.1
Total estimated amortization expense	$72.7

9.    Accrued Liabilities
Accrued liabilities consist of the following.

	March 31, 2026	December 31, 2025
Equipment held for lease	$20.9	$36.0
Employee related expenses	8.7	17.0
Selling, general and administrative	2.7	1.6
Operational cost accruals	10.9	10.0
Taxes payable	1.9	1.3
Interest payable	3.5	1.7
Total accrued liabilities	$48.6	$67.6

10.    Debt
Below is an overview of our outstanding debt.

	March 31, 2026	December 31, 2025
Bridge Term Loan	$300.0	$—
Stateline Term Loan	260.4	186.0
Stonebriar Term Loan	148.6	—
Caterpillar Term Loans	15.3	—
Less: unamortized debt financing costs	(9.2)	(2.0)
Total debt, net of debt financing costs	$715.1	$184.0
Less: current portion of debt	(319.7)	(4.0)
Long-term debt	$395.4	$180.0
Bridge Term Loan
On March 16, 2026, the Company and certain of its subsidiaries entered into a senior secured term loan agreement (the “Bridge Term Loan”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders party thereto, pursuant to which the lenders provided term loans in an aggregate original principal amount of $300.0 million with a 364-day term. The Bridge Term Loan is a one-time draw facility, and the Company used the net proceeds of $295.0 million to fund the Genco Acquisition, the NovaLT16 Turbine Acquisition (see Note 17. “Commitments and Contingencies”), and for working capital and general corporate purposes.
Borrowings under the Bridge Term Loan may be voluntarily prepaid, without penalty or premium. The Company is also required to make prepayments with the proceeds of certain indebtedness, upon the issuance of certain equity securities, and (subject to reinvestment rights) upon certain asset dispositions and casualty events. The outstanding amounts under the Term Loan will mature on March 15, 2027.
The borrowings under the Bridge Term Loan bear interest, at the Company’s option, at a rate equal to either Term SOFR plus 3.00% or the Base Rate plus 2.00% (each as defined in the Bridge Term Loan). Interest expense is recognized using the effective interest method and is payable on the last day of each applicable interest period, with the first payment due on June 30, 2026.

The Bridge Term Loan includes certain covenants, such as limitations on the incurrence of additional debt, granting liens, and making dispositions, investments and restricted payments. Beginning in the quarter ending June 30, 2026, the Company and certain of its subsidiaries are required to comply quarterly with the following financial covenants (as defined in the Bridge Term Loan):
•Interest Coverage ratio of at least 3.00 to 1.00
•Total Leverage Ratio of 5.5 to 1.00
•Secured Leverage Ratio of 3.50 to 1.00, and

•Minimum liquidity of not less than $50.0 million.
To secure borrowings under the Bridge Term Loan, the Company and its subsidiaries have pledged substantially all of their assets as collateral to the collateral agent for the benefit of the lenders. Borrowings under the Bridge Term Loan are subject to acceleration upon the occurrence of events of default that the Company considers customary, including, among others, the failure to pay principal or interest, violation of covenants and default on other indebtedness.
Debt financing costs of $6.0 million were incurred in connection with the Bridge Term Loan. These costs are recorded as a reduction from the carrying amount of the loan and are being amortized as interest expense over the term of the loan using the effective interest method.

Interest expense recognized in connection with the Bridge Term Loan was $0.8 million for the three months ended March 31, 2026. As of March 31, 2026, the $294.3 million outstanding principal is classified as current debt in the condensed consolidated balance sheets.
The carrying amount of the Bridge Term Loan approximates its fair value as of March 31, 2026, due to its recent origination and variable interest rate that reflects current market conditions. The fair value measurement is classified as Level 2 under ASC 820.
On April 8, 2026, Solaris and certain of its subsidiaries entered into Amendment No. 1 to the Bridge Term Loan (the “Bridge Term Loan Amendment”). Among other changes, the Bridge Term Loan Amendment provides for additional commitments (the “Additional Commitments”) in the aggregate principal amount of $200.0 million, in addition to the initial aggregate principal amount of $300.0 million under the Bridge Term Loan. Subject to satisfaction of customary conditions precedent, the Additional Commitments are available for a single borrowing until October 8, 2026.
Stateline Term Loan
On May 23, 2025, Stateline entered into a Loan and Security Agreement (the “Stateline Term Loan”) with Stonebriar Commercial Finance LLC (“Stonebriar”), providing for a delayed draw term loan facility with a maximum principal amount equal to the lesser of $550.0 million or 80% of the total cost of the equipment collateral with advances permitted through March 31, 2027. The Company consolidates Stateline as the primary beneficiary of a variable interest entity. See Note 2. “Variable Interest Entities” for additional information.

Advances under the Stateline Term Loan initially bear interest at a variable rate equal to 5.94% plus the greater of SOFR or 4.31%, resetting monthly. Upon conversion, each advance bears a fixed rate of 9.85% per annum for a 72-month term, subject to a one-time adjustment based on market rates at conversion. Principal on converted notes is repaid over a 72-month term, with 80% amortized in equal monthly installments and the remaining 20% due as a lump sum balloon payment at maturity. The Stateline Term Loan is secured solely by Stateline's equipment collateral and related contracts and is non-recourse to the Company.

The Stateline Term Loan includes customary covenants and, beginning in the quarter ending March 31, 2027, requires Stateline to maintain a fixed charge coverage ratio of at least 1.35 to 1.00, a leverage ratio not exceeding 3.5 to 1.00, and minimum liquidity of $5.0 million through December 31, 2026 and $10.0 million thereafter.

As of March 31, 2026, outstanding advances totaled $260.4 million, of which $7.6 million is classified as current. Debt financing costs of $5.8 million were incurred at inception, of which $2.9 million was allocated to advances drawn to date, recorded as a contra liability and amortized over the respective loan terms using the effective interest method, and $2.9 million is deferred as a non-current asset pending allocation to future advances. Interest cost of $5.1 million was incurred for the three months ended March 31, 2026, all of which was capitalized as part of the cost of qualifying assets under ASC 835-20. The carrying amount of the Stateline Term Loan approximates fair value as of March 31, 2026, classified as Level 2 under ASC 820.

Stonebriar Term Loan
On March 16, 2026, the Company entered into a Loan and Security Agreement (the “Stonebriar Term Loan”) with Eldridge Asset Finance LLC, as administrative agent, and Stonebriar, as initial lender, with a principal amount of $148.6 million. The Stonebriar Term Loan was incurred in connection with the Genco Acquisition, with $123.2 million representing a component related to the extinguishment of pre-existing Genco obligations, $24.7 million representing cash proceeds received at closing, and $0.7 million representing debt financing costs rolled into the principal at inception. See Note 4. “Genco Acquisition” for additional information.
The Stonebriar Term Loan bears interest at a fixed rate of 8.50% per annum. Payments are interest only through April 1, 2026, followed by 72 consecutive equal monthly installments of combined principal and interest of $2.1 million, commencing May 1, 2026, with the remaining unpaid principal balance due at maturity on April 1, 2032. Any prepayment, whether voluntary or upon acceleration following an event of default, is subject to a prepayment fee ranging from 0.5% to 4.0% of the outstanding principal amount, depending on the timing of such prepayment. No partial prepayments are permitted. The Stonebriar Term Loan is secured by certain equipment of the Company acquired in connection with the Genco Acquisition.

Debt financing costs of $1.0 million were incurred in connection with the Stonebriar Term Loan, recorded as contra liability and amortized as interest expense over the loan term using the effective interest method. Interest expense of $0.6 million was recognized for the three months ended March 31, 2026. As of March 31, 2026, $12.3 million of the outstanding principal balance of $148.6 million is classified as current in the condensed consolidated balance sheets.
The carrying amount of the Stonebriar Term Loan approximates its fair value as of March 31, 2026, due to its recent origination at a fixed rate reflective of market conditions at that time. The fair value measurement is classified as Level 2 under ASC 820.
Caterpillar Term Loans
On March 16, 2026, in connection with the Genco Acquisition, the Company assumed two term loans (collectively, the “Caterpillar Term Loans”) with an aggregate outstanding principal balance of $15.3 million under a Master Loan Agreement with Caterpillar Financial Services Corporation, originally dated September 26, 2024 and amended on March 16, 2026 to recognize the Company as the successor borrower. See Note 4. “Genco Acquisition” for additional information.
The Caterpillar Term Loans bear interest at a fixed rate of 7.5905% per annum. The principal is repayable in equal monthly installments of 1/48th of the aggregate principal amount, with payments due on the first day of each calendar month, beginning on April 1, 2026. All outstanding principal and accrued interest are due on the maturity date of April 30, 2029. Full prepayment is permitted with 90 days prior written notice subject to a prepayment premium of 1.0% of the outstanding principal balance. No partial prepayments are permitted. The Caterpillar Term Loans are secured by certain equipment of the Company acquired in connection with the Genco Acquisition.
Interest expense recognized was $0.1 million for the three months ended March 31, 2026. As of March 31, 2026, $5.0 million of the outstanding principal balance of $15.3 million is classified as current in the condensed consolidated balance sheets.

The carrying amount of the Caterpillar Term Loans approximates fair value as of March 31, 2026, due to their recent assumption at a fixed rate reflective of market conditions at that time. The fair value measurement is classified as Level 2 under ASC 820.
Revolving Credit Facility Extinguishment
On March 16, 2026, substantially concurrently with the closing of the Term Loan, the Company terminated its revolving credit facility agreement with Bank of America, N.A. The facility provided for borrowings of up to $75.0 million. As of the date of termination, there were no outstanding borrowings under the facility, and all liens and security interests were released upon termination. The extinguishment of the facility resulted in a loss on extinguishment of debt of $1.3 million, primarily consisting of unamortized debt issuance costs, which was recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026.
Payments of Debt Obligations Due by Period
The following table presents the Company’s expected future principal maturities of long-term debt as of March 31, 2026 (which consisted of the Stateline Term Loan, Stonebriar Term Loan, Caterpillar Term Loans and Convertible Notes):

Year Ending December 31,	Principal Repayments of Long-term Debt	Principal Repayments of Convertible Notes
2026 (remainder of)	$14.6	$—
2027	49.4	—
2028	55.2	—
2029	53.3	—
2030	53.2	155.0
Thereafter	198.6	747.5
Total future principal debt payments	$424.3	$902.5

The Bridge Term Loan, which had an outstanding principal balance of $300.0 million as of March 31, 2026, is excluded from the table above as it is classified as current in the condensed consolidated balance sheets and matures on March 15, 2027. Refer to the Bridge Term Loan section above for additional details.

The expected future principal maturities of the Stateline Term Loan are based solely on the outstanding principal balance of $260.4 million as of March 31, 2026, and assumed conversion dates in 2026 and 2027. Actual maturities may vary based on timing of conversions and any prepayments.

11.    Convertible Notes
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
During the three months ended December 31, 2025, the last reported sale price of the Company’s Class A common stock exceeded 130% of the $26.39 conversion price for at least 20 trading days in the relevant observation period. As a result, the conversion condition was met, and the 2030 Notes became convertible at the holders’ option during the three months ended March 31, 2026. The Company did not receive any conversion requests from holders during the three months ended March 31, 2026, and no conversions of the 2030 Notes occurred or were settled during the period. Upon conversion, the Company may elect to settle the 2030 Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the respective supplemental indentures.
In 2025, concurrently with the pricing of the 2031 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The capped calls have a strike price of $57.20 and a cap price of $88.00 per share and cover, subject to customary anti-dilution adjustments, the same number of shares of Class A common stock initially underlying the 2031 Notes. The capped call transactions are designed to reduce potential dilution to Class A common stock and/or offset cash payments the Company may make upon conversion of the 2031 Notes.
The effective interest rate is 5.6% for the 2030 Notes and 0.7% for the 2031 Notes. A summary of the interest expense, discount amortization, deferred debt issuance amortization, and capitalized interest related to the Convertible Notes for the three months ended March 31, 2026 is as follows:

Three Months Ended March 31, 2026
Interest expense	$2.3
Discount amortization	1.0
Deferred debt issuance amortization	0.1
Less: capitalized interest	(0.6)
Convertible Notes interest expense, net	$2.8

The net carrying amount of the 2030 Notes and 2031 Notes were as follows:

	March 31, 2026	December 31, 2025
2030 Notes:
Principal (par value)	$155.0	$155.0
Unamortized debt discount and costs	(4.9)	(5.2)
Net carrying amount	$150.1	$149.8

2031 Notes:
Principal (par value)	$747.5	$747.5
Unamortized debt discount and costs	(16.0)	(16.9)
Net carrying amount	$731.5	$730.6
The Company estimates the fair value of the Convertible Notes using Level 1 inputs based on quoted market prices of the notes in active markets. As of March 31, 2026, the fair value of the 2030 Notes and 2031 Notes was $368.8 million and $938.7 million, respectively.
12.    Fair Value Measurements and Financial Instruments
The Company’s financial assets and liabilities, as well as certain nonrecurring fair value measurements such as goodwill impairment and long-lived assets impairment, are measured using inputs from the three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable, which are as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing assets or liabilities based on the best information available.
Recurring Fair Value Measurements
The Company has no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.
Nonrecurring Fair Value Measurements
The Company’s nonrecurring fair value measurements primarily relate to assets acquired and liabilities assumed in connection with business combinations. In 2025, the Company completed a business combination in which the acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date.
The Genco Acquisition completed on March 16, 2026 was accounted for as an asset acquisition under ASC 805-50, and accordingly the acquired assets and assumed liabilities were recorded at allocated acquisition cost. The customer relationship intangible asset recognized in connection with the Genco Acquisition was recorded at its standalone fair value of $15.8 million, determined using the income approach. See Note 4. “Genco Acquisition” and Note 8. “Intangible Assets” for additional information.

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
The Convertible Notes are carried at amortized cost. The related fair values together with the carrying amounts are disclosed in Note 11. “Convertible Notes”.

Credit Risk
The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents and trade receivables.
The Company maintains its cash and cash equivalents with high-quality financial institutions. These balances often exceed the FDIC-insured limits. The Company monitors the creditworthiness of institutions with which it deposits funds.
The majority of our trade receivables have payment terms of 60 days or less. As of March 31, 2026, two customers accounted for 45% and 14% of our total trade receivables. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.
13.    Equity and Non-controlling Interest
Dividends
To enable the Company to pay quarterly cash dividends to holders of its Class A common stock, Solaris LLC made cash distributions to its unitholders totaling $8.8 million and $8.2 million during the three months ended March 31, 2026 and 2025, respectively. Of these amounts, $6.9 million and $4.7 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock. In addition, during the three months ended March 31, 2026 and 2025, Solaris LLC made pro-rata distributions of $0.4 million and $1.2 million, respectively, to certain unitholders to enable the Company to satisfy its obligations under the Tax Receivable Agreement (as defined below). See Note 15. “Income Taxes” for further details on the Tax Receivable Agreement.
Non-controlling Interest
Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity in consolidated subsidiaries not attributable to the Company. As of March 31, 2026 and December 31, 2025, non-controlling interest consisted of the following:

	March 31, 2026	December 31, 2025
Entity:
Solaris LLC	$237.1	$176.4
Stateline	86.5	86.5
Total	$323.6	$262.9

Exchange of Solaris LLC Units
During the three months ended March 31, 2026, a total of 245,954 Solaris LLC units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled, resulting in an increase in the Company’s ownership interest in Solaris LLC.
14.    Earnings Per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A shareholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.
The following table sets forth the calculation of basic and diluted earnings per share, or EPS, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator (in millions)
Net income attributable to Solaris Energy Infrastructure, Inc.	$21.4	$5.3
Less: income attributable to participating securities (1)	(0.7)	(0.3)
Net income attributable to Class A shareholders - basic	$20.7	$5.0
Convertible notes interest charge, net of tax	2.1	—
Net income attributable to common stockholders - diluted	$22.8	$5.0

Denominator
Basic weighted average shares of Class A common stock outstanding	52,171,270	36,176,351
Effect of dilutive securities:
Dilutive convertible notes	18,941,057	—
Performance-based restricted stock units	597,055	—
Diluted weighted average shares of Class A common stock outstanding	71,709,382	36,176,351

Earnings per share of Class A common stock - basic	$0.40	$0.14
Earnings per share of Class A common stock - diluted	$0.32	$0.14
(1)The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.
The following weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Class B common stock	15,347,717	29,106,749
Restricted stock awards	1,920,917	1,978,226
Performance-based restricted stock units	108,479	733,954
Stock options	—	5,025
Total	17,377,113	31,823,954

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
For the three months ended March 31, 2026 and 2025, we recognized a combined United States federal and state expense for income taxes of $15.2 million and $3.9 million, respectively. The effective combined United States federal and state income tax rates were 32.2% and 23.2% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 our effective tax rate differed from the statutory rate primarily due to the impact of the noncontrolling interest and the executive compensation deduction limitation. Our effective tax rate differed from the statutory rate for the three months ended March 31, 2025, primarily due to the impact of the noncontrolling interest.
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
Section 382 of the Internal Revenue Code of 1986, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carryovers and certain built-in losses recognized in years after the “ownership change.” An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating loss carryovers to offset taxable income earned after the ownership change. We do not believe the Section 382 annual limitation related to historical ownership changes impacts our ability to utilize our net operating losses; however, if we were to experience a future ownership change, our ability to use net operating losses may be impacted.
Payables Related to the Tax Receivable Agreement
On May 17, 2017, in connection with its initial public offering (“IPO”), the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of March 31, 2026, our liability under the Tax Receivable Agreement was $75.0 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement.
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
During the three months ended March 31, 2026, the Company made payments totaling $1.7 million under the Tax Receivable Agreement. Solaris LLC made a cash distribution to the Company of $1.7 million to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to certain Solaris LLC unitholders amounting to $0.4 million.
16.    Concentrations
Customer Concentrations
For the three months ended March 31, 2026, two customers accounted for 52% and 11% of the Company’s revenues. For the three months ended March 31, 2025, two customers accounted for 37% and 14% of the Company’s revenues.
As of March 31, 2026, two customers accounted for 45% and 14% of the Company’s accounts receivable. As of December 31, 2025, two customers accounted for 38% and 18% of the Company’s accounts receivable.
Supplier Concentrations
For the three months ended March 31, 2026, two suppliers accounted for 42% and 17% of the Company’s total purchases. For the three months ended March 31, 2025, one supplier accounted for 60% of the Company’s total purchases.
As of March 31, 2026, one supplier accounted for 74% of the Company’s accounts payable. As of December 31, 2025, one supplier accounted for 71% of the Company’s accounts payable.
17.    Commitments and Contingencies
Litigation and Claims
In the normal course of business, the Company is subject to various claims, legal actions, contract negotiations and disputes. The Company accrues for losses when probable and can be reasonably estimated. In management’s opinion, there are currently no such matters outstanding that would have a material effect on the accompanying condensed consolidated financial statements, other than the following.
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
NovaLT16 Turbine Acquisition
On March 13, 2026, the Company executed an Assignment, Assumption, Novation and Amendment Agreement (the “Assignment Agreement”) pursuant to which it acquired from Colusa Power Infrastructure Partners, LLC (“Colusa”) all

contractual rights to receive 30 NovaLT16 gas turbine generator units (the “NovaLT16 Turbine Acquisition”) from Baker Hughes Energy Services LLC ("Baker Hughes") under an existing turbine supply contract (the “Turbine Supply Contract”). The Assignment Agreement constitutes a complete novation of the Turbine Supply Contract, with the Company substituted as purchaser in place of Colusa. At closing, the Company paid Colusa $66.9 million as consideration for the assignment of its contractual delivery rights and paid Baker Hughes $64.3 million in satisfaction of overdue milestone invoices and suspension-related costs that had accrued prior to the assignment, for aggregate closing payments of $131.2 million recorded as construction in progress. The closing payments were funded with proceeds from the Company’s Term Loan (See Note 10. “Debt”). The units are scheduled to be delivered between September 2026 and September 2029.

Purchase Commitments

As of March 31, 2026, the Company has entered into material purchase commitments for power generation equipment to support the growth of its Solaris Power Solutions segment.
Other supplier commitments. The Company has entered into purchase commitments with various suppliers for power generation equipment. These commitments are cancellable by the Company but are subject to significant termination penalties, ranging from 5% to 90% of the remaining purchase price, depending on timing of cancellation.
Baker Hughes Turbine Supply Contract. In connection with the NovaLT16 Turbine Acquisition, the Company has a non-cancellable purchase obligation of $364.9 million payable to Baker Hughes as manufacturing and delivery milestones are achieved. The contract price is fixed and not subject to escalation, except under limited force majeure and change in law provisions. The Company’s termination rights under the Turbine Supply Contract arise only upon specified supplier default events, including Baker Hughes’ failure to deliver a unit after accrual of maximum delay liquidated damages. Amounts allocated by year in the table below reflect contractual scheduled delivery dates and are subject to change based on actual delivery timing.
As of March 31, 2026, the Company had the following purchase commitments for power generation equipment, based on expected payment timing assuming commitments are fulfilled:

March 31, 2026
Payments due by period
2026 (remainder of)	$824.6
2027	257.9
2028	171.1
2029	76.8
Total purchase commitments	$1,330.4
Purchase commitments include $257.3 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.
In addition to the purchase obligations in the table above, the Company is obligated to pay Colusa up to $130.2 million in the aggregate as additional consideration for the assignment of turbine delivery rights under the NovaLT16 Turbine Acquisition, payable on a per-unit basis within 30 days of the Company’s acceptance of each unit. These obligations are contingent upon Baker Hughes’ delivery and the Company’s acceptance of each unit, and no amount becomes due with respect to any unit that is not delivered. These amounts are excluded from the table above as they are contingent obligations, not fixed purchase commitments.
Other Commitments

The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party, in connection with the rental of office space. As of March 31, 2026, the total future obligation under this guarantee is $1.5 million. Refer to Note 18. “Related Party Transactions” below for additional information regarding related party transactions recognized.

18.    Related Party Transactions
Solaris Energy Management
The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Co-Chief Executive Officer and Chairman of the Board. These services primarily include rental of office space, travel services and other administrative support. The related costs are included in selling, general and administrative costs and other operating expenses, net in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, Solaris LLC paid $0.2 million and $0.3 million, respectively, for these services.
In addition, as of March 31, 2026 and December 31, 2025, the Company had the following balances related to these related party transactions reflected on the condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
Accrued liabilities	$0.1	$0.1
KTR Management Company, LLC
The Company previously acquired an operating lease agreement for commercial real estate with KTR Management Company, LLC, a related party that owns 13.0% of the outstanding shares of the Company’s Class B common stock (representing 2.7% of the total voting power) as of March 31, 2026.
The following table outlines the operating lease right-of-use asset and operating lease liability associated with this related party lease, split between current and non-current portions, on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Operating lease right-of-use asset	$0.1	$0.1
Operating lease liability	0.1	0.1
During the three months ended March 31, 2026 and 2025, the Company incurred the following expense from KTR Management Company, LLC:

	Three Months Ended March 31,
	2026	2025
Cost of services
Commercial real estate lease	$0.1	$0.1
Cost of leasing revenue
Short-term equipment rental	—	0.3
Fuel, utility and travel expenses	—	0.1
Total costs from KTR Management Company, LLC	$0.1	$0.5
During the three months ended March 31, 2025, the Company also purchased certain equipment from KTR Management Company, LLC for $2.0 million, included as property, plant and equipment, net on the condensed consolidated balance sheets. The equipment was purchased at cost with no mark up, representing the same price the Company would have paid in an arm’s-length transaction with an unrelated party.
BlackRock
In connection with the issuance of the 2030 Notes, BlackRock Portfolio Management LLC (“BlackRock”), which held more than 5% of the Company’s total outstanding shares of common stock at the time of note issuance, purchased an aggregate principal amount of $55.0 million of the 2030 Notes at the public offering price. The Company’s audit committee approved BlackRock’s participation in the 2030 Notes offering on April 30, 2025.

In connection with the issuance of the 2031 Notes, BlackRock purchased an aggregate principal amount of $120.0 million of the 2031 Notes at the price to the public. The Company’s audit committee approved BlackRock’s participation in the 2031 Notes offering on October 6, 2025.
19.    Subsequent Events
Master Equipment Rental Agreement
On April 24, 2026, the Company entered into an agreement with a new customer to provide over 600 megawatts of power capacity, including balance of plant equipment beyond emissions control, to support the customer’s power demand for artificial intelligence computing needs at its data center. The new customer is an affiliate of an investment grade, global technology company in the evolving artificial intelligence space. The agreement provides for an initial rental term of ten years, with an option to extend an additional 5 years. Deployments are scheduled to commence in late 2026 and scale through 2028.
No amounts have been recognized in the accompanying condensed consolidated financial statements related to this Agreement as of March 31, 2026.
Debt
On April 8, 2026, we entered into the Term Loan Amendment to provide additional commitments of $200.0 million. For further details, please refer to Note 10. “Debt” in the notes to our condensed consolidated financial statements.
Additional Borrowings under Existing Stateline Term Loan
On April 28, 2026, Stateline drew an additional $64.0 million under the Stateline Term Loan, increasing the total outstanding balance to $324.4 million. The proceeds were used to fund growth-related capital expenditures.
Subsequent Commitments
Subsequent to March 31, 2026, the Company entered into additional material purchase commitments for growth-related capital expenditures. The aggregate value of these new commitments totals $98.1 million, of which $92.5 million is expected to be settled within the subsequent twelve months. These commitments are expected to be funded through a combination of available cash, future operating cash flows, and borrowing under existing credit facilities.
Dividends
On April 23, 2026, the Board approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on June 12, 2026, to holders of record as of June 2, 2026. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “we,” “us,” “our,” “Solaris” or the “Company” refer to Solaris Energy Infrastructure, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our subsequent filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
Recent Developments
Master Equipment Rental Agreements
On February 12, 2026, we entered into a Master Equipment Rental Agreement (the “Hatchbo Agreement”) with Hatchbo, LLC (“Hatchbo”) to provide over 500 megawatts (“MW”) of power generation equipment to support Hatchbo’s power demand for artificial intelligence computing needs at its data center. Hatchbo is an affiliate of an investment grade, global technology company and industry leader in the evolving artificial intelligence space. The Hatchbo Agreement has an initial term of 10 years, with an option to extend an additional 5 years, beginning in the first quarter of 2027.
In connection with the Hatchbo Agreement, the Company received a $45.4 million advance rental payment covering the final four months of the initial ten-year term. This prepayment has been recorded as deferred revenue as of March 31, 2026. See Deferred Revenue under Note 5. “Summary of Significant Accounting Policies” for additional information.

On April 24, 2026, we entered into an agreement with a new customer to provide over 600 MW of power capacity, including balance of plant equipment beyond emissions control, to support the customer’s power demand for artificial intelligence computing needs at its data center. The new customer is an affiliate of an investment grade, global technology company in the evolving artificial intelligence space. For additional information on the agreement, refer to Note 19.“Subsequent Events” in the notes to our consolidated financial statements.
Genco Acquisition
On March 16, 2026, the Company, through our subsidiary Project G Buyer, LLC, completed the acquisition of 100% of the outstanding equity interests in Focus Genco Cayman Ltd. (“Genco”), the parent company of Genco Power Solutions, a distributed power generation company, pursuant to a securities purchase agreement (the “Genco Acquisition”). The acquired assets consist primarily of gas turbine generators held for lease under passive dry-lease arrangements. The Genco Acquisition expands the Company’s capabilities in power distribution solutions within the Solaris Power Solutions segment and is expected to add 400 MW of incremental power generation capacity to Solaris between March 2026 and July 2028, inclusive of approximately 100 MW of currently operated and contracted capacity. For further details, refer to Note 4. “Genco Acquisition” in the notes to our condensed consolidated financial statements.

NovaLT16 Turbine Acquisition
On March 13, 2026, we acquired all contractual rights to receive 30 NovaLT16 gas turbine generator units (the “NovaLT16 Turbine Acquisition”) from Baker Hughes Energy Services LLC under an existing turbine supply contract. The units are scheduled to be delivered between September 2026 and September 2029, providing approximately 500 MW of incremental power generation capacity between early 2027 and 2029. See Note 17. “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.
Bridge Term Loan
On March 16, 2026, we entered into a secured term loan agreement (the “Bridge Term Loan”) that provided us with term loans in an aggregate principal amount of $300.0 million. The Term Loan is a one-time draw facility, and we used net proceeds of $295.0 million to fund the Genco Acquisition, the NovaLT16 Turbine Acquisition, and for working capital and general corporate purposes. On April 8, 2026, we entered into an amendment to the Bridge Term Loan, which allows for additional borrowings of $200.0 million. Refer to Note 10. “Debt”, Note 17. “Commitments and Contingencies”, and Note 19. “Subsequent Events” in the notes to our condensed consolidated financial statements.
Term Loans
On March 16, 2026, in connection with the Genco Acquisition, we assumed term loans with Caterpillar Financial Services Corporation with an aggregate outstanding principal balance of $15.3 million. Refer to Note 4. “Genco Acquisition” and Note 10. “Debt” in the notes to our condensed consolidated financial statements.
On March 16, 2026, also in connection with the Genco Acquisition, we entered into a new term loan with Eldridge Asset Finance, LLC, as administrative agent, and Stonebriar, as initial lender, with a principal amount of $148.6 million (the “Stonebriar Term Loan”). The Stonebriar Term Loan was incurred in connection with the Genco Acquisition, with $123.2 million representing a component related to the extinguishment of pre-existing Genco obligations, $24.7 million representing cash proceeds received at closing, and $0.7 million representing debt financing costs rolled into the principal at inception. See Note 4. “Genco Acquisition” and Note 10. “Debt” in the notes to our condensed consolidated financial statements.
Additional Borrowings under Stateline Term Loan
On April 28, 2026, Stateline drew an additional $64.0 million under the Stateline term loan facility, increasing the outstanding balance to $324.4 million. The proceeds were used to fund growth-related capital expenditures.
Refer to Note 10. “Debt” and Note 19.“Subsequent Events” in the notes to our condensed consolidated financial statements.

Market Trends and Outlook
In the first quarter, our Solaris Power Solutions segment continued to grow significantly, reflecting returns on the capital investments the Company has made to grow its revenue and earnings contribution from providing power generation solutions. For the three months ended March 31, 2026, Solaris Power Solutions revenue contributed 65% of total revenue and its Adjusted EBITDA contributed 76% of total segment Adjusted EBITDA. Capital expenditures should continue to be heavily weighted towards Solaris Power Solutions as we intend to grow our capacity and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to continue to be the dominant segment in terms of revenue and Adjusted EBITDA contribution.
Today, Solaris Power Solutions’ primary customers include three leading companies in the artificial intelligence computing sector, as well as several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications.
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

In the first quarter of 2026, we entered into an agreement for over 500 MW of power generation to support power demand for artificial intelligence computing needs at data centers with a global technology leader. Subsequently, in April 2026, we entered into an agreement with an additional global technology leader for over 600 MW of power generation at its data center locations.
The Company’s power generation capacity will now reach a total of approximately 3,100 MW by the end of 2029 based on expected deliveries under our contracted orders. The majority of this capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to ten years, with the majority under contracts with a tenor of seven to ten years including an option to extend. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.
We expect total company capital expenditures remaining in 2026 of approximately $1,263 million on a consolidated basis, of which approximately $232 million should be incurred by Stateline. The majority of these capital expenditures are to support additional growth in Solaris Power Solutions. Capital expenditures for Solaris Logistics Solutions represent less than $20 million of our total expected annual capital expenditures.
We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, available borrowings under our Term Loan, and proceeds from the Stateline term loan facility. In addition to these sources, subject to market conditions and the availability of fleet growth opportunities, we may meet our cash requirements through the issuance of additional securities and/or the entry into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to cancel the committed purchase orders, subject to the payment of cancellation fees.
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
For Solaris Logistics Solutions, demand is predominantly influenced by the level of oil and natural gas well drilling and completion activity in the U.S. During the first quarter of 2026, our fully utilized system count increased by 12% to 104 fully utilized systems from the fourth quarter of 2025, which was driven by higher levels of oilfield activity. The level of demand over the longer term will depend on multiple factors, including commodity price levels, customer consolidation that can drive activity and procurement strategy changes and industry efficiency gains, geopolitical risk, economic activity, potential regulatory changes and potential impacts from geopolitical disruptions.
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Revenues
Solaris Power Solutions	$128,538	$49,375	$79,163
Solaris Logistics Solutions	67,701	76,957	(9,256)
Total revenues	$196,239	$126,332	$69,907
Solaris Power Solutions. Solaris Power Solutions revenues increased by $79.2 million, or 160%, to $128.5 million for the three months ended March 31, 2026, compared to $49.4 million for the three months ended March 31, 2025. The increase in revenues was primarily due to increased MW capacity deployed. Deployed capacity increased to approximately 910 MW in the three months ended March 31, 2026, compared to approximately 390 MW in the same period of 2025.
Solaris Logistics Solutions. Solaris Logistics Solutions revenues decreased by $9.3 million, or 12%, to $67.7 million for the three months ended March 31, 2026, compared to $77.0 million for the three months ended March 31, 2025. This decrease was primarily due to lower last-mile transportation activity, despite an increase in the number of fully utilized systems to 104 in the three months ended March 31, 2026 from 98 in the same period of 2025.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$53,733	$16,494	$37,239
Solaris Logistics Solutions	45,032	51,216	(6,184)
Total cost of revenue (exclusive of depreciation and amortization)	$98,765	$67,710	$31,055
Solaris Power Solutions. Solaris Power Solutions cost of revenue increased by $37.2 million to $53.7 million for the three months ended March 31, 2026, compared to $16.5 million for the three months ended March 31, 2025. The increase was due to higher deployed MW capacity and related activity levels.
Solaris Power Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 42% for the three months ended March 31, 2026, compared to 33% for the three months ended March 31, 2025.
Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue decreased by $6.2 million to $45.0 million for the three months ended March 31, 2026, compared to $51.2 million for the three months ended March 31, 2025. The decrease was primarily driven by lower last-mile transportation activity, partially offset by higher labor costs and repair and maintenance expenses to support an increase in fully utilized system counts during the three months ended March 31, 2026.
Solaris Logistics Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 67% for the each of the three months ended March 31, 2026 and 2025.
Depreciation and Amortization
Depreciation and amortization increased by $4.7 million, or 23%, to $24.8 million in the three months ended March 31, 2026, compared to $20.1 million in the same period of 2025. This increase was primarily driven by the addition of depreciable assets associated with the Solaris Power Solutions segment placed in service during 2025 and the three months ended March 31, 2026.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.6 million, or 37%, to $20.9 million in the three months ended March 31, 2026, compared to $15.3 million in the same period of 2025. The increase was primarily driven by a $2.4 million increase in salaries, wages and benefits resulting from an increase in average headcount, a $1.0 million increase in legal expenses, as well as higher employee and office costs associated with supporting a larger workforce as our Solaris Power Solutions segment has expanded.
Other Operating Expenses, net
Other operating expenses, net remained relatively flat at $1.3 million in the three months ended March 31, 2026, compared to $1.2 million in the same period of 2025.
Interest Expense
Interest expense decreased by $1.4 million to $4.8 million in the three months ended March 31, 2026, compared to $6.2 million in the same period of 2025, primarily due to the higher-rate term loan that was outstanding for most of 2025 and was fully repaid and extinguished in early October 2025.
Interest Income
Interest income increased by $1.7 million to $2.8 million in the three months ended March 31, 2026, compared to $1.0 million in the same period of 2025, primarily due to higher interest income earned on higher cash balances resulting from the issuance of convertible notes.

Loss on Debt Extinguishment
Loss on debt extinguishment was $1.3 million for the three months ended March 31, 2026, related primarily to the write-off of unamortized debt issuance costs associated with the extinguishment of the revolving credit facility. There was no loss on debt extinguishment for the three months ended March 31, 2025.
Provision for Income Taxes
During the three months ended March 31, 2026, we recognized a combined United States federal and state expense for income taxes of $15.2 million, an increase of $11.3 million as compared to the $3.9 million income tax expense we recognized during the the three months ended March 31, 2025. This change was attributable to changes in operating gains and mix of states where we operate. The effective combined United States federal and state income tax rates were 32.2% and 23.2% for the three months ended March 31, 2026 and March 31, 2025, respectively. For the three months ended March 31, 2026 our effective tax rate differed from the statutory rate primarily due to the impact of the noncontrolling interest and the executive compensation deduction limitation. Our effective tax rate differed from the statutory rate for the three months ended March 31, 2025, primarily due to the impact of the noncontrolling interest.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include:
•Cash flows from operations;
•Borrowing availability under our Term Loan and Stateline’s term loan facility;
•Net proceeds from the issuance of the 2031 Notes, with certain funds remaining as of March 31, 2026
We believe these sources will be sufficient to meet the majority of our short-term and long-term financial obligations, including existing purchase commitments and budgeted capital expenditures. In addition to these sources, subject to market conditions and the availability of fleet growth opportunities, we may meet our cash requirements through the issuance of additional securities and/or the entry into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to cancel the committed purchase orders, subject to the payment of cancellation fees.
Revolving Credit Facility Extinguishment
On March 16, 2026, substantially concurrently with the closing of the Term Loan, the Company terminated its revolving credit facility agreement with Bank of America, N.A., as agent, and the lenders party thereto. The facility had a borrowing base up to $75.0 million. As of the date of termination, there were no outstanding borrowings under the facility. The extinguishment of the facility resulted in a loss on extinguishment of debt of $1.3 million, primarily consisting of unamortized debt issuance costs, which was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2026.
Bridge Term Loan
As of March 31, 2026, outstanding borrowings under the Bridge Term Loan totaled $300.0 million and will mature on March 15, 2027. The net proceeds from the issuance were used to fund the Genco Acquisition. The Term Loan was amended on April 8, 2026 to allow for an additional single borrowing of $200.0 million until October 8, 2026. Interest on the Term Loan is payable quarterly. Based on the outstanding borrowings as of March 31, 2026, estimated interest payments will be approximately $20.2 million over the subsequent twelve months.
Stateline Term Loan
Stateline maintains a delayed draw term loan facility with an estimated total capacity of $518.5 million, based on its current capital plan, to fund power generation equipment for its approximately 900 MW data center project. As of March 31, 2026, outstanding borrowings totaled $260.4 million. On April 28, 2026, Stateline drew an additional $64.0 million to fund growth-related capital expenditures, increasing the outstanding balance to $324.4 million. The remaining capacity of $194.1 million is expected to be drawn during the remainder of 2026, depending on the timing of progress payments and equipment deliveries. This facility provides significant funding flexibility for Stateline’s capital needs. As of March 31, 2026, $7.6 million of the outstanding borrowings will be due within the next twelve months, with estimated interest payments of approximately $26.1 million over the subsequent twelve months, which will increase as additional amounts are drawn. See Note 10. “Debt” in the notes to our condensed consolidated financial statements for terms and repayment.
Convertible Senior Notes
On May 2, 2025, we issued $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The net proceeds were used primarily to support the growth of our Solaris Power Solutions segment. Interest on the 2030 Notes is payable semi-annually, with estimated payments of approximately $7.4 million over the subsequent twelve months.
In October 2025, we issued $747.5 million aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “2031 Notes”). The net proceeds from the issuance were used, in part, to repay and terminate our then existing term loan, fund capped call transactions to hedge potential dilution, and support continued growth of our Solaris Power Solutions segment. Interest on the 2031 Notes is payable semi-annually, with estimated payments of approximately $1.8 million over the subsequent twelve months.

Term Loans
As of March 31, 2026, outstanding borrowings under our term loans totaled $163.9 million. Principal and interest on our term loans are payable monthly, with estimated total payments of approximately $30.2 million over the subsequent twelve months. Further details regarding the terms of these loans are included in Note 10. “Debt” in the notes to our condensed consolidated financial statements.
Capital Commitments
We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. As of March 31, 2026, short-term purchase commitments due within the subsequent twelve months totaled $928.0 million. Long-term purchase commitments that extend beyond one year total $402.4 million, of which $154.5 million is scheduled to be fulfilled during 2027, $171.1 million is scheduled to be fulfilled during 2028, and the remaining $76.8 million is due in 2029. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.
Subsequent Commitments
Subsequent to March 31, 2026, the Company entered into additional purchase commitments totaling $98.1 million for growth-related capital expenditures. Of these commitments, $92.5 million is expected to be settled within the subsequent twelve months. These commitments are expected to be funded by cash, operating cash flows, and borrowings under existing credit facilities.
Liquidity Position
As of March 31, 2026, cash and cash equivalents totaled $344.5 million. We believe that our cash reserves, projected operating cash flows, Term Loan, and access to Stateline term loan facility provide adequate liquidity to meet our obligations for the next twelve months and beyond. These resources are expected to fund debt service obligations, dividend payments, capital expenditures and related purchase commitments, as well as to support future strategic initiatives.
Share Repurchase Program
The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three months ended March 31, 2026, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of March 31, 2026, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$79,014	$25,722	$53,292
Net cash used in investing activities	(454,553)	(144,323)	(310,230)
Net cash provided by (used in) financing activities	366,688	(24,544)	391,232
Net change in cash and cash equivalents	$(8,851)	$(143,145)	$134,294
Significant Sources and Uses of Cash Flows
Operating Activities. Net cash provided by operating activities increased to $79.0 million for the three months ended March 31, 2026, compared to $25.7 million in the same period of 2025, representing an increase of $53.3 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment. Consequently, our net income, adjusted for non-cash items, increased by $37.3 million for the three months ended March 31, 2026, compared to the prior comparable period. In addition, cash provided by working capital increased $12.3 million for the three months ended March 31, 2026, compared to the prior comparable period.
Investing Activities. Net cash used in investing activities was $454.6 million for the three months ended March 31, 2026, an increase from $144.3 million during the same period of 2025. The $310.2 million increase is mainly attributed to $108.4 million paid for the Genco Acquisition and $343.3 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions, including $131.2 million paid for the NovaLT16 Turbine Acquisition, in the three months ended March 31, 2026, as compared with $142.0 million paid for turbines and ancillary equipment in the three months ended March 31, 2025.
Financing Activities. For the three months ended March 31, 2026, net cash provided by financing activities totaled $366.7 million. This amount primarily reflects $399.0 million from debt financing, partially offset by $6.9 million in quarterly dividends to Class A common stock shareholders, $2.3 million in distributions to Solaris LLC unitholders, $5.0 million paid for debt financing costs, $14.3 million paid for cancelled shares withheld for taxes from vesting of restricted stock and $1.7 million in Tax Receivable agreement payments. In comparison, net cash used in financing activities was $24.5 million for the three months ended March 31, 2025. This amount primarily reflects $10.1 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $4.7 million in quarterly dividends to Class A common stock shareholders, $4.7 million in distributions to Solaris LLC unitholders, and $3.6 million in Tax Receivable Agreement payments.
Future Uses of Cash
Our significant cash commitments primarily relate to our capital expenditures under our power generation fleet growth program and debt service on our Term Loan, Stateline term loan facility and equipment loans. In addition, we are obligated to make semi-annual interest payments on the 2030 Notes and 2031 Notes, with the principal amount due at maturity in 2030 and 2031, respectively. At our election, the 2030 Notes and 2031 Notes may be settled in cash, shares of Class A common stock, or a combination of both.
Additional expected uses of cash include obligations under our Tax Receivable Agreement, scheduled payments under finance and operating lease agreements, insurance premium financing agreements, any dividend payments (timing and amount subject to the discretion of the board), and other routine operating obligations.
Off Balance Sheet Arrangements
Refer to Note 17. “Commitments and Contingencies – Purchase Commitments” included in the notes to our condensed consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates
For detailed information, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting policies since December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, except with regard to interest rate risk, as described below.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates associated with our variable-rate borrowings under debt financing agreements. Changes in interest rates directly affect our interest expense on the variable-rate portion of our debt agreements.
Borrowings under the Stateline Term Loan include variable-rate components prior to conversion to fixed-rate debt. As of March 31, 2026, we had outstanding borrowings of $260.4 million under the Stateline Term Loan, all of which were in the form of notes bearing interest at the variable Floating Rate. A hypothetical increase or decrease of 100 basis points in SOFR would result in an estimated annual change in interest expense of approximately $2.6 million, based on the outstanding borrowings as of March 31, 2026.
Borrowings under the Term Loan bear interest, at the Company’s option, at a rate equal to either Term SOFR plus 3.00% or the Base Rate plus 2.00% (each as defined in the Term Loan). As of March 31, 2026, we had outstanding borrowings of $300.0 million under the Term Loan. A hypothetical increase or decrease of 100 basis points in interest rates would result in an estimated annual change in interest expense of approximately $3.0 million, based on the outstanding borrowings as of March 31, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as described below, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2026, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuit by Masaba Inc., as discussed in detail in Note 17. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.
Item 1A.    Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 except as described herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 16, 2026, in connection with the Genco Acquisition, the Company issued 4,182,772 shares of Class A common stock to the sellers of Genco as partial consideration for the acquisition. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
Issuer Purchases of Equity Securities
The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended March 31, 2026, and the average price paid per share:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
January 1 - January 31	—	$—	—	15,440,555
February 1 - February 28	—	—	—	15,440,555
March 1 - March 31	288,251	49.63	—	15,440,555
Total	288,251	$49.63	—
(1)Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock. The share repurchase program has no set term limit.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
(a)The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” are incorporated by reference into this “Part II, Item 5. Other Information” in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.
(b)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
2.1#
Contribution Agreement, dated July 9, 2024, by and between Solaris Oilfield Infrastructure, Inc., Solaris Oilfield Infrastructure, LLC, John A. Johnson, John Tuma, J Turbines, Inc. and KTR Management Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on July 10, 2024).

2.2#
Securities Purchase Agreement, dated as of March 16, 2026, by and among Solaris Energy Infrastructure Inc., Solaris Energy Infrastructure, LLC, Project G Buyer, LLC, each of the Sellers party thereto, Focus Genco Cayman Ltd, and Alan Zelano, as the Sellers Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on March 20, 2026).

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

10.1#+
Master Equipment Rental Agreement, dated February 12, 2026, by and between Solaris Power Solutions, LLC and Hatchbo, LLC (incorporated by referenced to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-38090) filed with the SEC on February 27, 2026).

10.2	Indemnification Agreement (Stephan E. Tompsett) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on February 17, 2026).

10.3†
Form of Solaris Energy Infrastructure, Inc. Amended and Restated Executive Change in Control Severance Plan, effective as of February 25, 2026 (incorporated by referenced to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-38090) filed with the SEC on February 27, 2026).

10.4#
Senior Secured Term Loan Agreement, dated as of March 16, 2026, by and among Solaris Energy Infrastructure, LLC, as Borrower, Solaris Energy Infrastructure, Inc., as Parent, the other Obligors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent, and Banco Santander, S.A., New York Branch and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on March 20, 2026).

10.5#
Loan and Security Agreement, dated as of March 16, 2026, by and among Project G Buyer, LLC, as Borrower, the Lenders from time to time party thereto, Eldridge Asset Finance LLC, as Administrative Agent, and Stonebriar Commercial Finance LLC, as Initial Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on March 20, 2026).

10.6
Amendment No. 1 to Senior Secured Term Loan Agreement, dated as of April 8, 2026, by and among Solaris Energy Infrastructure, LLC, as Borrower, Solaris Energy Infrastructure, Inc., as Parent, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent, and Goldman Sachs Bank USA, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on April 8, 2026).

31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
______________________________________________________
*Filed herewith.
**Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
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

SOLARIS ENERGY INFRASTRUCTURE, INC.

April 30, 2026	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

April 30, 2026	By:	/s/ Amanda M. Brock
Amanda M. Brock
Director and Co-Chief Executive Officer
(Co-Principal Executive Officer)

April 30, 2026	By:	/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer
(Principal Financial Officer)