Form 10-Q
period 2026-06-30
Solaris Energy Infrastructure, Inc.
filed 2026-08-06
CIK 1697500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 65,831,540 shares of Class A common stock, $0.01 par value per share, and 10,734,852 shares of Class B common stock, $0.00 par value per share, outstanding.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to:
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

•ability to secure customer contracts and the impact of such ability on our revenue and operating results;

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
•credit markets;
•business acquisitions, including the failure to integrate the Genco Acquisition (as defined in Note 4. “Genco Acquisition”) or the GESA Acquisition (as defined in Note 20. “Subsequent Events”) or obtain the expected benefits of such acquisitions;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$824,101	$353,319
Accounts receivable, net of allowances of $653 and $1,652, respectively	210,024	103,084
Prepaid expenses and other current assets	9,854	12,174
Inventories	25,112	14,446
Total current assets	1,069,091	483,023
Equipment held for lease, net	2,489,773	1,074,062
Property, plant and equipment, net	259,524	271,182
Non-current inventories	1,229	1,327
Operating lease right-of-use assets	17,635	10,635
Goodwill	105,365	105,365
Intangible assets, net	69,203	59,795
Deferred tax assets	99,141	122,630
Restricted cash	70,700	—
Other assets	30,657	15,087
Total assets	$4,212,318	$2,143,106
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$167,621	$77,524
Accrued liabilities	56,215	67,558
Deferred revenue, current portion	18,004	5,777
Payables related to Tax Receivable Agreement, current portion	—	1,789
Finance lease liabilities, current portion	2,491	2,051
Operating lease liabilities, current portion	3,557	2,235
Long-term debt, current portion	11,391	4,033
Other current liabilities	—	2,333
Total current liabilities	259,279	163,300
Long-term debt, net of current portion	1,597,592	179,986
Convertible notes	882,726	880,441
Payables related to Tax Receivable Agreement, net of current portion	109,166	74,495
Deferred revenue, net of current portion	174,388	—
Operating lease liabilities, net of current portion	13,894	8,156
Finance lease liabilities, net of current portion	2,987	2,062
Deferred tax liabilities	11,675	7,371
Other long-term liabilities	44	44
Total liabilities	3,051,751	1,315,855
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 62,814 shares and 53,081 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	608	510
Class B common stock, $0.00 par value, 180,000 shares authorized, 10,735 shares and 15,386 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	847,824	537,754
Retained earnings	53,544	26,074
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	901,976	564,338
Non-controlling interest	258,591	262,913
Total stockholders' equity	1,160,567	827,251
Total liabilities and stockholders' equity	$4,212,318	$2,143,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Leasing revenue	$105,718	$61,893	$211,082	$100,999
Service revenue	113,682	87,435	204,557	174,661
Total revenue	219,400	149,328	415,639	275,660

Operating costs and expenses:
Cost of leasing revenue, excluding depreciation	41,467	25,226	89,153	40,777
Cost of services, excluding depreciation and amortization	51,658	54,023	102,737	106,182
Non-leasing depreciation and amortization	13,150	12,240	25,290	25,026
Depreciation of leasing equipment	26,368	6,137	38,986	13,415
Selling, general and administrative	30,010	14,899	50,890	30,173
Other operating expenses, net	234	1,234	1,511	2,463
Total operating costs and expenses	162,887	113,759	308,567	218,036
Operating income	56,513	35,569	107,072	57,624
Interest expense	(16,917)	(7,007)	(21,691)	(13,210)
Interest income	5,452	1,525	8,206	2,557
Loss on debt extinguishment	(14,826)	—	(16,084)	—
Income before income tax expense	30,222	30,087	77,503	46,971
Provision for income taxes	(4,990)	(5,958)	(20,216)	(9,874)
Net income	25,232	24,129	57,287	37,097
Less: net income related to non-controlling interests	(4,746)	(12,174)	(15,363)	(19,822)
Net income attributable to Solaris Energy Infrastructure, Inc.	20,486	11,955	41,924	17,275
Less: income attributable to participating securities	(633)	(553)	(1,381)	(825)
Net income attributable to Class A common shareholders	$19,853	$11,402	$40,543	$16,450

Earnings per share of Class A common stock – basic	$0.34	$0.30	$0.73	$0.44
Earnings per share of Class A common stock – diluted	$0.26	$0.30	$0.57	$0.44

Basic weighted-average shares of Class A common stock outstanding	59,206	37,818	55,708	37,002
Diluted weighted-average shares of Class A common stock outstanding	78,979	37,818	75,322	37,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	53,081	$510	15,386	$—	$537,754	$26,074	$262,913	$827,251
Issuance of Class A common stock in connection with Genco Acquisition	4,183	42	—	—	177,773	—	60,562	238,377
Net effect of deferred taxes related to the issuance of Class A common stock in connection with Genco Acquisition	—	—	—	—	4,485	—	—	4,485
Exchange of Solaris LLC units and Class B common stock for Class A common stock	246	3	(246)	—	3,807	—	(3,810)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—	—	—	19,322	—	—	19,322
Stock-based compensation	—	—	—	—	5,174	—	1,539	6,713
Vesting of restricted stock	—	8	—	—	3,416	—	(3,424)	—
Vesting of restricted stock units	368	4	—	—	(4)	—	—	—
Grants of restricted stock, net of forfeitures	752	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(288)	(3)	—	—	(11,816)	—	(2,487)	(14,306)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(2,293)	(2,293)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(6,922)	—	(6,922)
Net income	—	—	—	—	—	21,438	10,617	32,055
Balance at March 31, 2026	58,342	$564	15,140	$—	$739,911	$40,590	$323,617	$1,104,682
Exchange of Solaris LLC units and Class B common stock for Class A common stock	4,405	44	(4,405)	—	70,314	—	(70,358)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—	—	—	28,114	—	—	28,114
Stock-based compensation	—	—	—	—	9,796	—	1,976	11,772
Vesting of restricted stock	—	—	—	—	48	—	(48)	—
Grants of restricted stock, net of forfeitures	72	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(5)	—	—	—	(359)	—	(50)	(409)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(1,292)	(1,292)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(7,532)	—	(7,532)
Net income	—	—	—	—	—	20,486	4,746	25,232
Balance at June 30, 2026	62,814	$608	10,735	$—	$847,824	$53,544	$258,591	$1,160,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Stock-based compensation	—	—	—	—	1,918	—	1,534	3,452
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	9	—	—	5,726	—	(5,735)	—
Grants of restricted stock, net of forfeitures	722	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(297)	(3)	—	—	(7,052)	—	(3,078)	(10,133)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(4,696)	(4,696)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,686)	—	(4,686)
Other	—	—	—	—	(81)	—	—	(81)
Net income	—	—	—	—	—	5,320	7,648	12,968
Balance at March 31, 2025	38,438	$365	29,107	$—	$342,622	$18,298	$306,781	$668,066
Exchange of Solaris LLC units and Class B common stock for Class A common stock	2,128	21	(2,128)	—	22,689	—	(22,710)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—	—	—	5,009	—	—	5,009
Stock-based compensation	—	—	—	—	3,102	—	2,266	5,368
Vesting of restricted stock	—	—	—	—	98	—	(98)	—
Grants of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(64)	—	(15)	(79)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(3,237)	(3,237)
Capital contribution from non-controlling interest in Stateline	—	—	—	—	—	—	86,023	86,023
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,868)	—	(4,868)
Other	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	11,955	12,174	24,129
Balance at June 30, 2025	40,598	$386	26,979	$—	$373,368	$25,385	$381,184	$780,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$57,287	$37,097
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,276	38,441
Stock-based compensation	18,485	12,198
Loss on debt extinguishment	16,084	—
Amortization of debt financing costs	4,693	1,221
Deferred income tax expense	20,216	9,056
Other	333	279
Changes in assets and liabilities:
Accounts receivable	(105,689)	(41,776)
Prepaid expenses and other assets	616	(1,582)
Inventories	(10,568)	(780)
Accounts payable	8,407	1,824
Accrued liabilities	10,046	(1,318)
Deferred revenue	181,320	(1,044)
Cash settlement of stock-based compensation	—	(3,713)
Net cash provided by operating activities	265,506	49,903
Cash flows from investing activities:
Investment in equipment held for lease and property, plant and equipment	(835,200)	(329,454)
Asset acquisition, net of cash acquired	(107,623)	—
Other	(7,660)	(7,545)
Net cash used in investing activities	(950,483)	(336,999)
Cash flows from financing activities:
Borrowings from debt financing	1,778,380	71,979
Borrowings from convertible notes	—	155,000
Repayments of debt financing	(463,950)	—
Payments of fees related to debt extinguishment	(5,921)	—
Payments of financing costs related to debt and convertible notes	(44,245)	(13,242)
Distributions to non-controlling interest unitholders	(3,585)	(7,933)
Dividends paid to Class A common stock shareholders	(14,454)	(9,554)
Payments under finance leases	(1,704)	(1,612)
Proceeds from issuance of insurance notes payable	—	149
Payments under insurance premium financing	(1,630)	(717)
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(14,715)	(10,212)
Payment of liabilities under Tax Receivable Agreement	(1,717)	(3,610)
Capital contributions from non-controlling interest in Stateline	—	86,023
Net cash provided by financing activities	1,226,459	266,271

Net increase (decrease) in cash, cash equivalents and restricted cash	541,482	(20,825)
Cash, cash equivalents and restricted cash at beginning of period	353,319	159,867
Cash, cash equivalents and restricted cash at end of period	$894,801	$139,042

Non-cash investing and financing activities:
Additions to equipment held for lease and property, plant and equipment not yet paid at period-end	$141,570	$29,459
Additions to property, plant, and equipment through finance leases	3,130	1,689
Unpaid capitalized interest on equipment held for leases	5,521	—
Issuance of common stock for asset acquisition	238,377	—
Asset acquisition cost incurred but not paid at period-end	2,794	—
Incurrence of debt for asset acquisition	123,196	—
Capitalized depreciation in property, plant and equipment	—	190
Capitalized stock-based compensation	—	335
Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	5,315	11,980
Interest received	7,869	2,068
Income taxes (refunded) paid, net	(187)	782
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.    Business and Basis of Presentation
Business
Solaris Energy Infrastructure, Inc. (referred to as the “Company,” “we,” “us,” “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries deliver comprehensive power infrastructure solutions including generation, distribution, installation and commissioning, aftermarket support, and operations and maintenance, as well as logistics equipment and services. Headquartered in Houston, Texas, the Company serves multiple U.S. end markets, including data centers, energy, and other commercial and industrial sectors. The Company operates through two reportable business segments: Solaris Power Solutions and Solaris Logistics Solutions.

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
These condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or for any interim period.
2.    Variable Interest Entities
Stateline
The Company holds a 50.1% equity interest in Stateline Power, LLC (“Stateline”), a variable interest entity (“VIE”) formed on April 28, 2025. Stateline was formed to provide off-grid power generation pursuant to a long-term equipment lease arrangement with MZX Tech LLC (“MZX”). The remaining 49.9% equity interest in Stateline is held by MZX and is presented as a non-controlling interest.

The Company continues to consolidate Stateline in its condensed consolidated financial statements within the Solaris Power Solutions segment, as the Company remains the primary beneficiary. No reconsideration events occurred during the three and six months ended June 30, 2026 that would alter this conclusion. There have been no material changes to the nature, structure, or purpose of Stateline as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Each lease with MZX commences on the date the underlying equipment is made available for use by MZX. As of June 30, 2026, no leases had commenced, and therefore no lease revenue was recognized during the three and six months ended June 30, 2026.
On May 23, 2025, Stateline entered into a delayed draw term loan facility to finance the power generation equipment to be leased to MZX. Refer to Note 11. “Debt – Stateline Term Loan” for additional information regarding Stateline’s delayed draw term loan facility.
The Company did not provide any financial support to Stateline during the three and six months ended June 30, 2026 that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. As of June 30, 2026, the Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million. The assets of Stateline may be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company.
Refer to Note 14. “Equity and Non-controlling Interest” for a breakdown of non-controlling interest by entity, including MZX’s 49.9% equity interest in Stateline.

The following table summarizes Stateline’s assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12.7	$27.9
Accounts receivable	28.0	0.6
Prepaid expenses and other current assets	0.3	—
Total current assets	41.0	28.5
Equipment held for lease, net	523.1	354.9
Other assets	2.0	3.7
Total assets	$566.1	$387.1
Liabilities
Current liabilities:
Accounts payable	$16.5	$1.4
Accrued liabilities	—	31.7
Deferred revenue, current portion	2.1	—
Long-term debt, current portion	11.4	4.0
Total current liabilities	30.0	37.1
Deferred revenue, net of current portion	15.6	—
Long-term debt, net of current portion	324.8	180.0
Total liabilities	$370.4	$217.1
Investment in SISU SPV, LLC
The Company has an investment in SISU SPV, LLC, a Delaware limited liability company formed to invest in an Oklahoma-based company that provides emissions-reduction solutions, including selective catalytic reduction catalyst systems.

SISU is a VIE because its equity holders, as a group, lack the power to direct the activities that most significantly impact its economic performance. The terms of SISU’s operating agreement vest substantive control over all significant decisions in the managing member. As a result, the Company is not the primary beneficiary of SISU and does not consolidate it. The Company’s maximum exposure to loss as a result of its involvement with SISU is limited to the carrying value of its investment, and the Company has no obligation to provide additional financial support to SISU.

Additional information about this investment, including the carrying value and accounting treatment, is included in Note 9. “Investments.”

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
Our CODMs evaluate the performance of our business segments and allocate resources based on Adjusted EBITDA. We define EBITDA as net income plus depreciation and amortization expense, interest expense (income), and income tax expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation, certain non-cash items and any extraordinary, unusual or non-recurring gains, losses or expenses.
In making resource allocation decisions, our CODMs primarily consider budget-to-actual variances in Adjusted EBITDA on a monthly basis.
Summarized financial information by business segment is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Solaris Power Solutions	$158.3	$75.6	$286.8	$125.0
Solaris Logistics Solutions	61.1	73.7	128.8	150.7
Total revenues	$219.4	$149.3	$415.6	$275.7

Adjusted EBITDA
Solaris Power Solutions	$96.4	$45.7	$168.3	$77.6
Solaris Logistics Solutions	24.8	22.7	48.0	48.7
Total segment Adjusted EBITDA	$121.2	$68.4	$216.3	$126.3

Capital expenditures
Solaris Power Solutions	$488.2	$183.5	$831.5	$325.6
Solaris Logistics Solutions	3.3	1.5	3.4	3.7
Total segment capital expenditures	$491.5	$185.0	$834.9	$329.3
Corporate and other capital expenditures	0.3	0.1	0.3	0.2
Consolidated capital expenditures	$491.8	$185.1	$835.2	$329.5
The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment Adjusted EBITDA	$121.2	$68.4	$216.3	$126.3
Depreciation and amortization	(39.5)	(18.4)	(64.3)	(38.4)
Interest expense	(16.9)	(7.0)	(21.7)	(13.2)
Interest income	5.5	1.5	8.2	2.6
Loss on debt extinguishment	(14.8)	—	(16.1)	—
Corporate expenses (1)	(12.9)	(7.8)	(24.4)	(18.8)
Stock-based compensation expense	(11.8)	(5.2)	(18.5)	(8.5)
Transaction and acquisition-related costs	(1.6)	(1.3)	(2.0)	(1.8)
Other (2)	1.0	(0.1)	—	(1.1)
Income before income tax expense	$30.2	$30.1	$77.5	$47.0
(1)Corporate employee salaries and expenses, headquarters office rental, and legal and professional fees.
(2)Credit losses or recoveries, the net effect of loss/gain on disposal of assets and lease terminations and inventory write-offs.

Segment assets are presented below.

	June 30, 2026	December 31, 2025
Segment assets:
Solaris Power Solutions	$2,867.9	$1,341.7
Solaris Logistics Solutions	334.6	349.6
Total segment assets (1)	$3,202.5	$1,691.3
Corporate and other assets (2)	1,009.8	451.8
Consolidated assets	$4,212.3	$2,143.1
(1)Segment assets consist of accounts receivable, prepaid expenses, inventories, goodwill and long-lived assets.
(2)Corporate and other assets consist of cash and cash equivalents, restricted cash, prepaid expenses, deferred tax assets and other assets.
Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$13.5	$16.1	$23.3	$30.4
Repairs and maintenance	6.0	2.1	11.4	6.3
Equipment rental (1)	21.3	—	52.4	—
Trucking and mobilizations (2)	15.9	13.8	21.9	38.2
Other segment items (3)	5.2	4.3	9.5	5.9
Total segment expenses	$61.9	$36.3	$118.5	$80.8

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$4.7	$11.6	$7.3	$23.3
Repairs and maintenance	4.1	3.5	7.8	6.0
Equipment rental (1)	17.5	—	26.2	—
Trucking and mobilizations (2)	2.6	32.9	3.3	67.5
Other segment items (3)	1.0	3.0	2.8	5.2
Total segment expenses	$29.9	$51.0	$47.4	$102.0
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
The total acquisition cost of $483.2 million consisted of cash consideration, net of $1.1 million recovered from escrow pursuant to the purchase price adjustment provisions of the securities purchase agreement; 4,182,772 shares of Class A common stock issued to the sellers; liabilities incurred in connection with the acquisition; net amounts related to settlement of pre-existing relationships between the Company and Genco; and capitalized transaction costs. The total acquisition cost was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values at the acquisition date. The allocation resulted in a stepped-up cost basis in the acquired gas turbine generators and the recognition of a customer relationship intangible asset at fair value. See Note 6. “Equipment Held for Lease” and Note 8. “Intangible Assets” for more information. No goodwill was recognized.
In connection with the Genco Acquisition, the Company assumed certain debt obligations of Genco and incurred new debt obligations to facilitate the closing of the acquisition, all of which were fully repaid and terminated during the three months ended June 30, 2026. See Note 11. “Debt,” including “Debt Extinguishment” for more information.
5.    Summary of Significant Accounting Policies
(a) Recently Issued Accounting Standards
Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU simplifies the Current Expected Credit Losses model, including a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain stable over the life of the short-term accounts receivable and contract assets arising from revenue contracts under ASC 606, without the need to forecast future economic conditions. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis, as permitted by the ASU. The Company elected to apply the practical expedient for its current accounts receivable and current contract assets arising from revenue transactions under ASC 606, Revenues from Contracts with Customers. The adoption of ASU 2025-05 and the election of the practical expedient did not have a material impact on the Company’s condensed consolidated financial statements. The Company’s significant accounting policy for allowances for credit losses has been updated to reflect the election of this practical expedient.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This update requires entities to disclose specified information about certain costs and expenses, including the amounts related to (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion expense, disaggregated within relevant expense captions on the statements of operations. It also requires qualitative descriptions for amounts not separately disaggregated and the total amount of selling expenses, along with the entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its disclosures.
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
(e) Restricted Cash
Restricted cash consists of amounts held in a money market account at a financial institution that serve as collateral for outstanding standby letters of credit. The Company does not have the right to access or withdraw these funds while the related letters of credit remain outstanding. Interest earned on the account it not subject to these restrictions.
Restricted cash that is expected to be available for use within one year of the balance sheet date is classified as a current asset. Restricted cash that is not expected to be available for use within one year from the balance sheet date is classified as a non-current asset.

As of June 30, 2026, the Company had restricted cash of $70.7 million held as collateral for outstanding standby letters of credit (see Note 18. “Commitments and Contingencies”).

Restricted cash is included with cash and cash equivalents in the accompanying condensed consolidated statements of cash flows. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$824.1	$353.3
Restricted cash (non-current)	70.7	—
Cash, cash equivalents and restricted cash	$894.8	$353.3
(f) Accounts Receivable and Related Allowances
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

The following table presents activity related to our allowance for credit losses and uncollectible operating lease receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$2.6	$2.1	$1.7	$1.3
Provision for (recovery of) credit losses, net	(1.1)	(0.2)	(0.4)	0.6
Provision for uncollectible operating lease receivables	—	—	0.2	—
Write-offs	(0.8)	(0.8)	(0.8)	(0.8)
Balance at end of period	$0.7	$1.1	$0.7	$1.1
(g) Equipment Held for Lease and Property, Plant and Equipment
Equipment held for lease and property, plant and equipment are stated at cost, net of accumulated depreciation.
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
We capitalize interest on borrowings to the extent they are incurred during the construction or acquisition period of qualifying assets in accordance with ASC 835-20, Interest – Capitalization of Interest. Qualifying assets are assets which require a substantial period of time to get ready for their intended use, such as certain power generation equipment. The amount capitalized is based on the weighted-average expenditures incurred and applicable interest rates on specific or general borrowings. Capitalized interest is included in the cost basis of the related asset and is depreciated over the asset’s estimated useful life once the asset is substantially complete and ready for its intended use. Capitalization of interest ceases when the qualifying asset is substantially complete.

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
(h) Investments
Investments in equity securities are accounted for in accordance with ASC 321, Investments-Equity Securities. Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in earnings. For equity securities without a readily determinable fair value, the Company elects the measurement alternative, under which investments are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
The Company evaluates such investments each reporting period to determine whether impairment indicators are present. If an investment is determined to be impaired, the carrying amount is written down to its fair value, and the resulting loss is recognized in earnings.
(i) Convertible Notes

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

(j) Revenue
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

	June 30, 2026	December 31, 2025
Receivables	$96.3	$64.3
Contract assets (unbilled revenues)	10.0	11.7
Variable consideration may include discounts, price concessions and incentives. We estimate variable consideration based on the expected amount to be received and updates our estimate as facts and circumstances change.
Leasing Revenue
Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased assets. Lease payments are fixed throughout the lease term. Leasing arrangements may be renewed, subject to price negotiations with customers.
Future minimum lease payments to be received under our long-term lessor arrangements as of June 30, 2026, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Year Ending December 31,	Future Lease Payments to be Received
2026 (remainder of)	$210.8
2027	660.1
2028	743.3
2029	731.6
2030	721.1
Thereafter	3,035.7
Total	$6,102.6

Disaggregation of Revenue
We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue recognized under ASC 606 and leasing revenue recognized under ASC 842. The table below presents information on our disaggregated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Solaris Power Solutions
Leasing revenue	$105.7	$61.9	$211.0	$101.0
Service revenue	52.6	13.7	75.8	24.0
Solaris Logistics Solutions
Service revenue	61.1	73.7	128.8	150.7
Total revenue	$219.4	$149.3	$415.6	$275.7
Sublease income totaled $27.9 million and $28.6 million for the three months ended June 30, 2026 and 2025, respectively, and $72.5 million and $36.2 million for the six months ended June 30, 2026 and 2025, respectively. Sublease income is included in leasing revenue in the condensed consolidated statements of operations.
Deferred Revenue
Deferred revenue consists of customer payments received in advance of earning revenue. It includes amounts related to advance lease payments (ASC 842) and other upfront fees (ASC 606).
As of June 30, 2026 and December 31, 2025, deferred revenue consisted of the following:

	June 30, 2026	December 31, 2025
ASC 842	$185.2	$5.8
ASC 606	7.2	—
Total deferred revenue	$192.4	$5.8
Deferred revenue is classified as current or non-current based on when the related revenue is expected to be recognized. As of June 30, 2026, $18.0 million is classified as current and $174.4 million as non-current. As of December 31, 2025, $5.8 million was classified as current and no amounts were classified as non-current.

6.    Equipment Held for Lease
Equipment held for lease, used in the Company’s capacity as lessor, consists of the following:

	June 30, 2026	December 31, 2025
Power Generation - Turbine	$909.6	$376.3
Power Generation - Turbine engine core	380.2	140.5
Power Generation - Ancillary equipment	91.8	68.3
Power control and distribution equipment	48.0	47.4
Construction in progress	1,138.8	481.3
Equipment held for lease, gross	$2,568.4	$1,113.8
Less: accumulated depreciation	(78.6)	(39.7)
Equipment held for lease, net	$2,489.8	$1,074.1

Construction in progress includes deposits, progress payments, and accrued billings for turbines and other equipment that have not yet been delivered. Depreciation commences once the assets are placed in service or ready for their intended use, which occurs upon delivery and commissioning of the applicable equipment.
During the six months ended June 30, 2026, construction in progress increased significantly primarily due to turbine equipment acquired in connection with the Genco Acquisition and the NovaLT16 Turbine Acquisition. See Note 4. “Genco Acquisition” and Note 18. “Commitments and Contingencies” for additional information.

For the three months ended June 30, 2026 and 2025, we incurred total interest cost of $28.7 million and $10.3 million, of which $11.6 million and $4.1 million was recognized as capitalized interest, respectively. For the six months ended June 30, 2026 and 2025, we incurred total interest cost of $39.1 million and $18.8 million, of which $17.4 million and $6.9 million was recognized as capitalized interest, respectively.
Depreciation expense on equipment held for lease was $26.4 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively, and $39.0 million and $13.4 million for the six months ended June 30, 2026 and 2025, respectively.
7.    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2026	December 31, 2025
Oil and gas logistics equipment	$455.9	$455.9
Logistics equipment in process	12.3	10.5
Vehicles	15.8	13.1
Machinery and equipment	8.2	8.7
Buildings	5.5	4.9
Computer hardware and software	5.6	5.0
Land	0.7	0.6
Furniture and fixtures	2.0	1.4
Property, plant and equipment, gross	$506.0	$500.1
Less: accumulated depreciation	(246.5)	(228.9)
Property, plant and equipment, net	$259.5	$271.2
Depreciation expense on property, plant, and equipment was $9.7 million and $9.3 million for the three months ended June 30, 2026 and 2025, respectively, and $19.0 million and $18.7 million for the six months ended June 30, 2026 and 2025, respectively.

8.    Intangible Assets
Identifiable intangible assets consist of the following.

	Gross	Accumulated Amortization	Net Book Value
As of June 30, 2026:
Customer relationships	$81.7	$(18.0)	$63.7
Trademarks	8.0	(2.9)	5.1
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$90.3	$(21.1)	$69.2

As of December 31, 2025:
Customer relationships	$66.0	$(12.5)	$53.5
Trademarks	8.0	(2.1)	5.9
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.6	$(14.8)	$59.8
In connection with the Genco Acquisition, the Company recognized a customer relationship intangible asset of $15.7 million at fair value. This intangible is amortized over an estimated useful life of five years based on the expected pattern of future cash flows associated with the asset. See Note 4. “Genco Acquisition” for additional information.
Amortization expense on intangible assets was $3.5 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.3 million for each of the six months ended June 30, 2026 and 2025.

As of June 30, 2026, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder of)	$7.1
2027	15.4
2028	15.0
2029	9.3
2030	6.3
Thereafter	16.1
Total estimated amortization expense	$69.2

9.    Investments
The Company holds the following investments that do not have readily determinable fair values and are accounted for under the measurement alternative in ASC 321:

Investment	June 30, 2026
SISU SPV, LLC	$12.8
Deployable Energy Limited SAFE	5.0
Total	$17.8

These investments are classified as other assets (non-current) in the condensed consolidated balance sheets.
SISU SPV, LLC

On December 31, 2025, the Company paid a $10.0 million deposit toward an investment in SISU SPV, LLC (“SISU”), a Delaware limited liability company formed to invest in SISU Ultimate Holdings, LLC, which owns SISU Energy & Environmental, LLC, an Oklahoma-based company that provides emissions-reduction solutions, including selective catalytic reduction catalyst systems. During the first quarter of 2026, the Company paid the remaining $2.8 million, completing its total investment of $12.8 million, representing a 29.7% membership interest in SISU.

SISU is a VIE for which the Company is not the primary beneficiary, and therefore the Company does not consolidate SISU (see Note 2. “Variable Interest Entities”) .

Deployable Energy Limited
In June 2026, the Company invested $5.0 million in a simple agreement for future equity (“SAFE”) issued by Deployable Energy Limited (“Deployable”), a Delaware corporation developing small modular reactor (“SMR”) nuclear technology, subject to a $150.0 million post-money valuation cap. The investment gives the Company early exposure to next-generation nuclear generation and the ability to incorporate SMR technology into its full-scope power offering over time, complementing its existing behind-the-meter gas generation platform. The SAFE entitles the Company to shares of Deployable’s capital stock upon the occurrence of specified future equity financing, liquidity, or dissolution events. The SAFE does not carry voting rights and is not redeemable at the Company’s option. The Company does not control or have significant influence over Deployable and does not consolidate it.
10.    Accrued Liabilities
Accrued liabilities consist of the following.

	June 30, 2026	December 31, 2025
Equipment held for lease	$8.1	$36.0
Employee related expenses	17.1	17.0
Selling, general and administrative	5.2	1.6
Operational cost accruals	9.9	10.0
Taxes payable	3.2	1.3
Interest payable	12.7	1.7
Total accrued liabilities	$56.2	$67.6

11.    Debt
Below is an overview of our outstanding debt.

	June 30, 2026	December 31, 2025
6.375% Senior Notes due 2031	$1,300.0	$—
Stateline Term Loan	339.7	186.0
Less: unamortized debt financing costs	(30.7)	(2.0)
Total debt, net of debt financing costs	$1,609.0	$184.0
Less: current portion of debt	(11.4)	(4.0)
Long-term debt	$1,597.6	$180.0
6.375% Senior Notes due 2031
On May 12, 2026, Solaris Energy Infrastructure, LLC (“Solaris LLC”), a consolidated subsidiary of the Company, issued $1.3 billion aggregate principal amount of 6.375% Senior Notes due 2031 (the “Senior Notes”) at par in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The offering resulted in net proceeds of $1.28 billion after deducting the initial purchasers’ discount of $19.5 million and other offering expenses of $3.3 million. Interest accrues at a rate of 6.375% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The Senior Notes mature on May 15, 2031.
The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of Solaris LLC. The Senior Notes and related guarantees rank senior in right of payment to the Company’s 4.75% Convertible Senior Notes due 2030 and 0.25% Convertible Senior Notes due 2031 (collectively, the “Convertible Notes,” see Note 12. “Convertible Notes”) and the corresponding subordinated intercompany convertible notes (the
“Intercompany Convertible Notes”) issued by Solaris LLC to the Company in aggregate principal amounts equal to the outstanding amounts under the Convertible Notes. Prior to May 15, 2028, Solaris LLC may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. Solaris LLC may also redeem all or a portion of the Senior Notes prior to May 15, 2028 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest. On or after May 15, 2028, the Senior Notes are redeemable at specified prices plus accrued and unpaid interest.

Upon the occurrence of a change of control triggering event, Solaris LLC is required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. If Solaris LLC receives certain contract termination payments and does not use the proceeds for certain specified purposes, Solaris LLC is required to offer to use certain net proceeds therefrom to repurchase the Senior Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes contains customary affirmative and negative covenants, including limitations on the ability of Solaris LLC and its restricted subsidiaries to incur additional indebtedness, make restricted payments, sell assets, make investments, create liens, enter into affiliate transactions, and engage in mergers or transfers of substantially all assets. The indenture also contains customary events of default.

The net proceeds from the offering were used to repay in full certain outstanding borrowings that were terminated concurrently with the closing of the offering and to pay related fees and expenses. The remaining proceeds are available for general corporate purposes, including growth capital expenditures. See “Debt Extinguishment” below for additional information regarding debt extinguishment.

In connection with the issuance of the Senior Notes, the Company incurred total debt financing costs of $27.9 million, consisting of the initial purchasers’ discount of $19.5 million, other offering expenses of $3.3 million, and $5.1 million of third-party costs that were paid separately and not deducted from the offering proceeds. These costs are recorded as a direct deduction from the carrying amount of the Senior Notes and are amortized to interest expense using the effective interest method over the term of the Senior Notes. The effective interest rate on the Senior Notes is 6.9%.
Interest incurred on the Senior Notes was $11.1 million for the three and six months ended June 30, 2026, of which $1.9 million was capitalized as part of the cost of qualifying assets under ASC 835-20. The remaining $9.2 million was recognized as interest expense in the condensed consolidated statements of operations.

As of June 30, 2026, the carrying amount of the Senior Notes was $1.27 billion, consisting of $1.3 billion aggregate principal amount less $27.2 million of unamortized debt financing costs. The carrying amount approximated fair value as of June 30, 2026, due to the recent issuance of the Senior Notes at a fixed interest rate reflective of prevailing market conditions. The fair value measurement is classified as Level 2 within the fair value hierarchy under ASC 820.
Revolving Credit Facility
On May 12, 2026, Solaris LLC, as borrower, and the Company, as parent, entered into a credit agreement (the “Credit Agreement”) with MUFG Bank, Ltd., as administrative agent, CSC Delaware Trust Company, as collateral agent, and the lenders party thereto. The Credit Agreement provides for a $650.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), with a $150.0 million letter of credit sublimit. The Revolving Credit Facility permits Solaris LLC to increase the total commitments by up to $200.0 million, subject to certain conditions.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (i) Term SOFR plus an applicable margin ranging from 2.5% to 3.5% or (ii) the Base Rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on Solaris LLC’s total net leverage ratio. The applicable margin is subject to adjustment on a quarterly basis. Solaris LLC is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolving Credit Facility, as well as letter of credit fees equal to the applicable SOFR margin.
The Revolving Credit Facility matures on May 12, 2031, subject to certain springing maturity provisions. Obligations under the Revolving Credit Facility are guaranteed by the Company and its existing and future restricted subsidiaries, other than certain excluded subsidiaries, and are secured by a first-priority security interest in substantially all assets of Solaris LLC and the guarantors, subject to customary exceptions, and by a pledge by the Company of its equity interests in Solaris LLC. The obligations rank effectively senior to the Company’s and its subsidiaries’ unsecured senior indebtedness to the extent of the value of the collateral and senior in right of payment to the Convertible Notes and the Intercompany Convertible Notes.

The Credit Agreement contains certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, dispositions, investments and restricted payments. Commencing with the fiscal quarter ending September 30, 2026, the Credit Agreement requires Solaris LLC and its restricted subsidiaries to maintain, in each case tested as of the last day of each fiscal quarter based on the four most recently ended fiscal quarters:
•a ratio of consolidated net indebtedness to consolidated EBITDA of no greater than 5.25 to 1.00 (increased to 5.50 to 1.00 for the four fiscal quarters following certain material acquisitions),
•a ratio of consolidated secured net indebtedness to consolidated EBITDA of no greater than 3.50 to 1.00, and
•a ratio of consolidated EBITDA to consolidated cash interest expense of no less than 3.00 to 1.00.
The Credit Agreement also contains a mandatory prepayment requirement and a limitation on the availability of borrowings thereunder that could become effective upon the early termination or suspension of certain Material Contracts (as defined in the Credit Agreement). To the extent that Solaris LLC and its restricted subsidiaries would not be in pro forma compliance with the financial covenants described above (i) after giving effect to such early termination or suspension, (ii) assuming for purposes of such calculation that all commitments under the Revolving Credit Facility have been fully drawn and (iii) after deducting certain cash payments received on account of such termination or cancellation from net leverage (without duplication of other amounts netted in the calculation of consolidated net indebtedness), Solaris LLC will be required to repay outstanding loans and cash collateralize letters of credit in an amount equal to the lesser of the amount of cash payments received on account of such termination or cancellation and the total amount outstanding under the Revolving Credit Facility. The amount available to be borrowed under the Revolving Credit Facility will be temporarily reduced to the amount that may be borrowed while still maintaining compliance with the financial covenants described above (i) after giving effect to such early termination or suspension, (ii) assuming for purposes of such calculation that all commitments under the Revolving Credit Facility have been fully drawn and (iii) after deducting certain cash payments received on account of such termination or cancellation from net leverage (other than amounts prepaid as described in the preceding sentence, and without duplication of other amounts netted in the calculation of consolidated net indebtedness).
The Credit Agreement also contains customary events of default, including cross-default to other material indebtedness. Upon the occurrence and continuance of an event of default, the administrative agent and lenders may accelerate the outstanding obligations and exercise other remedies available under the Credit Agreement and related security documents.

In connection with entering into the Credit Agreement, the Company incurred debt financing costs of $9.9 million, which are presented as a non-current asset and are being amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility. As of June 30, 2026, the related unamortized debt financing costs were $9.6 million.
As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility. Standby letters of credit with an aggregate face amount of $75.0 million had been issued under the letter of credit sublimit, resulting in $575.0 million of availability under the Revolving Credit Facility. These letters of credit are secured under the collateral package for the Revolving Credit Facility and are not separately cash-collateralized. The Company also maintains a separate cash-collateralized standby letter of credit arrangement with MUFG Bank, Ltd. which is not part of the Revolving Credit Facility (see Note 18. “Commitments and Contingencies”).
Stateline Term Loan
On May 23, 2025, Stateline entered into a Loan and Security Agreement (the “Stateline Term Loan”) with Stonebriar Commercial Finance LLC, providing for a delayed draw term loan facility with a maximum principal amount equal to the lesser of $550.0 million or 80% of the total cost of the equipment collateral, with advances permitted through March 31, 2027. The Company consolidates Stateline, which is a variable interest entity, because the Company is the primary beneficiary. See Note 2. “Variable Interest Entities” for additional information. The terms of the Stateline Term Loan are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Advances initially bear interest at a variable rate equal to 5.94% plus the greater of SOFR or 4.31%, resetting monthly. At the conversion date applicable to each advance (the date on which a variable-rate advance converts into a fixed-rate term loan), the advance bears interest at a fixed rate of 9.85% per annum, subject to a one-time adjustment based on market rates at that date, and is repaid over a 72-month term, with 80% amortized in equal monthly installments and the remaining 20% due as a balloon payment at maturity. The Stateline Term Loan is secured solely by Stateline’s equipment collateral and related contracts and is non-recourse to the Company.

The Stateline Term Loan includes customary covenants and, beginning in the quarter ending March 31, 2027, requires Stateline to maintain a fixed charge coverage ratio of at least 1.35 to 1.00, a leverage ratio not exceeding 3.5 to 1.00, and minimum liquidity of $5.0 million through December 31, 2026 and $10.0 million thereafter.

As of June 30, 2026, outstanding advances totaled $339.7 million, of which $11.4 million was classified as current. Debt financing costs of $5.8 million were incurred at inception. Of this amount, $3.8 million was allocated to advances drawn as of June 30, 2026, recorded as a direct deduction from the carrying amount of the loan and amortized over the respective loan terms using the effective interest method. The remaining $2.0 million was deferred as of June 30, 2026 and recognized as a non-current asset pending allocation to future advances.
Interest cost of $8.0 million and $13.1 million, respectively, was incurred for the three and six months ended June 30, 2026, of which $6.9 million and $12.0 million, respectively, was capitalized as part of the cost of qualifying assets under ASC 835-20. The remaining $1.1 million for each of the three and six months ended June 30, 2026, was recognized as interest expense in the condensed consolidated statements of operations. The carrying amount of the Stateline Term Loan approximated its fair value as of June 30, 2026, which was classified within Level 2 of the fair value hierarchy under ASC 820.

Debt Extinguishment
On March 16, 2026, in connection with the closing of the Genco Acquisition, (i) we entered into a Senior Secured Term Loan Agreement (as amended on April 8, 2026, the “Bridge Term Loan”) with Goldman Sachs Bank USA as administrative agent and collateral agent that provided us with term loans in an aggregate principal amount of $300.0 million, (ii) we terminated that certain Loan, Security and Guaranty Agreement, dated October 2, 2024 (as amended or otherwise modified from time to time, the “BofA Revolving Facility”), which provided $75.0 million of revolving commitments, subject to a borrowing base, and (iii) Project G Buyer, LLC, a wholly-owned subsidiary of the Company, assumed the obligations of Focus Genco LLC under (x) the Loan and Security Agreement, dated as of March 16, 2026 (the “Stonebriar Term Loan”), with Eldridge Asset Finance LLC, in an aggregate principal amount of $148.6 million, and (y) two term loans under the Master Loan Agreement, dated as of September 26, 2024, with Caterpillar Financial Services Corp. (collectively, the “Caterpillar Term Loans”), in an aggregate principal amount of $15.3 million. There were no outstanding borrowings under the BofA Revolving Facility as of the date of termination, and all liens securing the BofA Revolving Facility were released. The termination resulted in a $1.3 million loss on debt extinguishment, primarily consisting of the write-off of unamortized debt financing costs.

On May 12, 2026, concurrently with the issuance of the Senior Notes, the Company used a portion of the net proceeds of the Senior Notes to repay in full and terminate the Bridge Term Loan, the Stonebriar Term Loan, and the Caterpillar Term Loans (collectively, the “Prior Term Loans”), which had an aggregate outstanding principal balance of $463.9 million. All liens and security interests securing the Prior Term Loans were released upon termination. These repayments resulted in a $14.8 million loss on debt extinguishment, primarily consisting of prepayment and termination fees and the write-off of unamortized debt financing costs.

The Company recognized losses on debt extinguishment of $14.8 million and $16.1 million during the three and six months ended June 30, 2026, respectively, presented as loss on debt extinguishment in the condensed consolidated statements of operations.

Payments of Debt Obligations Due by Period
The following table presents the scheduled future principal maturities of long-term debt as of June 30, 2026, consisting of the Senior Notes, Stateline Term Loan, and Convertible Notes:

Year Ending December 31,	Principal Repayments of Long-term Debt	Principal Repayments of Convertible Notes
2026 (remainder of)	$—	$—
2027	32.5	—
2028	45.3	—
2029	45.3	—
2030	45.3	155.0
Thereafter	1,471.3	747.5
Total future principal debt payments	$1,639.7	$902.5
The expected future principal maturities of the Stateline Term Loan are based solely on the outstanding principal balance of $339.7 million as of June 30, 2026, and assumed conversion dates in 2026 and 2027. Actual maturities may vary based on timing of conversions and any prepayments.
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
During each of the three months ended December 31, 2025 and March 31, 2026, the last reported sale price of the Company’s Class A common stock exceeded 130% of the $26.39 conversion price for the 2030 Notes for at least 20 trading days in the relevant observation period. As a result, the conversion condition was met, and the 2030 Notes were convertible at the holders’ option during the six months ended June 30, 2026. The Company did not receive any conversion requests from holders during the six months ended June 30, 2026, and no conversions of the 2030 Notes occurred or were settled during the period. Upon conversion, the Company may elect to settle the 2030 Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the respective supplemental indentures.
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
The effective interest rate is 5.6% for the 2030 Notes and 0.7% for the 2031 Notes. A summary of the interest expense, discount amortization, deferred debt financing costs amortization, and capitalized interest related to the Convertible Notes for the three and six months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest expense	$2.3	$4.6
Debt financing costs amortization	1.2	2.3
Less: capitalized interest	(2.6)	(3.2)
Convertible Notes interest expense, net	$0.9	$3.7
The net carrying amount of the 2030 Notes and 2031 Notes were as follows:

	June 30, 2026	December 31, 2025
2030 Notes:
Principal (par value)	$155.0	$155.0
Unamortized debt financing costs	(4.7)	(5.2)
Net carrying amount	$150.3	$149.8

2031 Notes:
Principal (par value)	$747.5	$747.5
Unamortized debt financing costs	(15.1)	(16.9)
Net carrying amount	$732.4	$730.6
The Company estimates the fair value of the Convertible Notes using Level 1 inputs based on quoted market prices of the notes in active markets. As of June 30, 2026, the fair value of the 2030 Notes and 2031 Notes was $495.5 million and $1.2 billion, respectively.
13.    Fair Value Measurements and Financial Instruments
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
Recurring Fair Value Measurements
As of June 30, 2026, the Company held money market funds of $70.9 million, of which $0.2 million is included in cash and cash equivalents and $70.7 million is included in restricted cash (non-current) in the condensed consolidated balance sheets. Money market funds are valued using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy.

The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2026, and no financial assets or liabilities measured a fair value on a recurring basis as of December 31, 2025.
Nonrecurring Fair Value Measurements
The Company’s nonrecurring fair value measurements primarily relate to assets acquired and liabilities assumed in connection with business combinations. In 2025, the Company completed a business combination in which the acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date.
The Genco Acquisition completed on March 16, 2026 was accounted for as an asset acquisition under ASC 805-50, and accordingly the acquired assets and assumed liabilities were recorded at allocated acquisition cost. The customer relationship intangible asset recognized in connection with the Genco Acquisition was recorded at its standalone fair value of $15.7 million, determined using the income approach. See Note 4. “Genco Acquisition” and Note 8. “Intangible Assets” for additional information.

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
•Cash, accounts receivable, accounts payable, accrued liabilities, and other current liabilities (including insurance premium financing) - The carrying amounts approximate fair value primarily because of their short maturities.
•Restricted cash (non-current asset) - The carrying amount approximates fair value as it consists of cash held in a deposit account.
•Finance and operating lease obligations - The carrying amounts approximate fair value as the incremental borrowing rates used to measure the liabilities approximate current market rates for similar obligations.
The Stateline Term Loan, Senior Notes, and the Convertible Notes are carried at amortized cost. The carrying amount of the Stateline Term Loan approximates fair value because the effective interest rate resets periodically to reflect current market rates. The carrying amount of the Senior Notes approximated fair value as of June 30, 2026, because the notes were issued in May 2026 at par at a fixed interest rate reflective of prevailing market conditions. See Note 11. “Debt” and Note 12. “Convertible Notes” for the carrying amounts and fair values of these instruments, including the related fair value hierarchy classifications.

Credit Risk
The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents and trade receivables.
The Company maintains its cash, cash equivalents and restricted cash with high-quality financial institutions. These balances often exceed the FDIC-insured limits. The Company monitors the creditworthiness of institutions with which it deposits funds.
The majority of our trade receivables have payment terms of 60 days or less. As of June 30, 2026, one customer accounted for 68% of our total trade receivables. The concentration of customers operating within the oil and natural gas industry may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.

14.    Equity and Non-controlling Interest
Dividends
To enable the Company to pay quarterly cash dividends to holders of its Class A common stock, Solaris LLC made cash distributions to its unitholders totaling $8.8 million and $8.1 million during the three months ended June 30, 2026 and 2025, respectively. Of these amounts, $7.5 million and $4.9 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock. During the six months ended June 30, 2026 and 2025, Solaris LLC made cash distributions to its unitholders totaling $17.6 million and $16.3 million respectively. Of these amounts, $14.5 million and $9.6 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock. In addition, during the six months ended June 30, 2026 and 2025, Solaris LLC made pro-rata distributions of $0.4 million and $1.2 million, respectively, to certain unitholders to enable the Company to satisfy its obligations under the Tax Receivable Agreement (as defined below). See Note 16. “Income Taxes” for further details on the Tax Receivable Agreement.
Non-controlling Interest
Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity in consolidated subsidiaries not attributable to the Company. As of June 30, 2026 and December 31, 2025, non-controlling interest consisted of the following:

	June 30, 2026	December 31, 2025
Entity:
Solaris LLC	$172.6	$176.4
Stateline	86.0	86.5
Total	$258.6	$262.9
Exchange of Solaris LLC Units
During the six months ended June 30, 2026, a total of 4,650,753 Solaris LLC units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled, resulting in an increase in the Company’s ownership interest in Solaris LLC.
Stock-Based Compensation
As more fully described in Note 16. “Stock-Based Compensation” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company grants equity awards, including performance-based restricted stock units (“PSUs”), under its Long Term Incentive Plan (the “LTIP”).
During the three months ended June 30, 2026, the Company granted 458,000 PSUs to certain key employees under the LTIP. These PSUs are weighted 90% absolute total shareholder return (TSR) and 10% relative TSR versus a predetermined peer group. The number of shares that may vest and be settled ranges from 0% to 200% of the target award, depending on the level of performance achieved. These PSUs are subject to a service condition requiring continuous employment over a four-year performance and vesting period, and may be settled in shares of Class A common stock or in cash, at the Company’s election. Dividends accrue on the PSUs and are generally paid upon vesting.
The aggregate grant-date fair value of these PSUs was $58.4 million, determined using a Monte Carlo simulation method. Compensation cost is recognized on a straight-line basis over the requisite service period.

As of June 30, 2026, there was $132.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements.
15.    Earnings Per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A shareholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.

The following table sets forth the calculation of basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (in millions)
Net income attributable to Solaris Energy Infrastructure, Inc.	$20.5	$12.0	$41.9	$17.3
Less: income attributable to participating securities (1)	(0.6)	(0.6)	(1.4)	(0.8)
Net income attributable to Class A shareholders - basic	$19.9	$11.4	$40.5	$16.5
Convertible notes interest charge, net of tax	0.6	—	2.8	—
Net income attributable to common stockholders - diluted	$20.5	$11.4	$43.3	$16.5

Denominator
Basic weighted average shares of Class A common stock outstanding	59,205,708	37,818,102	55,707,920	37,001,762
Effect of dilutive securities:
Dilutive convertible notes	18,941,057	—	18,941,057	—
Performance-based restricted stock units	832,490	—	672,878	—
Diluted weighted average shares of Class A common stock outstanding	78,979,255	37,818,102	75,321,855	37,001,762

Earnings per share of Class A common stock - basic	$0.34	$0.30	$0.73	$0.44
Earnings per share of Class A common stock - diluted	$0.26	$0.30	$0.57	$0.44
(1)The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.
The following weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class B common stock	12,416,718	27,873,211	13,874,121	28,486,572
Convertible notes	—	3,807,697	—	1,914,367
Restricted stock awards	1,908,238	1,857,801	1,914,544	1,917,680
Performance-based restricted stock units	463,033	644,532	232,796	642,511
Stock options	—	4,922	—	4,977
Total	14,787,989	34,188,163	16,021,461	32,966,107
16.    Income Taxes
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

For the three months ended June 30, 2026 and 2025, we recognized a combined United States federal and state expense for income taxes of $5.0 million and $6.0 million, respectively. For the six months ended June 30, 2026 and 2025, we recognized a combined United States federal and state expense for income taxes of $20.2 million and $9.9 million, respectively. The effective combined United States federal and state income tax rates were 16.5% and 19.8% for the three months ended June 30, 2026 and 2025, respectively, and 26.1% and 21.0% for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, our effective tax rate differed from the statutory rate primarily due to the impact of the non-controlling interest and mix of states where we operate. Our effective tax rate differed from the statutory rate for the six months ended June 30, 2026, primarily due to the impact of the non-controlling interest, the executive compensation deduction limitation and the mix of states where we operate.
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
Payables Related to the Tax Receivable Agreement
On May 17, 2017, in connection with its initial public offering (“IPO”), the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of June 30, 2026, our liability under the Tax Receivable Agreement was $109.2 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement.
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

During the six months ended June 30, 2026, the Company made payments totaling $1.7 million under the Tax Receivable Agreement. Solaris LLC made a cash distribution to the Company of $1.7 million to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to certain Solaris LLC unitholders amounting to $0.4 million.
17.    Concentrations
Customer Concentrations
For the three months ended June 30, 2026, one customer accounted for 63% of the Company’s revenues. For the three months ended June 30, 2025, two customers accounted for 45% and 12% of the Company’s revenues. For the six months ended June 30, 2026, one customer accounted for 58% of the Company’s revenues. For the six months ended June 30, 2025, two customers accounted for 41% and 13% of the Company’s revenues.
As of June 30, 2026, one customer accounted for 68% of the Company’s accounts receivable. As of December 31, 2025, two customers accounted for 38% and 18% of the Company’s accounts receivable.
Supplier Concentrations
For the three months ended June 30, 2026, two suppliers accounted for 24% and 16% of the Company’s total purchases. For the three months ended June 30, 2025, one supplier accounted for 42% of the Company’s total purchases. For the six months ended June 30, 2026, two suppliers accounted for 27% and 13% of the Company’s total purchases. For the six months ended June 30, 2025, one supplier accounted for 52% of the Company’s total purchases.
As of June 30, 2026, three suppliers accounted for 28%, 19% and 16% of the Company’s accounts payable. As of December 31, 2025, one supplier accounted for 71% of the Company’s accounts payable.
18.    Commitments and Contingencies
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
Masaba Lawsuit
On January 26, 2026, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) issued a final written decision holding all claims of Masaba Inc.’s (“Masaba”) U.S. Patent No. 11,780,689 (the “‘689 Patent”) unpatentable. On May 12, 2026, the USPTO Director denied Masaba’s request for Director review of that decision, and Masaba did not appeal to the U.S. Court of Appeals for the Federal Circuit by the July 14, 2026 deadline. As a result, the PTAB’s decision invalidating all claims of the ‘689 Patent is final and no longer subject to appeal.

The ‘689 Patent is the subject of a lawsuit filed by Masaba against the Company on December 14, 2023 in the United States District Court for the District of Wyoming (the “District Court Action”), alleging infringement of the ‘689 Patent. On July 19, 2024, two of the Company’s subsidiaries named as defendants in the District Court Action filed the petition for inter partes review (“IPR”) that resulted in the PTAB decision described above, and the District Court Action was stayed pending resolution of the IPR. In light of the PTAB’s now-final decision, the parties expect that the patent infringement claims will be dismissed with prejudice.

NovaLT16 Turbine Acquisition
On March 13, 2026, the Company executed an Assignment, Assumption, Novation and Amendment Agreement (the “Assignment Agreement”) pursuant to which it acquired from Colusa Power Infrastructure Partners, LLC (“Colusa”) all contractual rights to receive 30 NovaLT16 gas turbine generator units (the “NovaLT16 Turbine Acquisition”) from Baker Hughes Energy Services LLC (“Baker Hughes”) under an existing turbine supply contract (the “Turbine Supply Contract”). The Assignment Agreement constitutes a complete novation of the Turbine Supply Contract, with the Company substituted as purchaser in place of Colusa. At closing, the Company paid Colusa $66.9 million as consideration for the assignment of its contractual delivery rights and paid Baker Hughes $64.3 million in satisfaction of overdue milestone invoices and suspension-related costs that had accrued prior to the assignment, for aggregate closing payments of $131.2 million recorded as construction in progress. The closing payments were funded with proceeds from the Company’s Bridge Term Loan, which was repaid in full and terminated in May 2026 (See Note 11. “Debt,” including “Debt Extinguishment”). The units are scheduled to be delivered between September 2026 and September 2029.

Purchase Commitments
As of June 30, 2026, the Company has entered into material purchase commitments for power equipment to support the growth of its Solaris Power Solutions segment.
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
As of June 30, 2026, the Company had the following purchase commitments for power equipment, based on expected payment timing assuming commitments are fulfilled:

June 30, 2026
Payments due by period
2026 (remainder of)	$743.2
2027	478.7
2028	202.4
2029	52.9
Total purchase commitments	$1,477.2
Purchase commitments include $168.8 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.
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
Other Commitments
The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party, in connection with the rental of office space. As of June 30, 2026, the total future obligation under this guarantee is $1.4 million. Refer to Note 19. “Related Party Transactions” below for additional information regarding related party transactions recognized.
Standby Letters of Credit

On May 29, 2026, Solaris LLC entered into a continuing letter of credit agreement with MUFG Bank, Ltd. providing for the issuance of standby letters of credit in favor of a customer to support the Company’s performance obligations under a long-term contract. Letters of credit issued under this agreement are secured by cash collateral in an amount equal to at least 101% of the aggregate face amount of the letters of credit outstanding, which is classified as restricted cash (see Note 5. “Summary of Significant Accounting Policies”).

As of June 30, 2026, standby letters of credit with an aggregate face amount of $70.0 million were outstanding under this agreement, and no amounts had been drawn. These letters of credit are separate from, and are not issued under, the Revolving Credit Facility. Separately, standby letters of credit with an aggregate face amount of $75.0 million were outstanding under the letter of credit sublimit of the Revolving Credit Facility as of June 30, 2026 (see Note 11. “Debt” ). Including both arrangements, the Company had standby letters of credit with an aggregate face amount of $145.0 million outstanding as of June 30, 2026.

19.    Related Party Transactions
Solaris Energy Management
The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Co-Chief Executive Officer and Chairman of the Board. These services primarily include rental of office space, travel services and other administrative support. The related costs are included in selling, general and administrative costs and other operating expenses, net in the condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, Solaris LLC paid $0.3 million and $0.2 million, respectively, for these services. For the six months ended June 30, 2026 and 2025, Solaris LLC paid $0.5 million and $0.4 million, respectively, for these services.
In addition, as of June 30, 2026 and December 31, 2025, the Company had the following balances related to these related party transactions reflected on the condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
Accrued liabilities	$0.2	$0.1
KTR Management Company, LLC
The Company previously acquired an operating lease agreement for commercial real estate with KTR Management Company, LLC, a previous related party. As of May 1, 2026, KTR Management Company, LLC is no longer a related party. The information disclosed herein reflects transactions that occurred while KTR Management Company, LLC was considered a related party.
The operating lease right-of-use asset and operating lease liability associated with this related party lease were each $0.1 million on the condensed consolidated balance sheets as of December 31, 2025. KTR Management Company, LLC was no longer a related party at June 30, 2026.
During the three and six months ended June 30, 2026 and 2025, the Company incurred the following related party expenses from KTR Management Company, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services
Commercial real estate lease	$—	$0.1	$0.1	$0.1
Cost of leasing revenue
Short-term equipment rental	—	—	—	0.3
Fuel, utility and travel expenses	—	—	—	0.1
Total costs from KTR Management Company, LLC	$—	$0.1	$0.1	$0.5
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
20.    Subsequent Events
GESA Acquisition
On July 1, 2026, the Company completed the acquisition of Global Energy Services Alliance, Inc. (“GESA”), a full cycle power generation service provider. The acquisition will be accounted for as a business combination in accordance with ASC 805, Business Combinations.
The preliminary estimated purchase consideration was approximately $263.9 million, consisting of approximately $52.4 million of cash consideration (subject to post-closing net working capital adjustments), and equity consideration consisting of 2,880,682 shares of the Company’s Class A common stock with an acquisition-date fair value of $211.5 million.
The estimated purchase consideration is preliminary and remains subject to finalization, including customary post-closing adjustments. In addition, the allocation of the purchase consideration to the assets acquired and liabilities assumed has not yet been completed. Accordingly, the preliminary purchase price allocation, including the determination of the fair values of the assets acquired and liabilities assumed, may change as additional information becomes available during the measurement period.

Contract Conversion and Balance of Plant Expansion to February 2026 Hatchbo Contract
In July 2026, the Company signed an amendment converting its original power capacity agreement into a final operating agreement. The final agreement includes expanded services to deliver and fully operate a turnkey power plant of approximately 660 MW with balance of plant, batteries and energy management systems designed to manage artificial intelligence workloads. The contract tenor was extended to up to 18 years (10-year base plus an 8-year extension option) from up to 15 years (10-year base plus a 5-year extension option).
Balance of Plant, Energy Storage and Services Scope Expansion to April 2026 Contract
In July 2026, the Company signed additional agreements which expand the scope of the original contract to now include additional balance of plant and energy storage assets as well as management of natural gas on a cost-plus basis.
Additional Borrowings under Existing Stateline Term Loan
In July 2026, Stateline drew an additional $21.0 million under the Stateline Term Loan. The proceeds were used to fund growth-related capital expenditures.
Dividends
On August 4, 2026, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on September 25, 2026, to holders of record as of September 15, 2026. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

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
Executive Overview
We deliver comprehensive power infrastructure solutions including generation, distribution, installation and commissioning, aftermarket support, and operations and maintenance. Headquartered in Houston, Texas, Solaris serves multiple U.S. end markets, including data center, energy, and other commercial and industrial sectors.
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
Recent Developments
GESA Acquisition
On July 1, 2026, we completed the acquisition of Global Energy Services Alliance, Inc. (“GESA”), a full cycle power generation service provider. The acquisition will be accounted for as a business combination.
The preliminary estimated purchase consideration was approximately $263.9 million, consisting of approximately $52.4 million of cash consideration (subject to post-closing net working capital adjustments), and equity consideration consisting of 2,880,682 shares of the Company’s Class A common stock with an acquisition-date fair value of $211.5 million.
GESA’s skilled team is expected to enhance Solaris’ project execution as well as introduce later-cycle growth through after market services. GESA also brings in-house the capability to service a broad range of generation technology. For further details, refer to Note 20. “Subsequent Events” in the notes to our condensed consolidated financial statements.
Contract Conversion and Balance of Plant Expansion to February 2026 Hatchbo Contract
In July 2026, we signed an amendment converting the original power capacity agreement into a final operating agreement, delivering a full turnkey power plant of approximately 660 megawatts (“MW”) with balance of plant, batteries and energy management systems designed to manage artificial intelligence workloads. The contract tenor was extended to up to 18 years (10-year base plus an 8-year extension option) from up to 15 years (10-year base plus a 5-year extension option). We expect the increased capacity and expanded scope to result in a substantial increase in contracted revenue and earnings from the contract over the term of the agreement relative to the original February 2026 agreement, as well as increased capital expenditures to fund the expanded scope. Revenue recognition and deployments are expected to commence in the first quarter of 2027 and scale through 2028.
Master Equipment Rental Agreement and Balance of Plant, Energy Storage and Services Scope Expansion
On April 24, 2026, we entered into an agreement with a new customer to provide approximately 640 MW of power capacity, including balance of plant equipment beyond emissions control, to support the customer’s power demand for artificial intelligence computing needs at its data center. In July 2026, we signed additional agreements which expand the scope of the original contract to now include additional balance of plant and energy storage assets as well as management of natural gas on a cost-plus basis. The new customer is an affiliate of an investment grade, global technology company in the evolving artificial intelligence space. The agreement provides for an initial rental term of ten years, with an option to extend for an additional five years. Deployments are scheduled to commence in late 2026 and scale through 2028.
Contract Tenor and Capacity Extension
In July 2026, a large energy customer expanded its contracted capacity to approximately 80 MW from 60 MW and extended the contract tenor from four years to six years.
Investment in Deployable Energy Limited
In June 2026, we made a $5.0 million investment in a simple agreement for future equity (“SAFE”) issued by Deployable Energy Limited (“Deployable”), a Delaware corporation developing small modular reactor (“SMR”) nuclear technology. This investment provides Solaris early exposure to next-generation nuclear generation and a longer-tail growth opportunity that complements its behind-the-meter gas generation platform as the technology commercializes. See Note 9. “Investments” in the notes to our condensed consolidated financial statements.
6.375% Senior Notes due 2031
On May 12, 2026, Solaris Energy Infrastructure, LLC (“Solaris LLC”), a consolidated subsidiary of the Company, issued $1.3 billion aggregate principal amount of 6.375% Senior Notes due 2031 (the “Senior Notes”) at par in a private placement. The offering resulted in net proceeds of approximately $1.28 billion. The Company used a portion of the net proceeds to repay in full certain outstanding borrowings that were terminated concurrently with the closing of the offering and to pay related fees and expenses. The remaining proceeds are available for general corporate purposes, including growth capital expenditures. See Note 11. “Debt” in the notes to our condensed consolidated financial statements.
Revolving Credit Facility
On May 12, 2026, Solaris LLC, as borrower, and the Company, as parent, entered into a credit agreement (the “Credit Agreement”) with MUFG Bank, Ltd., as administrative agent, CSC Delaware Trust Company, as collateral agent, and the lenders party thereto. The Credit Agreement provides for a senior secured revolving credit facility of up to $650.0 million (the “Revolving Credit Facility”). As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and $575.0 million of capacity remained available after $75.0 million of outstanding letters of credit. See Note 11. “Debt” in the notes to our condensed consolidated financial statements.
Debt Extinguishment
On May 12, 2026, substantially concurrently with the offering of the Senior Notes and the entry into the new Credit Agreement, as described above, the Company terminated its debt obligations incurred in connection with the acquisition of Focus Genco Cayman Ltd. (the “Genco Acquisition”), including the senior secured term loan agreement (the “Bridge Term Loan”) with Goldman Sachs Bank USA, dated as of March 16, 2026 (and as amended on April 8, 2026), the Loan and Security Agreement (the “Stonebriar Term Loan”) with Eldridge Asset Finance LLC, and two term loans under the Master Loan Agreement, dated as of September 26, 2024, with Caterpillar Financial Services Corp. (collectively, the “Caterpillar Term Loans”). See Note 4. “Genco Acquisition” and Note 11. “Debt” in the notes to our condensed consolidated financial statements.
Additional Borrowings under Stateline Term Loan
In July 2026, Stateline drew an additional $21.0 million under the Stateline term loan facility, increasing the outstanding balance to $360.7 million. The proceeds were used to fund growth-related capital expenditures. Refer to Note 11. “Debt” and Note 20.“Subsequent Events” in the notes to our condensed consolidated financial statements.
Market Trends and Outlook
In the second quarter of 2026, Solaris Power Solutions continued to drive the Company’s growth, contributing 72% of total revenue and 80% of total segment Adjusted EBITDA. For the six months ended June 30, 2026, Solaris Power Solutions revenue contributed 69% of total revenue and 78% of total segment Adjusted EBITDA. Capital expenditures should remain heavily weighted towards Solaris Power Solutions as we intend to grow our capacity and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to remain the dominant segment contributor to revenue and Adjusted EBITDA.
Today, Solaris Power Solutions’ primary customers include three leading companies in the artificial intelligence computing sector, as well as several energy companies requiring power for hydrocarbon production, processing, transportation, and refining applications.
Demand for Solaris Power Solutions is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure. This is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. Solaris’ power offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based alternatives, and can stay on site longer term to provide integrated primary and backup power as a complement to the grid or other co-located power solutions.
In the second quarter of 2026, we amended our initial 530 MW agreement with Hatchbo to add incremental generation capacity, as well as increasing the scope of this agreement to include balance of plant equipment, including batteries. In July 2026, we converted this agreement to its final operating agreement, providing a full turnkey power plant of approximately 660 MW with an expanded scope of balance of plant, batteries and energy management systems and operations support designed to manage artificial intelligence workloads. In July 2026, we also amended our April 2026 contract to expand the scope to include additional balance of plant and energy storage investment, as well as procurement and management of natural gas access on a cost-plus basis.
The Company’s power generation capacity is now expected to reach a total of approximately 3,200 MW by the end of 2029 based on expected deliveries under our contracted orders. The majority of this capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to ten years, with extension options. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.
We expect remaining total company capital expenditures in 2026 of approximately $1 billion on a consolidated basis, of which approximately $97 million should be incurred by Stateline. The majority of these capital expenditures are to support additional growth in Solaris Power Solutions. Capital expenditures for Solaris Logistics Solutions represent less than $10 million of our total expected annual capital expenditures.
We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, remaining net proceeds from the Senior Notes offering and borrowing availability under our Revolving Credit Facility, and proceeds from delayed draw term loans under the Stateline Term Loan facility. In addition to these sources, subject to market conditions and the availability of fleet growth opportunities, we may meet our cash requirements through the issuance of additional securities and/or the entry into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we have the ability to cancel the committed purchase orders, subject to the payment of cancellation fees.
Sustainability of this favorable supply-demand dynamic in the power sector depends on multiple factors, including continued demand growth for generative artificial intelligence computing, supply chain availability for electrical equipment, potential regulatory changes, overall economic activity levels, the level and pace at which the industry can invest in and deploy infrastructure, and the pace of continued electrification-driven demand growth.
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

Results of Operations
Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Revenues
Solaris Power Solutions	$158,342	$75,625	$82,717	$286,880	$125,000	$161,880
Solaris Logistics Solutions	61,058	73,703	(12,645)	128,759	150,660	(21,901)
Total revenues	$219,400	$149,328	$70,072	$415,639	$275,660	$139,979
Solaris Power Solutions. Solaris Power Solutions revenues were $158.3 million and $286.8 million in the three and six months ended June 30, 2026, respectively. Solaris Power Solutions revenues were $75.6 million and $125.0 million in the three and six months ended June 30, 2025, respectively. The increase in revenues in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to increased MW capacity deployed. Deployed capacity increased to weighted averages of approximately 950 MW and 930 MW, respectively, in the three and six months ended June 30, 2026, compared to weighted averages of approximately 600 MW and 500 MW, respectively, in the three and six months ended June 30, 2025.
Solaris Logistics Solutions. Solaris Logistics Solutions revenues decreased by $12.6 million, or 17%, to $61.1 million for the three months ended June 30, 2026, compared to $73.7 million for the three months ended June 30, 2025. This decrease was primarily due to lower last-mile transportation activity, despite an increase in the weighted average number of fully utilized systems to 106 in the three months ended June 30, 2026 from 94 in the three months ended June 30, 2025.
Solaris Logistics Solutions revenues decreased by $21.9 million, or 15%, to $128.8 million for the six months ended June 30, 2026, compared to $150.7 million for the six months ended June 30, 2025. This decrease was primarily due to lower last-mile transportation activity, despite an increase in the weighted average number of fully utilized systems to 105 in the six months ended June 30, 2026 from 97 in the six months ended June 30, 2025.
Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$56,342	$28,283	$28,059	$110,075	$44,777	$65,298
Solaris Logistics Solutions	36,783	50,966	(14,183)	81,815	102,182	(20,367)
Total cost of revenue (exclusive of depreciation and amortization)	$93,125	$79,249	$13,876	$191,890	$146,959	$44,931
Solaris Power Solutions. Solaris Power Solutions cost of revenue was $56.3 million and $110.1 million in the three and six months ended June 30, 2026, respectively. Solaris Power Solutions cost of revenue was $28.3 million and $44.8 million in the three and six months ended June 30, 2025, respectively. The increase in both 2026 periods was due to higher deployed MW capacity and related activity levels.
Solaris Power Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 36% and 38% for the three and six months ended June 30, 2026, respectively, compared to 37% and 36% for the three and six months ended June 30, 2025, respectively.
Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue decreased by $14.2 million to $36.8 million for the three months ended June 30, 2026, compared to $51.0 million for the three months ended June 30, 2025. The decrease was primarily driven by lower last-mile transportation activity, partially offset by higher labor costs to support an increase in fully utilized system counts during the three months ended June 30, 2026. Solaris Logistics Solutions cost of revenue decreased by $20.4 million to $81.8 million for the six months ended June 30, 2026, compared to $102.2 million for the six months ended June 30, 2025. The decrease was primarily driven by lower last-mile transportation activity, partially offset by higher labor costs to support an increase in fully utilized system counts during the six months ended June 30, 2026.
Solaris Logistics Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 60% and 64% for the three and six months ended June 30, 2026, respectively, compared to 69% and 68% for the three and six months ended June 30, 2025, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $21.1 million, or 115%, to $39.5 million in the three months ended June 30, 2026, compared to $18.4 million in the same period of 2025. Depreciation and amortization increased by $25.8 million, or 67%, to $64.3 million in the six months ended June 30, 2026, compared to $38.4 million in the same period of 2025. This increase was primarily driven by the addition of depreciable assets associated with the Solaris Power Solutions segment placed in service during the second half of 2025 and first half of 2026, including the addition of depreciable assets from the Genco Acquisition completed in March 2026.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.1 million, or 101%, to $30.0 million in the three months ended June 30, 2026, compared to $14.9 million in the same period of 2025. The increase was primarily driven by an $11.3 million increase in salaries, wages and benefits resulting from an increase in average headcount, as well as higher employee and office costs associated with supporting a larger workforce and higher legal expenses as our Solaris Power Solutions segment has expanded. Selling, general and administrative expenses increased by $20.7 million, or 69%, to $50.9 million in the six months ended June 30, 2026, compared to $30.2 million in the same period of 2025. The increase was primarily driven by a $13.4 million increase in salaries, wages and benefits resulting from an increase in average headcount, as well as higher employee and office costs associated with supporting a larger workforce and higher legal expenses as our Solaris Power Solutions segment has expanded.
Other Operating Expenses, net
Other operating expenses, net decreased by $1.0 million to $0.2 million in the three months ended June 30, 2026, compared to $1.2 million in the same period of 2025. Other operating expenses, net decreased by $1.0 million to $1.5 million in the six months ended June 30, 2026, compared to $2.5 million in the same period of 2025. The decrease was primarily related to credit allowance recoveries collected during the second quarter of 2026.
Interest Expense
Interest expense was $16.9 million and $21.7 million in the three and six months ended June 30, 2026, respectively, compared to $7.0 million and $13.2 million in the three and six months ended June 30, 2025, respectively. The increase was primarily due to higher average debt outstanding as a result of the issuance of the Senior Notes in the second quarter of 2026.
Interest Income
Interest income was $5.5 million and $8.2 million in the three and six months ended June 30, 2026, respectively, compared to $1.5 million and $2.6 million in the three and six months ended June 30, 2025, respectively. The increase was primarily due to higher interest income earned on higher cash balances primarily resulting from the issuance of the 2031 Notes in October 2025 and the Senior Notes in May 2026.
Loss on Debt Extinguishment
Loss on debt extinguishment was $14.8 million and $16.1 million for the three and six months ended June 30, 2026, respectively, related primarily to the write-off of unamortized debt financing costs associated with the extinguishment of the Bridge Term Loan, the Stonebriar Term Loan and Caterpillar Term Loans in the three months ended June 30, 2026, as well as the BofA Revolving Facility in the first quarter of 2026. See Note 11. “Debt” in the notes to our condensed consolidated financial statements. There was no loss on debt extinguishment for the three and six months ended June 30, 2025.

Provision for Income Taxes
During the three months ended June 30, 2026, we recognized a combined United States federal and state expense for income taxes of $5.0 million, a decrease of $1.0 million as compared to the $6.0 million income tax expense we recognized during the three months ended June 30, 2025. During the six months ended June 30, 2026, we recognized a combined United States federal and state expense for income taxes of $20.2 million, an increase of $10.3 million as compared to the $9.9 million income tax expense we recognized during the six months ended June 30, 2025. This change was attributable to changes in operating gains and mix of states where we operate. The effective combined United States federal and state income tax rates were 16.5% and 19.8% for the three months ended June 30, 2026 and June 30, 2025, respectively. The effective combined United States federal and state income tax rates were 26.1% and 21.0% for the six months ended June 30, 2026 and June 30, 2025, respectively.
For the three months ended June 30, 2026 our effective tax rate differed from the statutory rate primarily due to the impact of the non-controlling interest and mix of states where we operate. Our effective tax rate differed from the statutory rate for the six months ended June 30, 2026, primarily due to the impact of the non-controlling interest, the executive compensation deduction limitation and mix of states where we operate.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations, remaining net proceeds from the Senior Notes offering and borrowing availability under our Revolving Credit Facility and the Stateline Term Loan.
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
Senior Notes
As of June 30, 2026, the outstanding principal amount of the Senior Notes totaled $1.3 billion. The Senior Notes will mature on May 15, 2031. The Company used a portion of the net proceeds from the Senior Notes to repay certain of the Company’s outstanding borrowings and to pay related fees and expenses (described below) and intends to use the remaining net proceeds for general corporate purposes, including to fund growth capital expenditures. Interest on the Senior Notes is payable semi-annually at a rate of 6.375% per annum, and estimated interest payments will be approximately $83.6 million over the subsequent twelve months, based on the outstanding principal amount as of June 30, 2026.
Revolving Credit Facility
Our Revolving Credit Facility provides for borrowings of up to $650.0 million, including a sublimit for the issuance of letters of credit in an amount up to $150.0 million. At the Company’s option, and subject to the satisfaction of certain conditions precedent, the Revolving Credit Facility may be increased by up to $200.0 million. As of June 30, 2026, no borrowings were outstanding, standby letters of credit with an aggregate face amount of $75.0 million had been issued, and remaining availability under the Revolving Credit Facility was $575.0 million. We intend to use any future borrowings for working capital and other general corporate purposes and to pay transaction expenses.
Stateline Term Loan
Stateline maintains a delayed draw term loan facility with an estimated total capacity of $518.5 million, based on its current capital plan, to fund power generation equipment for its approximately 900 MW data center project. As of June 30, 2026, outstanding borrowings under the Stateline Term Loan totaled $339.7 million, of which $11.4 million was classified as current. The Stateline Term Loan provides significant funding flexibility for Stateline’s capital needs. We estimate interest payments of approximately $34.8 million over the subsequent twelve months, which will increase as additional amounts are drawn. In July 2026, Stateline drew an additional $21.0 million to fund growth-related capital expenditures, increasing the outstanding balance to $360.7 million. The remaining capacity of $157.8 million is expected to be drawn during the remainder of 2026, depending on the timing of progress payments and equipment deliveries.

Convertible Senior Notes
On May 2, 2025, we issued $155.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The net proceeds were used primarily to support the growth of our Solaris Power Solutions segment. Interest on the 2030 Notes is payable semi-annually, with estimated payments of approximately $7.4 million over the subsequent twelve months.
In October 2025, we issued $747.5 million aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “2031 Notes”). The net proceeds from the issuance were used, in part, to repay and terminate our then existing term loan, fund capped call transactions to hedge potential dilution, and support continued growth of our Solaris Power Solutions segment. Interest on the 2031 Notes is payable semi-annually, with estimated payments of approximately $1.9 million over the subsequent twelve months.
Debt Extinguishment
On May 12, 2026, concurrently with the issuance of the Senior Notes and entry into the new Credit Agreement, we used a portion of the net proceeds to repay in full and terminate the Bridge Term Loan, Stonebriar Term Loan, and Caterpillar Term Loans, which had an aggregate outstanding principal balance of $463.9 million. We recorded a loss on extinguishment of debt of $14.8 million, consisting of $8.8 million in unamortized debt financing costs and $6.0 million in prepayment penalties, which was recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
On March 16, 2026, concurrently with the closing of the Bridge Term Loan, we terminated our revolving credit facility agreement with Bank of America, N.A. (the “BofA Revolving Facility”). The BofA Revolving Facility had a borrowing base of up to $75.0 million. As of the date of termination, there were no outstanding borrowings under the BofA Revolving Facility. The extinguishment of the BofA Revolving Facility resulted in a loss on extinguishment of debt of $1.3 million, primarily consisting of the write-off of unamortized debt financing costs, which was recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026.
Capital Commitments
We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. As of June 30, 2026, short-term purchase commitments due within the subsequent twelve months totaled $896.9 million. Long-term purchase commitments that extend beyond one year total $580.3 million, of which $478.7 million is scheduled to be fulfilled during 2027, $202.4 million is scheduled to be fulfilled during 2028, and the remaining $52.9 million is due in 2029. These commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.
Liquidity Position
As of June 30, 2026, cash and cash equivalents totaled $824.1 million and we had $575.0 million of available capacity under our Revolving Credit Facility after $75.0 million of outstanding letters of credit. We believe that our cash reserves, projected operating cash flows, remaining net proceeds from the Senior Notes offering, borrowing availability under the Revolving Credit Facility, and access to delayed draw term loans under the Stateline Term Loan facility provide adequate liquidity to meet our obligations for the next twelve months and beyond. These resources are expected to fund debt service obligations, dividend payments, capital expenditures and related purchase commitments, as well as to support future strategic initiatives.
See Note 11. “Debt” in the notes to our condensed consolidated financial statements for additional information regarding our outstanding debt facilities, including terms, covenants, maturity schedules, and the debt extinguishments that occurred during the period.
Share Repurchase Program
The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three and six months ended June 30, 2026, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of June 30, 2026, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$265,506	$49,903	$215,603
Net cash used in investing activities	(950,483)	(336,999)	(613,484)
Net cash provided by financing activities	1,226,459	266,271	960,188
Net change in cash, cash equivalents and restricted cash	$541,482	$(20,825)	$562,307
Significant Sources and Uses of Cash Flows
Operating Activities. Net cash provided by operating activities increased to $265.5 million for the six months ended June 30, 2026, compared to $49.9 million in the same period of 2025, representing an increase of $215.6 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity within our Solaris Power Solutions segment. Consequently, our net income, adjusted for non-cash items, increased by $83.1 million for the six months ended June 30, 2026, compared to the prior comparable period. In addition, cash provided by working capital increased $128.8 million for the six months ended June 30, 2026, compared to the prior comparable period.
Investing Activities. Net cash used in investing activities was $950.5 million for the six months ended June 30, 2026, an increase from $337.0 million during the same period of 2025. The $613.5 million increase is mainly attributed to $831.5 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions, including $131.2 million paid for the NovaLT16 Turbine Acquisition, and $107.6 million paid for the Genco Acquisition in the six months ended June 30, 2026, as compared with $325.6 million paid for turbines and ancillary equipment in the six months ended June 30, 2025.
Financing Activities. For the six months ended June 30, 2026, net cash provided by financing activities totaled $1,226.5 million. This amount primarily reflects $1,314.4 million from net debt financing, partially offset by $44.2 million paid for debt financing costs, $5.9 million in debt extinguishment fees, $14.7 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $14.5 million in quarterly dividends to Class A common stock shareholders, $3.6 million in distributions to Solaris LLC unitholders and $1.7 million in Tax Receivable agreement payments. In comparison, net cash provided by financing activities was $266.3 million for the six months ended June 30, 2025. This amount primarily reflects $227.0 million of borrowings from debt financing and $86.0 million of capital contributions from non-controlling interest in Stateline, partially offset by $13.2 million paid for debt financing costs, $10.2 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $9.6 million in quarterly dividends to Class A common stock shareholders, $7.9 million in distributions to Solaris LLC unitholders and $3.6 million in Tax Receivable Agreement payments.
Future Uses of Cash
Our significant cash commitments primarily relate to our capital expenditures under our power generation fleet growth program and debt service on our Senior Notes and Stateline term loan facility. In addition, we are obligated to make semi-annual interest payments on the 2030 Notes and 2031 Notes, with the principal amount due at maturity in 2030 and 2031, respectively. At our election, the 2030 Notes and 2031 Notes may be settled in cash, shares of Class A common stock, or a combination of both.
Additional expected uses of cash include obligations under our Tax Receivable Agreement, scheduled payments under finance and operating lease agreements, insurance premium financing agreements, any dividend payments (timing and amount subject to the discretion of the board), and other routine operating obligations.

Off-Balance Sheet Arrangements
Refer to Note 18. “Commitments and Contingencies – Purchase Commitments” included in the notes to our condensed consolidated financial statements contained herein for a discussion of our off-balance sheet arrangements.
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
Borrowings under the Stateline Term Loan include variable-rate components prior to conversion to fixed-rate debt. As of June 30, 2026, we had outstanding borrowings of $339.7 million under the Stateline Term Loan, all of which were in the form of notes bearing interest at variable rates. A hypothetical increase or decrease of 100 basis points in SOFR would result in an estimated annual change in interest expense of approximately $3.4 million, based on the outstanding borrowings as of June 30, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to monitor the impact of the implementation of our Enterprise Resource Planning (“ERP”) system on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations other than the lawsuit by Masaba Inc., as discussed in detail in Note 18. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended June 30, 2026, and the average price paid per share:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
April 1 - April 30	535	$67.27	—	15,440,555
May 1 - May 31	3,612	78.27	—	15,440,555
June 1 - June 30	1,303	69.54	—	15,440,555
Total	5,450	$75.10	—
(1)Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock. The share repurchase program has no set term limit.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
2.1#
Securities Purchase Agreement, dated as of March 16, 2026, by and among Solaris Energy Infrastructure Inc., Solaris Energy Infrastructure, LLC, Project G Buyer, LLC, each of the Sellers party thereto, Focus Genco Cayman Ltd, and Alan Zelazo, as the Sellers Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on March 20, 2026).

2.2*
First Amendment to the Securities Purchase Agreement, dated as of June 5, 2026, among Solaris Energy Infrastructure Inc., Solaris Energy Infrastructure, LLC, Project G Buyer, LLC, Focus Genco Cayman Ltd., each of the Sellers party thereto and Alan Zelazo, as the Sellers Representative.

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

4.1
Indenture, dated as of May 12, 2026, by and among Solaris Energy Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the Subsidiary Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 12, 2026).

4.2	Form of 6.375% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1).

10.1#
Credit Agreement, dated as of May 12, 2026, by and among Solaris Energy Infrastructure, LLC, as borrower, Solaris Energy Infrastructure, Inc., as parent, MUFG Bank, Ltd., as administrative agent, CSC Delaware Trust Company, as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on May 12, 2026).

10.2#
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

10.3
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

SOLARIS ENERGY INFRASTRUCTURE, INC.

August 6, 2026	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

August 6, 2026	By:	/s/ Amanda M. Brock
Amanda M. Brock
Director and Co-Chief Executive Officer
(Co-Principal Executive Officer)

August 6, 2026	By:	/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer
(Principal Financial Officer)