Form 10-Q
period 2026-09-30
Solaris Energy Infrastructure, Inc.
filed 2026-11-06
CIK 1697500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 69,470,966 shares of Class A common stock, $0.01 par value per share, and 10,697,246 shares of Class B common stock, $0.00 par value per share, outstanding.

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
•our ability to secure customer contracts and the impact of such ability on our revenue and operating results;
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
•the inability to fully protect our intellectual property rights;
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
•credit markets;
•business acquisitions, including the failure to integrate the Genco Acquisition, GESA Acquisition or Omega Acquisition (each as defined in Note 4. “Acquisitions”) or obtain the expected benefits of such acquisitions;
•our ability to effectively manage the broader, more labor-intensive operating footprint associated with our recently acquired engineering, construction and services businesses.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$399,460	$353,319
Restricted cash, current portion	6,037	—
Accounts receivable, net of allowances of $1,675 and $1,652, respectively	284,199	91,387
Contract assets	45,980	11,697
Deferred contract costs	22,744	—
Prepaid expenses and other current assets	104,840	12,174
Inventories, current portion	50,737	14,446
Total current assets	913,997	483,023
Equipment held for lease, net	2,914,874	1,074,062
Property, plant and equipment, net	320,725	271,182
Inventories, net of current portion	1,514	1,327
Operating lease right-of-use assets	26,407	10,635
Goodwill	385,786	105,365
Intangible assets, net	263,630	59,795
Deferred tax assets	—	122,630
Restricted cash, net of current portion	92,479	—
Other assets	31,938	15,087
Total assets	$4,951,350	$2,143,106
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136,520	$77,524
Accrued liabilities	128,605	67,558
Contract liabilities	86,998	—
Deferred revenue, current portion	14,467	5,777
Payables related to Tax Receivable Agreement, current portion	—	1,789
Operating lease liabilities, current portion	5,375	2,235
Finance lease liabilities, current portion	2,963	2,051
Long-term debt, current portion	44,308	4,033
Other current liabilities	16,246	2,333
Total current liabilities	435,482	163,300
Long-term debt, net of current portion	1,671,617	179,986
Convertible notes	883,876	880,441
Payables related to Tax Receivable Agreement, net of current portion	109,166	74,495
Deferred revenue, net of current portion	202,413	—
Operating lease liabilities, net of current portion	20,877	8,156
Finance lease liabilities, net of current portion	3,572	2,062
Deferred tax liabilities	32,098	7,371
Other long-term liabilities	153	44
Total liabilities	3,359,254	1,315,855
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 600,000 shares authorized, 69,420 shares and 53,081 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	674	510
Class B common stock, $0.00 par value, 180,000 shares authorized, 10,735 shares and 15,386 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; convertible into Class A common stock on a one-for-one basis	—	—
Additional paid-in capital	1,194,121	537,754
Retained earnings	79,818	26,074
Total stockholders' equity attributable to Solaris Energy Infrastructure, Inc.	1,274,613	564,338
Non-controlling interest	317,483	262,913
Total stockholders' equity	1,592,096	827,251
Total liabilities and stockholders' equity	$4,951,350	$2,143,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Leasing revenue	$90,598	$82,422	$301,680	$183,421
Service revenue	199,236	84,140	400,449	257,582
Product sales	51,255	281	54,599	1,500
Total revenue	341,089	166,843	756,728	442,503

Operating costs and expenses:
Cost of leasing revenue, excluding depreciation	25,327	36,613	114,480	77,390
Cost of services, excluding depreciation and amortization	118,674	51,915	216,978	157,628
Cost of product sales	33,365	275	37,798	744
Non-leasing depreciation and amortization	27,423	12,598	52,713	37,624
Depreciation of leasing equipment	24,061	9,757	63,047	23,172
Selling, general and administrative	42,638	15,546	93,528	45,719
Other operating expenses, net	2,616	2,226	4,127	4,689
Total operating costs and expenses	274,104	128,930	582,671	346,966
Operating income	66,985	37,913	174,057	95,537
Interest expense	(22,937)	(10,239)	(44,628)	(23,449)
Interest income	6,180	1,201	14,386	3,758
Loss on debt extinguishment	—	—	(16,084)	—
Foreign currency gain (loss), net	(1,132)	—	(1,132)	—
Income before income tax expense	49,096	28,875	126,599	75,846
Provision for income taxes	(9,812)	(4,061)	(30,028)	(13,935)
Net income	39,284	24,814	96,571	61,911
Less: net income related to non-controlling interests	(4,684)	(10,264)	(20,047)	(30,086)
Net income attributable to Solaris Energy Infrastructure, Inc.	34,600	14,550	76,524	31,825
Less: income attributable to participating securities	(1,033)	(568)	(2,419)	(1,417)
Net income attributable to Class A common shareholders	$33,567	$13,982	$74,105	$30,408

Earnings per share of Class A common stock – basic	$0.53	$0.32	$1.26	$0.77
Earnings per share of Class A common stock – diluted	$0.42	$0.31	$1.00	$0.74

Basic weighted-average shares of Class A common stock outstanding	63,783	43,770	58,811	39,283
Diluted weighted-average shares of Class A common stock outstanding	83,567	50,429	78,472	43,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	53,081	$510		15,386	$—	$537,754	$26,074	$262,913	$827,251
Issuance of Class A common stock in connection with Genco Acquisition	4,183	42		—	—	177,773	—	60,562	238,377
Net effect of deferred taxes related to the issuance of Class A common stock in connection with Genco Acquisition	—	—		—	—	4,485	—	—	4,485
Exchange of Solaris LLC units and Class B common stock for Class A common stock	246	3		(246)	—	3,807	—	(3,810)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—		—	—	19,322	—	—	19,322
Stock-based compensation	—	—		—	—	5,174	—	1,539	6,713
Vesting of restricted stock	—	8		—	—	3,416	—	(3,424)	—
Vesting of restricted stock units	368	4		—	—	(4)	—	—	—
Grants of restricted stock, net of forfeitures	752	—		—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(288)	(3)		—	—	(11,816)	—	(2,487)	(14,306)
Distributions to non-controlling interest unitholders	—	—		—	—	—	—	(2,293)	(2,293)
Dividends paid ($0.12 per share of Class A common stock)	—	—		—	—	—	(6,922)	—	(6,922)
Net income	—	—		—	—	—	21,438	10,617	32,055
Balance at March 31, 2026	58,342	$564		15,140	$—	$739,911	$40,590	$323,617	$1,104,682
Exchange of Solaris LLC units and Class B common stock for Class A common stock	4,405	44		(4,405)	—	70,314	—	(70,358)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—		—	—	28,114	—	—	28,114
Stock-based compensation	—	—		—	—	9,796	—	1,976	11,772
Vesting of restricted stock	—	—		—	—	48	—	(48)	—
Grants of restricted stock, net of forfeitures	72	—		—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(5)	—		—	—	(359)	—	(50)	(409)
Distributions to non-controlling interest unitholders	—	—		—	—	—	—	(1,292)	(1,292)
Dividends paid ($0.12 per share of Class A common stock)	—	—		—	—	—	(7,532)	—	(7,532)
Net income	—	—		—	—	—	20,486	4,746	25,232
Balance at June 30, 2026	62,814	$608		10,735	$—	$847,824	$53,544	$258,591	$1,160,567
Issuance of Class A common stock in connection with business combinations	6,480	65		—	—	336,331	—	53,768	390,164
Net effect of deferred taxes related to the vesting of restricted stock	—	—		—	—	(1,769)	—	—	(1,769)
Stock-based compensation	—	—		—	—	12,665	—	2,087	14,752
Vesting of restricted stock	—	1		—	—	237	—	(238)	—
Grants of restricted stock, net of forfeitures	147	—	0	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(21)	—		—	—	(1,167)	—	(121)	(1,288)
Distributions to non-controlling interest unitholders	—	—		—	—	—	—	(1,288)	(1,288)
Dividends paid ($0.12 per share of Class A common stock)	—	—		—	—	—	(8,326)	—	(8,326)
Net income	—	—		—	—	—	34,600	4,684	39,284
Balance at September 30, 2026	69,420	$674		10,735	$—	$1,194,121	$79,818	$317,483	$1,592,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38,013	$359	29,107	$—	$337,598	$17,664	$311,108	$666,729
Stock-based compensation	—	—	—	—	1,918	—	1,534	3,452
Net effect of deferred taxes related to the vesting of restricted stock	—	—	—	—	4,513	—	—	4,513
Vesting of restricted stock	—	9	—	—	5,726	—	(5,735)	—
Grants of restricted stock, net of forfeitures	722	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(297)	(3)	—	—	(7,052)	—	(3,078)	(10,133)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(4,696)	(4,696)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,686)	—	(4,686)
Other	—	—	—	—	(81)	—	—	(81)
Net income	—	—	—	—	—	5,320	7,648	12,968
Balance at March 31, 2025	38,438	$365	29,107	$—	$342,622	$18,298	$306,781	$668,066
Exchange of Solaris LLC units and Class B common stock for Class A common stock	2,128	21	(2,128)	—	22,689	—	(22,710)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—	—	—	5,009	—	—	5,009
Stock-based compensation	—	—	—	—	3,102	—	2,266	5,368
Vesting of restricted stock	—	—	—	—	98	—	(98)	—
Grants of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(4)	—	—	—	(64)	—	(15)	(79)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(3,237)	(3,237)
Capital contribution from non-controlling interest in Stateline	—	—	—	—	—	—	86,023	86,023
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(4,868)	—	(4,868)
Other	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	11,955	12,174	24,129
Balance at June 30, 2025	40,598	$386	26,979	$—	$373,368	$25,385	$381,184	$780,323
Issuance of Class B common stock and Solaris LLC units in connection with HVMVLV Acquisition	—	—	696	—	—	—	19,280	19,280
Transaction with non-controlling interest in connection with HVMVLV Acquisition	—	—	—	—	8,083	—	(8,083)	—
Net effect of deferred taxes related to the exchange of Solaris LLC units and Class B common stock for Class A common stock and the vesting of restricted stock	—	—	—	—	37,599	—	—	37,599
Exchange of Solaris LLC units and Class B common stock for Class A common stock	8,020	80	(8,020)	—	89,148	—	(89,228)	—
Stock-based compensation	—	—	—	—	3,635	—	1,802	5,437
Stock option exercise	4	—	—	—	—	—	—	—
Vesting of restricted stock	—	1	—	—	356	—	(357)	—
Grants of restricted stock, net of forfeitures	39	—	—	—	—	—	—	—
Cancelled shares withheld for taxes from vesting of restricted stock	(7)	—	—	—	(201)	—	(57)	(258)
Distributions to non-controlling interest unitholders	—	—	—	—	—	—	(2,361)	(2,361)
Dividends paid ($0.12 per share of Class A common stock)	—	—	—	—	—	(5,836)	—	(5,836)
Net income	—	—	—	—	—	14,550	10,264	24,814
Balance at September 30, 2025	48,654	$467	19,655	$—	$511,988	$34,099	$312,444	$858,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$96,571	$61,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,760	60,796
Stock-based compensation	33,237	17,475
Loss on debt extinguishment	16,084	—
Amortization of debt financing costs	7,664	2,085
Deferred income tax expense	30,029	12,343
Change in payables related to Tax Receivable Agreement	—	3,024
Other	1,309	(532)
Changes in assets and liabilities:
Accounts receivable and contract assets	(75,568)	(52,594)
Deferred contract costs	(22,744)	—
Prepaid expenses and other assets	(88,021)	(3,831)
Inventories	(23,190)	(1,207)
Accounts payable	43,990	7,803
Accrued liabilities	58,089	7,814
Contract liabilities	77,546	—
Deferred revenue	207,248	1,793
Cash settlement of stock-based compensation	—	(3,713)
Net cash provided by operating activities	478,004	113,167
Cash flows from investing activities:
Investment in equipment held for lease and property, plant and equipment	(1,382,369)	(392,256)
Business acquisition, net of cash acquired	(103,861)	(29,423)
Asset acquisition, net of cash acquired	(107,623)	—
Short-term loan	—	(7,573)
Repayment of short-term loan	—	3,786
Other	(7,657)	3,389
Net cash used in investing activities	(1,601,510)	(422,077)
Cash flows from financing activities:
Borrowings from debt financing	1,846,834	71,979
Borrowings from convertible notes	—	155,000
Repayments of debt financing	(478,896)	(4,063)
Payments of fees related to debt extinguishment	(5,921)	—
Payments of financing costs related to debt and convertible notes	(44,245)	(13,113)
Distributions to non-controlling interest unitholders	(4,873)	(10,294)
Dividends paid to Class A common stock shareholders	(22,782)	(15,390)
Payments under finance leases	(2,604)	(2,424)
Proceeds from issuance of insurance notes payable	—	4,535
Payments under insurance premium financing	(1,630)	(2,426)
Cancelled shares withheld for taxes from vesting of restricted stock and restricted stock units	(16,003)	(10,470)
Payment of liabilities under Tax Receivable Agreement	(1,717)	(3,610)
Capital contributions from non-controlling interest in Stateline	—	86,023
Net cash provided by financing activities	1,268,163	255,747

Net increase (decrease) in cash, cash equivalents and restricted cash	144,657	(53,163)
Cash, cash equivalents and restricted cash at beginning of period	353,319	159,867
Cash, cash equivalents and restricted cash at end of period	$497,976	$106,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash investing and financing activities:
Additions to equipment held for lease and property, plant and equipment not yet paid at period-end	$48,132	$21,558
Additions to property, plant, and equipment through finance leases	5,094	2,689
Unpaid capitalized interest on equipment held for lease	12,395	—
Net investment in lease recognized	2,599	—
Issuance of common stock for business acquisition	390,164	19,280
Issuance of common stock for asset acquisition	238,377	—
Contingent consideration recognized in business combination	5,505	—
Holdback consideration payable in connection with business combinations	8,818	—
Asset acquisition cost incurred but not paid at period-end	2,794	—
Incurrence of debt for asset acquisition	123,196	—
Capitalized depreciation in property, plant and equipment	—	273
Capitalized stock-based compensation	—	493

Supplemental cash flow disclosure:
Interest paid, net of capitalized interest	11,203	19,638
Interest received	14,031	3,758
Income taxes (refunded) paid, net	(187)	950
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLARIS ENERGY INFRASTRUCTURE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.    Business and Basis of Presentation
Business
Solaris Energy Infrastructure, Inc. (referred to as the “Company,” “we,” “us,” “our” and “Solaris” either individually or together with its consolidated subsidiaries, as the context requires) and its consolidated subsidiaries deliver comprehensive power infrastructure solutions including generation, distribution, site preparation, installation and commissioning, aftermarket support, and operations and maintenance. Headquartered in Houston, Texas, the Company serves multiple end markets, including data centers, energy, and other commercial and industrial sectors. The Company operates through two reportable business segments: Solaris Power Solutions and Solaris Logistics Solutions.
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
These condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or for any interim period.
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
The Company continues to consolidate Stateline in its condensed consolidated financial statements within the Solaris Power Solutions segment, as the Company remains the primary beneficiary. No reconsideration events occurred during the three and nine months ended September 30, 2026 that would alter this conclusion. There have been no material changes to the nature, structure, or purpose of Stateline as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Each lease with MZX commences on the date the underlying equipment is made available for use by MZX. As of September 30, 2026, no leases had commenced, and therefore no lease revenue was recognized during the three and nine months ended September 30, 2026.
On May 23, 2025, Stateline entered into a delayed draw term loan facility to finance the power generation equipment to be leased to MZX. Refer to Note 11. “Debt – Stateline Term Loan” for additional information regarding Stateline’s delayed draw term loan facility.
The Company did not provide any financial support to Stateline during the three and nine months ended September 30, 2026 that it was not contractually required to provide, and it has no current intention to provide such support beyond its existing obligations. As of September 30, 2026, the Company’s maximum exposure to loss from its involvement with Stateline is limited to its equity investment of $86.4 million. The assets of Stateline may be used only to settle its obligations, and creditors of Stateline do not have recourse to the general credit of the Company.

Refer to Note 14. “Equity and Non-controlling Interest” for a breakdown of non-controlling interest by entity, including MZX’s 49.9% equity interest in Stateline.
The following table summarizes Stateline’s assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9.6	$27.9
Accounts receivable	52.5	0.6
Prepaid expenses and other current assets	0.5	—
Total current assets	62.6	28.5
Equipment held for lease, net	624.5	354.9
Other assets	1.2	3.7
Total assets	$688.3	$387.1
Liabilities
Current liabilities:
Accounts payable	$12.4	$1.4
Accrued liabilities	1.1	31.7
Deferred revenue, current portion	6.9	—
Long-term debt, current portion	18.7	4.0
Total current liabilities	39.1	37.1
Deferred revenue, net of current portion	37.6	—
Long-term debt, net of current portion	385.3	180.0
Total liabilities	$462.0	$217.1
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
Our reporting segments are:
•Solaris Power Solutions – delivers power generation, power control, and power distribution solutions, along with sales of power equipment, as well as refurbishment, aftermarket, and specialized engineering and construction services, for both the Company’s own generation assets and those owned by third parties. The segment’s offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure, including power control and distribution capabilities.

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
In making resource allocation decisions, our CODMs primarily consider budget-to-actual variances in Adjusted EBITDA on a monthly basis.
Summarized financial information by business segment is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Solaris Power Solutions	$284.2	$104.9	$571.1	$229.9
Solaris Logistics Solutions	56.9	61.9	185.6	212.6
Total revenues	$341.1	$166.8	$756.7	$442.5

Adjusted EBITDA
Solaris Power Solutions	$127.0	$58.1	$295.2	$135.7
Solaris Logistics Solutions	23.9	17.4	71.9	66.1
Total segment Adjusted EBITDA	$150.9	$75.5	$367.1	$201.8

Capital expenditures
Solaris Power Solutions	$542.4	$61.2	$1,373.9	$386.8
Solaris Logistics Solutions	4.6	1.5	8.0	5.2
Total segment capital expenditures	$547.0	$62.7	$1,381.9	$392.0
Corporate and other capital expenditures	0.2	0.1	0.5	0.3
Consolidated capital expenditures	$547.2	$62.8	$1,382.4	$392.3

The following table presents a reconciliation of total segment Adjusted EBITDA to income before income tax expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment Adjusted EBITDA	$150.9	$75.5	$367.1	$201.8
Depreciation and amortization	(51.5)	(22.4)	(115.8)	(60.8)
Interest expense	(22.9)	(10.2)	(44.6)	(23.5)
Interest income	6.2	1.2	14.4	3.8
Loss on debt extinguishment	—	—	(16.1)	—
Corporate expenses (1)	(14.8)	(7.6)	(39.1)	(26.4)
Stock-based compensation expense	(14.8)	(5.3)	(33.2)	(13.8)
Transaction and acquisition-related costs	(2.1)	(0.3)	(4.1)	(2.1)
Change in Tax Receivable Agreement liability	—	(3.0)	—	(3.0)
Other (2)	(1.9)	1.0	(2.0)	(0.2)
Income before income tax expense	$49.1	$28.9	$126.6	$75.8
(1)Corporate employee salaries and expenses, headquarters office rental, and legal and professional fees.
(2)Credit losses or recoveries, the net effect of loss/gain on disposal of assets and lease terminations and inventory write-offs.
Segment assets are presented below.

	September 30, 2026	December 31, 2025
Segment assets:
Solaris Power Solutions	$4,210.9	$1,341.7
Solaris Logistics Solutions	354.2	349.6
Total segment assets (1)	$4,565.1	$1,691.3
Corporate and other assets (2)	386.3	451.8
Consolidated assets	$4,951.4	$2,143.1
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

Significant segment expenses and other segment items, representing the difference between segment revenue and Adjusted EBITDA, are comprised of the following:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$47.8	$17.1	$71.1	$47.5
Repairs and maintenance	4.6	0.9	16.0	7.2
Equipment rental (1)	7.1	0.8	59.5	0.8
Trucking and mobilizations (2)	18.2	11.0	40.1	49.2
Cost of product sales (3)	33.4	—	37.8	—
Other segment items (4)	46.1	3.2	51.4	9.0
Total segment expenses	$157.2	$33.0	$275.9	$113.7

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Solaris Power Solutions	Solaris Logistics Solutions	Solaris Power Solutions	Solaris Logistics Solutions
Labor cost	$6.8	$11.6	$14.1	$34.9
Repairs and maintenance	3.5	3.4	11.3	9.4
Equipment rental (1)	26.8	—	53.0	—
Trucking and mobilizations (2)	6.9	26.6	10.2	94.1
Other segment items (4)	2.8	2.9	5.6	8.1
Total segment expenses	$46.8	$44.5	$94.2	$146.5
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
(3)Beginning in the third quarter of 2026, cost of product sales are considered a significant expense in the Solaris Power Solutions segment and were previously disclosed in other segment items. The related 2025 expenses were nominal.
(4)Other segment items for Solaris Power Solutions include facilities rental, transportation and freight, subcontractors and other direct costs, professional fees, insurance and other costs, while those for Solaris Logistics Solutions include facilities and equipment rental, fuel, professional fees, insurance and other costs.
4.    Acquisitions
Business Combinations
Omega Acquisition
On September 1, 2026, pursuant to a merger agreement dated September 1, 2026, the Company, through a series of mergers involving its wholly owned merger subsidiaries Odyssey Merger Co. and Omega Acquisition Holdings LLC, indirectly acquired 100% of the outstanding equity interests in Omega Foundation Services LLC (“Omega”) (the “Omega Acquisition”). Omega is a specialized engineering, procurement and construction firm with significant expertise in heavy civil construction across multiple end markets, including large-scale data centers, LNG facilities, industrial projects and government infrastructure. This acquisition extends the Company’s full-cycle power solutions offering, which now includes early-stage site services, front-end plant installation and commissioning services, and electrical substation development.

The Omega Acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary fair value of the total purchase consideration transferred was $275.2 million, consisting of the following amounts:

Amount

Cash consideration	$75.9
Cash paid for Omega's closing cash balance	18.0
Total cash paid at close	93.9
Less settlement of pre-existing accounts payable to Omega	(5.0)
Issuance of 3,599,199 Class A common stock (the "Omega equity consideration")	178.7
Holdback for net working capital adjustment	7.6
Fair value of total purchase consideration transferred	$275.2
The fair value of the Omega equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $49.64 per share.
The equity consideration is subject to contractual sale restrictions, resulting from a lock-up period of 180 days following the acquisition closing date, as stipulated in the lock-up agreements between the seller and the Company. The restrictions on indemnity equity will remain in effect until the respective release dates.
The consideration transferred is preliminary and subject to the post-closing net working capital adjustment provided for in the purchase agreement, which is expected to be finalized within 90 days of the closing date.
The table below outlines the allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of the acquisition date.

Amount
Cash	$18.0
Accounts receivable	96.6
Contract assets	18.6
Prepaid expenses and other current assets	3.6
Property, plant and equipment, net	55.4
Intangible assets - trademarks	13.2
Intangible assets - customer relationships	90.6
Total assets acquired	$296.0

Accounts payable	$21.3
Accrued liabilities	9.8
Contract liabilities	9.5
Long-term debt, current portion	14.4
Long-term debt, net of current portion	19.7
Deferred tax liabilities	57.0
Total liabilities assumed	$131.7

Net assets acquired	164.3

Goodwill	$110.9
Due to the timing of the Omega Acquisition’s completion, the purchase price and related allocation are preliminary and may be revised. Adjustments could arise from changes to the purchase price, additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain identifiable assets acquired and liabilities assumed, contractual relationships, certain working capital items, and residual goodwill. These adjustments to the purchase price allocation could be significant. The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.
The fair value of the acquired property, plant and equipment, net was determined using both the indirect cost approach and market approach. The indirect cost approach involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish fair market value.
The valuation methods used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships and the relief from royalty method for trademarks. Several significant assumptions were involved in the application of these valuation methods, including revenue growth rate, royalty rates, contributory asset charges, probability of renewal curves, discount rates and estimated useful lives of the intangible assets. These identifiable intangible assets have finite lives and are subject to amortization over their estimated useful lives. See Note 8. “Intangible Assets” for more information.
Goodwill of $110.9 million, allocated to the Solaris Power Solutions segment, represents the excess of the purchase consideration over the fair value of identifiable net assets acquired and reflects the assembled workforce and expected growth opportunities from the Omega Acquisition. Of this amount, none is deductible for tax purposes. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment exist.
In connection with the Omega Acquisition, the Company assumed debt of $34.1 million, of which $11.3 million was repaid in full following the closing. See Note 11. “Debt” for more information.
The Company incurred acquisition-related costs of $0.6 million and $0.7 million, respectively, for the Omega Acquisition for the three and nine months ended September 30, 2026. These costs primarily consisted of legal and consulting fees and are included in other operating expenses, net in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2026, the condensed consolidated statements of operations included revenue of $57.9 million and pre-tax income of $9.8 million from the Omega Acquisition.
GESA Acquisition
On July 1, 2026, the Company, through its wholly owned subsidiary Mustang Merger Co., completed the acquisition of 100% of the outstanding equity interests in Global Energy Services Alliance, Inc. (“GESA”), pursuant to a merger agreement dated July 1, 2026 (the “GESA Acquisition”). GESA is a full cycle power generation service provider formed through the combination of Baseload Power, a U.S. provider of power generation aftermarket solutions, and Pro-Per Energy Services, a global provider of power plant installation and operations and maintenance services. This acquisition scales the Company’s in-house capabilities across the full life of a generation asset, spanning front-end plant installation and commissioning, long-term operations, and life-of-asset repair and maintenance.
The GESA Acquisition was accounted for as a business combination using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $263.1 million, consisting of the following amounts:

Amount
Cash consideration	$28.0
Cash paid for GESA's closing cash balance	16.8
Total cash paid at close	44.8
Issuance of 2,880,682 Class A common stock (the "GESA equity consideration")	211.5
Holdback for net working capital adjustment	1.2
Contingent consideration, at closing date fair value	5.6
Fair value of total purchase consideration transferred	$263.1
In October 2026, the Company and the sellers agreed to the final net working capital adjustment under the GESA merger agreement, resulting in a holdback payable to the sellers of $1.2 million. As the adjustment reflects facts and circumstances that existed as of the acquisition date, the $1.2 million is included in the total purchase consideration transferred and is recorded in other current liabilities on the condensed consolidated balance sheets as of September 30, 2026.
The fair value of the GESA equity consideration was determined using the closing price of the Class A common stock on the acquisition date, which was $73.42 per share.

The equity consideration is subject to contractual sale restrictions, resulting from a lock-up period of 180 days following the acquisition closing date, as stipulated in the lock-up agreements between the sellers and the Company. The restrictions on indemnity equity will remain in effect until the respective release dates.
The consideration transferred includes contingent consideration with an acquisition-date fair value of $5.6 million, related to cash held as collateral at foreign banks that was excluded from the closing cash used to calculate the cash consideration paid at close. Under the purchase agreement, the Company is obligated to pay the sellers amounts equal to the collateral released by the banks after the acquisition date. The Company’s obligation is limited to amounts actually released, and the Company has no obligation to pay the sellers if the banks do not release the funds. The maximum undiscounted amount payable is $5.6 million. The collateral is recorded as restricted cash, current portion on the condensed consolidated balance sheets as of September 30, 2026. The fair value of the liability was determined based on the expected timing and amount of collateral releases. This was subsequently paid during the fourth quarter of 2026.
The table below outlines the allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of the acquisition date.

Amount
Cash	$11.3
Restricted cash	5.5
Accounts receivable	24.1
Contract assets	1.9
Prepaid expenses and other current assets	2.9
Inventories	13.3
Property, plant and equipment, net	6.6
Operating lease right-of-use assets	10.1
Intangible assets - trademarks	14.9
Intangible assets - customer relationships	93.1
Total assets acquired	$183.7

Accounts payable	$3.3
Accrued liabilities	7.2
Operating lease liabilities	10.1
Long-term debt, current portion	18.1
Long-term debt, net of current portion	0.6
Deferred tax liabilities	50.8
Total liabilities assumed	$90.1

Net assets acquired	93.6

Goodwill	$169.5
Due to the timing of the GESA Acquisition’s completion, the allocation of the purchase consideration is preliminary and may be revised. Adjustments could arise from additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain identifiable intangible assets acquired, deferred income taxes, and residual goodwill. These adjustments to the purchase price allocation could be significant. The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.

The fair value of the acquired property, plant and equipment, net was determined using both the indirect cost approach and market approach. The indirect cost approach involved estimating the replacement cost of the assets and adjusting this amount for their age, condition and utility. The market approach was also considered, analyzing recent transactions of comparable property and equipment to establish fair market value.
The valuation methods used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships and the relief from royalty method for trademarks. Several significant assumptions were involved in the application of these valuation methods, including revenue growth rate, royalty rates, contributory asset charges, probability of renewal curves, discount rates and estimated useful lives of the intangible assets. These identifiable intangible assets have finite lives and are subject to amortization over their estimated useful lives. See Note 8. “Intangible Assets” for more information.
Goodwill of $169.5 million, allocated to the Solaris Power Solutions segment, represents the excess of the purchase consideration over the fair value of identifiable net assets acquired and reflects the assembled workforce and expected growth opportunities from the GESA Acquisition. Of this amount, none is deductible for tax purposes. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment exist.
In connection with the GESA Acquisition, the Company assumed debt of $18.7 million, of which $2.7 million was repaid in full following the closing. See Note 11. “Debt” for more information.
In connection with the GESA Acquisition, the Company incurred acquisition-related costs of $0.2 million and $1.0 million, respectively, for the three and nine months ended September 30, 2026. These costs primarily consisted of legal, valuation, consulting and financing fees and are included in other operating expenses, net in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2026, the condensed consolidated statements of operations included revenue of $89.9 million and pre-tax income of $17.0 million from the GESA Acquisition.
HVMVLV Acquisition
On August 15, 2025, the Company completed the acquisition of 100% of the outstanding equity interests in HVMVLV, LLC (“HVMVLV”), a specialty provider of power control and distribution solutions, for total purchase consideration of $59.7 million (the “HVMVLV Acquisition”). The HVMVLV Acquisition was accounted for as a business combination using the acquisition method of accounting, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Pro Forma Information
The tables below reflect pro forma revenues and net income for the three and nine months ended September 30, 2026 and 2025, as if the Omega Acquisition and the GESA Acquisition each occurred on January 1, 2025. Because the HVMVLV Acquisition closed during the third quarter of 2025, the Company’s reported results for the three and nine months ended September 30, 2025 include HVMVLV only from the acquisition date. The Company has included HVMVLV in the pro forma information below so that the 2025 comparative periods reflect HVMVLV for the full period, on the same basis as the Omega Acquisition and the GESA Acquisition. The tables below reflect pro forma revenues and net income for the three and nine months ended September 30, 2025, as if the HVMVLV Acquisition occurred on January 1, 2024. The “Pro forma Solaris and HVMVLV” amounts represent the Company’s results as reported for the 2025 periods, including the Company’s own revenue and net income, combined with HVMVLV’s results for the period before the acquisition date. HVMVLV is included in the Company’s reported results for the full three and nine months ended September 30, 2026, so no HVMVLV pro forma adjustment is reflected in the 2026 periods.
The pro-forma results include non-recurring adjustments to remove the acquisition-related costs described above from the three and nine months ended September 30, 2026, and the inclusion of those costs in the corresponding 2025 periods. These unaudited pro forma amounts are not necessarily indicative of the actual results that would have been achieved during the periods presented, nor do they predict future performance.

	Three Months Ended September 30, 2026
	As Reported	Pro Forma	Pro Forma	Pro Forma
unaudited	Solaris	GESA	Omega	Combined
Revenue	$341.1	$—	$126.9	$468.0
Net income	$39.3	$1.4	$12.5	$53.2

	Three Months Ended September 30, 2025
	As Reported	Pro forma	Pro Forma	Pro Forma	Pro Forma
unaudited	Solaris	HVMVLV	GESA	Omega	Combined
Revenue	$166.8	$17.3	$18.8	$42.4	$245.3
Net income	$24.8	$1.3	$(1.6)	$1.0	$25.5

	Nine Months Ended September 30, 2026
	As Reported	Pro Forma	Pro Forma	Pro Forma
unaudited	Solaris	GESA	Omega	Combined
Revenue	$756.7	$96.3	$396.4	$1,249.4
Net income	$96.6	$1.5	$87.6	$185.7

	Nine Months Ended September 30, 2025
	As Reported	Pro forma	Pro Forma	Pro Forma	Pro Forma
unaudited	Solaris	HVMVLV	GESA	Omega	Combined
Revenue	$442.5	$41.5	$57.7	$118.8	$660.5
Net income	$61.9	$12.2	$(12.5)	$10.4	$72.0
Asset Acquisition
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
In connection with the Genco Acquisition, the Company assumed certain debt obligations of Genco and incurred new debt obligations to facilitate the closing of the acquisition, all of which were fully repaid and terminated during the second quarter of 2026. See Note 11. “Debt,” including “Debt Extinguishment” for more information.

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
(d) Use of Estimates
The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Beginning in the third quarter of 2026, significant estimates also include the estimated total costs to complete contracts for which revenue is recognized over time using a cost-to-cost method. Actual results could differ from those estimates.

(e) Restricted Cash
Restricted cash primarily consists of amounts held in a money market account at a financial institution that serve as collateral for outstanding standby letters of credit. The Company does not have the right to access or withdraw these funds while the related letters of credit remain outstanding. Interest earned on the account is not subject to these restrictions.
Restricted cash that is expected to be available for use within one year of the balance sheet date is classified as a current asset. Restricted cash that is not expected to be available for use within one year from the balance sheet date is classified as a non-current asset.
As of September 30, 2026, the Company had restricted cash of $92.5 million held as collateral for outstanding standby letters of credit (see Note 18. “Commitments and Contingencies”).
Restricted cash is included with cash and cash equivalents in the accompanying condensed consolidated statements of cash flows. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$399.5	$353.3
Restricted cash, current portion	6.0	—
Restricted cash, net of current portion	92.5	—
Cash, cash equivalents and restricted cash	$498.0	$353.3
(f) Accounts Receivable, Contract Assets and Related Allowances
Accounts Receivable
Accounts receivable consist of trade receivables and operating lease receivables and are stated at the net amount expected to be collected. Trade receivables represent amounts billed to customers, or for which the Company’s right to consideration is unconditional, under contracts accounted for under ASC 606. Operating lease receivables represent amounts due from lessees under ASC 842. Accounts receivable are presented net of allowances for credit losses and uncollectible accounts, as applicable.
Contract Assets
Contract assets arise under ASC 606 and represent the Company’s right to consideration for goods or services already transferred when that right is conditioned on something other than the passage of time. On construction contracts, contract assets represent costs and estimated earnings in excess of billings. Contract assets are reclassified to accounts receivable when the right to consideration becomes unconditional, generally upon invoicing.
Trade Receivables and Contract Assets - Credit Losses
Trade receivables and contract assets are evaluated for impairment under ASC 326, Financial Instruments – Credit Losses, using the current expected credit losses (“CECL”) methodology. The Company has elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of these assets when developing reasonable and supportable forecasts.
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
The expense associated with the provision for credit losses on trade receivables and contract assets is recognized in other operating expenses, net in our condensed consolidated statements of operations. Accounts deemed uncollectible are written off against the allowance when our customers’ financial condition deteriorates, impairing their ability to make payments, such as upon customer bankruptcies. Subsequent recoveries, if any, are credited to the allowance.
Operating Lease Receivables
Collectability of lease payments is assessed at lease commencement and reassessed throughout the lease term. At lease commencement, the Company may collect one or more months’ rent in advance, which serve as collateral to mitigate credit risk. If collectability of substantially all lease payments is probable at lease commencement, leasing revenue is recognized on a straight-line basis over the lease term, and the Company records an allowance for uncollectible operating lease receivables, as necessary, in accordance with ASC 450, Contingencies. The allowance is based on historical loss experience, current customer-specific conditions, and relevant economic factors without incorporating forward-looking expected losses under CECL. If collectability of substantially all lease payments is not probable, leasing revenue is recognized on a cash basis.
The following table presents activity related to our allowance for credit losses and uncollectible operating lease receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$0.7	$1.1	$1.7	$1.3
Provision for (recovery of) credit losses, net	1.0	0.3	0.6	0.9
Provision for uncollectible operating lease receivables	—	0.1	0.2	0.1
Write-offs	—	—	(0.8)	(0.8)
Balance at end of period	$1.7	$1.5	$1.7	$1.5
The Company’s contract assets, including accrued (unbilled) revenue, are also within the scope of ASC 326. Management evaluated these balances for expected credit losses as of September 30, 2026 and did not identify any customer disputes, credit deterioration, or other factors indicating an expected loss; accordingly, no allowance for credit losses was recorded against the Company’s contract assets.
Retainage receivable is assessed separately because retainage arises from contractual holdbacks pending project completion and satisfaction of lien-release requirements, rather than from collectability concerns, and is not associated with customer disputes or credit deterioration. As of September 30, 2026, management estimated no expected credit loss on the Company’s retainage receivable.
Accounts receivable retainage of $0.6 million at September 30, 2026 relates to amounts withheld by customers under contractual retention provisions pending completion of the related projects and satisfaction of applicable lien-release requirements. Management does not expect any portion of the retainage receivable to be collected more than one year from the condensed consolidated balance sheet date. There was no accounts receivable retainage recorded as of December 31, 2025.
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

Useful Life
Equipment held for lease
Power Generation - Turbine	25 years
Power Generation - Turbine engine core	30,000 fired hours
Power Generation - Ancillary equipment	3 - 20 years
Power control and distribution equipment	15 years

Property, plant and equipment
Oil and gas logistics equipment	5 - 15 years
Machinery and equipment	3 - 12 years
Construction equipment	7 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 10 years
Vehicles	3 - 5 years
Buildings and leasehold improvements	15 years
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
(h) Inventories
Inventories consist of raw materials, work in process, finished goods, and parts and supplies. Inventories managed in the Company’s Solaris Logistics Solutions segment primarily consist of raw materials used in the manufacturing and maintenance of the Company’s oil and gas logistics equipment, which is used to provide services to customers. Inventories managed in the Company’s Solaris Power Solutions segment primarily consist of maintenance spare parts for equipment held for lease, parts and supplies used in refurbishment, repair, and operations and maintenance services, and equipment held for sale, including refurbished equipment and balance-of-plant equipment such as transformers and breakers.
Inventories are stated at the lower of weighted-average cost or net realizable value. Net realizable value is determined based on the expected utility of the inventory in the Company’s operations and considers factors such as inventory quality, excess quantities, obsolescence, and expected usage levels in our manufacturing, maintenance and service processes. Inventory expected to be used beyond 12 months is classified as non-current on the Company’s condensed consolidated balance sheets. Inventory write-downs to net realizable value, including for obsolete inventory, are recorded in cost of services, cost of leasing revenue or cost of product sales, as applicable.
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Parts and supplies	$17.0	$5.9
Raw materials	35.2	9.8
Total inventories	$52.2	$15.7
Less: non-current portion of inventories	(1.5)	(1.3)
Inventories, current portion	$50.7	$14.4

Prepaid expense and other current assets as of September 30, 2026 included $28.2 million of advance payments to suppliers for equipment the Company intends to sell. The Company had not obtained control of this equipment as of that date, and the advances are therefore excluded from inventories. The Company will reclassify these amounts to inventories when control of the equipment transfers to the Company. The Company had no such advances as of December 31, 2025.
(i) Goodwill
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
The Company assesses goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If such conditions are identified, the Company then performs a quantitative analysis, comparing the fair value of the reporting unit to its carrying amount to assess for impairment. There were no goodwill impairment losses recognized in the three and nine months ended September 30, 2026 and 2025.
The following table presents the changes in the carrying amount of goodwill by reportable segment.

	Solaris Power Solutions	Solaris Logistics Solutions	Total
Balance at December 31, 2025	$92.4	$13.0	$105.4
Acquisition of GESA	169.5	—	169.5
Acquisition of Omega	110.9	—	110.9
Balance at September 30, 2026	$372.8	$13.0	$385.8
(j) Investments
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
(k) Convertible Notes
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
(l) Revenue
The Company’s revenue consists of service revenue and product sales, which are accounted for under ASC 606, and leasing revenue, which is accounted for under ASC 842.
Service Revenue
Service revenue is derived from services related to the Company’s mobile proppant and fluid management systems (“Systems”), last mile logistics management services and ancillary equipment, and construction services and operations and maintenance services. Service revenue also includes non-lease installation, commissioning, mobilization, fuel and other services, whether provided under standalone contracts or included in leasing arrangements.
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
Construction Services
Through Omega, acquired on September 1, 2026, the Company provides engineering, procurement, and construction services, primarily under fixed-price contracts and, in certain cases, time-and-materials (“T&M”) contracts. Each project is generally a single performance obligation satisfied over time, and customers are billed in installments as provided in the contract. Revenue on fixed-price contracts is recognized over time using a cost-to-cost input method, measured by costs incurred to date relative to estimated total costs for each project. Changes in estimated costs, change orders and claims are recognized in the period determined on a cumulative catch-up basis, and provisions for estimated losses on uncompleted contracts are recognized in the period the loss is determined. Contract modifications are generally accounted for as part of the existing contract. Revenue on T&M contracts is recognized over time as labor hours and materials are incurred. Warranties are assurance-type and are accrued as part of the estimated cost to complete each contract.
Operations, Maintenance, Installation and Commissioning Services
Through GESA, acquired on July 1, 2026, the Company provides installation and commissioning, operations and maintenance, and repair and field services to third parties. Operations and maintenance services are a series of distinct services recognized over time as the services are performed. Installation, commissioning and repair services on customer-owned equipment are recognized over time as the customer controls the asset as it is serviced.
Deferred Contract Costs
The Company capitalizes costs incurred to fulfill a contract in accordance with ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, including civil infrastructure, site preparation, design and engineering costs, when the costs relate directly to a contract, generate or enhance resources that will be used to satisfy future performance obligations, and are expected to be recovered. These costs relate to non-lease components of a leasing arrangement for which the lease has not yet commenced, and are expensed as cost of services when the related performance obligation is satisfied. As of September 30, 2026, deferred contract costs were $22.7 million. No amortization or impairment was recognized during the three and nine months ended September 30, 2026.
Product Sales
Product sales consist of the sale of equipment, including equipment that the Company sources and, in certain cases, refurbishes before sale, and balance-of-plant equipment such as transformers and breakers. Product sales revenue is recognized at the point in time control of the goods transfers to the customer. Control generally transfers upon the delivery, at which time the customer has legal title and physical possession, the Company has a present right to payment, and the significant risks and rewards of ownership have transferred to the customer.

Contract Balances
The following table presents the balances arising from contracts with customers under ASC 606:

	September 30, 2026	December 31, 2025
Accounts receivable from contracts with customers	$217.5	$64.3
Contract assets	46.0	11.7
Contract liabilities - current	87.0	—
Accounts receivable on the condensed consolidated balance sheets also include operating lease receivables of $66.6 million and $27.1 million as of September 30, 2026 and December 31, 2025, respectively.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets represent the Company’s right to consideration for goods or services already transferred when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or has billed the customer under the terms of the contract, and are classified as current because the related revenue is expected to be recognized within twelve months.
Contract assets increased primarily due to the timing of billings on service contracts and balances of $20.5 million assumed in the Omega and GESA acquisitions. Contract liabilities increased primarily due to an advance payment of $61.5 million received from a customer for an equipment sale and balances of $9.5 million assumed in the Omega acquisition. See Note 4, “Acquisitions” for balances acquired. There was no contract liability balance at December 31, 2025 and accordingly no revenue recognized during the nine months ended September 30, 2026 was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
Leasing Revenue
At commencement, the Company classifies leases in which it is the lessor as operating or sales-type leases. A lease is classified as a sales-type lease if it meets any of the criteria in ASC 842, including a transfer of ownership, a purchase option the lessee is reasonably certain to exercise, a lease term for the major part of the asset’s remaining economic life, or lease payments that equal or exceed substantially all of the asset’s fair value. All other leases are classified as operating leases.
Operating leases
Leasing revenue is recognized on a straight-line basis over the lease term, reflecting the consumption of benefits derived from the leased assets. Lease payments are fixed throughout the lease term. Leasing arrangements may be renewed, subject to price negotiations with customers.
Sales-Type Leases
At commencement, the Company derecognizes the underlying asset and recognizes a net investment in the lease, measured at the present value of the lease payments and residual value discounted at the rate implicit in the lease. Any difference between the net investment and the carrying amount of the underlying asset is recognized as selling profit or loss at commencement. No selling profit or loss has been recognized to date because the carrying amount of the underlying assets equaled their fair value at commencement. Interest income on the net investment is recognized over the lease term and is included in leasing revenue. The net investment in sales-type leases is included in other assets on the condensed consolidated balance sheets. Sales-type leases were not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026.
Lease and Non-Lease Components
Certain contracts contain lease and non-lease components. The Company allocates the consideration in the contract between components based on their relative stand-alone selling prices, except for contracts for which it has elected the practical expedient to account for lease and non-lease components as a single lease component. Consideration allocated to the lease component is recognized as leasing revenue. Non-lease components that transfer a distinct service to the customer are accounted for under ASC 606 and included in service revenue.
Future minimum lease payments to be received under our long-term lessor arrangements as of September 30, 2026, including payments from leases that have already commenced and leases that will commence in the future based on estimated commencement dates, were as follows:

Year Ending December 31,	Future Lease Payments to be Received
2026 (remainder of)	$127.5
2027	801.0
2028	820.6
2029	805.0
2030	800.8
Thereafter	3,396.6
Total	$6,751.5
Lease classification is determined at lease commencement. Accordingly, the amounts above include payments under leases that have not yet commenced, which have not been classified as operating or sales-type leases. Also included in the amounts above are undiscounted payments of $42.1 million under leases that commenced in the third quarter of 2026 and were classified as sales-type leases, which are expected to be received as follows: $1.1 million in the remainder of 2026, $4.3 million in each of the years ending December 31, 2027 through 2030, and $23.8 million thereafter.
Disaggregation of Revenue
We categorize revenue from contracts with customers by revenue-generating activity, in alignment with our two reportable segments. This includes service revenue and product sales recognized under ASC 606 and leasing revenue recognized under ASC 842. The table below presents information on our disaggregated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Solaris Power Solutions
Leasing revenue	$90.6	$82.4	$301.7	$183.4
Service revenue	142.3	22.2	214.8	45.0
Product sales	51.3	0.3	54.6	1.5
Solaris Logistics Solutions
Service revenue	56.9	61.9	185.6	212.6
Total revenue	$341.1	$166.8	$756.7	$442.5
Sublease income totaled $0.3 million and $38.1 million for the three months ended September 30, 2026 and 2025, respectively, and $72.8 million and $74.3 million for the nine months ended September 30, 2026 and 2025, respectively. Sublease income is included in leasing revenue in the condensed consolidated statements of operations.
Deferred Revenue
Deferred revenue consists of advance lease payments received from lessees under ASC 842 and is recognized as leasing revenue over the lease term. Customer advances under ASC 606 are presented separately as contract liabilities. Deferred revenue is classified as current or non-current based on when the related revenue is expected to be recognized.

6.    Equipment Held for Lease
Equipment held for lease, used in the Company’s capacity as lessor, consists of the following:

	September 30, 2026	December 31, 2025
Power Generation - Turbine	$1,079.4	$376.3
Power Generation - Turbine engine core	470.8	140.5
Power Generation - Ancillary equipment	111.0	68.3
Power control and distribution equipment	52.3	47.4
Construction in progress	1,303.6	481.3
Equipment held for lease, gross	$3,017.1	$1,113.8
Less: accumulated depreciation	(102.2)	(39.7)
Equipment held for lease, net	$2,914.9	$1,074.1
Construction in progress includes deposits, progress payments, and accrued billings for turbines and other equipment that have not yet been delivered. Depreciation commences once the assets are placed in service or ready for their intended use, which occurs upon delivery and commissioning of the applicable equipment.
During the nine months ended September 30, 2026, construction in progress increased significantly primarily due to turbine equipment acquired in connection with the Genco Acquisition and the NovaLT16 Turbine Acquisition. See Note 4. “Acquisitions” and Note 18. “Commitments and Contingencies” for additional information.
For the three months ended September 30, 2026 and 2025, we incurred total interest cost of $37.6 million and $13.5 million, of which $14.7 million and $3.2 million was recognized as capitalized interest, respectively. For the nine months ended September 30, 2026 and 2025, we incurred total interest cost of $76.7 million and $33.5 million, of which $32.1 million and $10.1 million was recognized as capitalized interest, respectively.
Depreciation expense on equipment held for lease was $24.1 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively, and $63.0 million and $23.2 million for the nine months ended September 30, 2026 and 2025, respectively.
7.    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2026	December 31, 2025
Oil and gas logistics equipment	$455.8	$455.9
Logistics equipment in process	16.2	10.5
Vehicles	34.5	13.1
Machinery and equipment	12.2	8.7
Construction equipment	55.2	—
Buildings	7.1	4.9
Computer hardware and software	5.8	5.0
Land	1.8	0.6
Furniture and fixtures	4.1	1.4
Property, plant and equipment, gross	$592.7	$500.1
Less: accumulated depreciation	(272.0)	(228.9)
Property, plant and equipment, net	$320.7	$271.2
Depreciation expense on property, plant, and equipment was $10.0 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively, and $29.0 million and $28.4 million for the nine months ended September 30, 2026 and 2025, respectively.

8.    Intangible Assets
Identifiable intangible assets consist of the following.

	Gross	Accumulated Amortization	Net Book Value
As of September 30, 2026:
Customer relationships	$265.4	$(33.7)	$231.7
Trademarks	36.1	(4.5)	31.6
Covenant not to compete	0.5	(0.2)	0.3
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$302.1	$(38.5)	$263.6

As of December 31, 2025:
Customer relationships	$66.0	$(12.5)	$53.5
Trademarks	8.0	(2.1)	5.9
Covenant not to compete	0.5	(0.1)	0.4
Software & patents	0.1	(0.1)	—
Total identifiable intangibles	$74.6	$(14.8)	$59.8
In connection with the Omega Acquisition, the Company recognized a customer relationship intangible asset of $90.6 million at fair value and a trademark intangible asset of $13.2 million at fair value, for total acquired intangible assets of $103.8 million. The customer relationships and trademarks are amortized over estimated useful lives of 20.3 years and 4.3 years, respectively, based on the expected pattern of future cash flows associated with the intangible assets. The weighted-average amortization period for the acquired intangible assets in total is 18.3 years. See Note 4. “Acquisitions” for additional information.
In connection with the GESA Acquisition, the Company recognized a customer relationship intangible asset of $93.1 million at fair value and a trademark intangible asset of $14.9 million at fair value, for total acquired intangible assets of $108.0 million. The customer relationship and trademark are amortized over estimated useful lives of 20.5 years and 4.5 years, respectively, based on the expected pattern of future cash flows associated with the intangible assets. The weighted-average amortization period for the acquired intangible assets in total is 18.3 years. See Note 4. “Acquisitions” for additional information.
In connection with the Genco Acquisition, the Company recognized a customer relationship intangible asset of $15.7 million at fair value. This intangible is amortized over an estimated useful life of five years based on the expected pattern of future cash flows associated with the asset. See Note 4. “Acquisitions” for additional information.
Amortization expense on intangible assets was $17.4 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $23.7 million and $9.3 million, respectively, for the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, estimated annual amortization expense is as follows:

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder of)	$30.6
2027	62.4
2028	46.6
2029	35.1
2030	27.2
Thereafter	61.7
Total estimated amortization expense	$263.6

9.    Investments
The Company holds the following investments that do not have readily determinable fair values and are accounted for under the measurement alternative in ASC 321:

Investment	September 30, 2026
SISU SPV, LLC	$12.8
Deployable Energy Limited SAFE	5.0
Total	$17.8
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
SISU is a VIE for which the Company is not the primary beneficiary, and therefore the Company does not consolidate SISU (see Note 2. “Variable Interest Entities”).
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
10.    Accrued Liabilities
Accrued liabilities consist of the following.

	September 30, 2026	December 31, 2025
Equipment held for lease	$26.4	$36.0
Employee related expenses	30.9	17.0
Selling, general and administrative	13.2	1.6
Operational cost accruals	23.9	10.0
Taxes payable	2.9	1.3
Interest payable	31.3	1.7
Total accrued liabilities	$128.6	$67.6

11.    Debt
Below is an overview of our outstanding debt.

	September 30, 2026	December 31, 2025
6.375% Senior Notes due 2031	$1,300.0	$—
Stateline Term Loan	408.2	186.0
Equipment financing	37.9	—
Less: unamortized debt financing costs	(30.2)	(2.0)
Total debt, net of debt financing costs	$1,715.9	$184.0
Less: current portion of debt	(44.3)	(4.0)
Long-term debt	$1,671.6	$180.0
6.375% Senior Notes due 2031
On May 12, 2026, Solaris LLC issued $1.3 billion aggregate principal amount of 6.375% Senior Notes due 2031 (the “2031 Senior Notes”) at par in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The offering resulted in net proceeds of $1.28 billion after deducting the initial purchasers’ discount of $19.5 million and other offering expenses of $3.3 million. Interest accrues at a rate of 6.375% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The 2031 Senior Notes mature on May 15, 2031.
The 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and the Subsidiary Guarantors. The 2031 Senior Notes and related guarantees are structurally senior to the Company’s 4.75% Convertible Senior Notes due 2030 and 0.25% Convertible Senior Notes due 2031 (collectively, the “Convertible Notes,” see Note 12. “Convertible Notes”) to the extent of the guarantees by the Subsidiary Guarantors and rank senior in right of payment to the corresponding subordinated Intercompany Convertible Notes issued by Solaris LLC to the Company in aggregate principal amounts equal to the outstanding amounts under the Convertible Notes. Prior to May 15, 2028, Solaris LLC may redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes with the net proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. Solaris LLC may also redeem all or a portion of the 2031 Senior Notes prior to May 15, 2028 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest. On or after May 15, 2028, the 2031 Senior Notes are redeemable at specified prices plus accrued and unpaid interest.
Upon the occurrence of a change of control triggering event, Solaris LLC is required to offer to repurchase the 2031 Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. If Solaris LLC receives certain contract termination payments and does not use the proceeds for certain specified purposes, Solaris LLC is required to offer to use certain net proceeds therefrom to repurchase the 2031 Senior Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2031 Senior Notes contains customary affirmative and negative covenants, including limitations on the ability of Solaris LLC and its restricted subsidiaries to incur additional indebtedness, make restricted payments, sell assets, make investments, create liens, enter into affiliate transactions, and engage in mergers or transfers of substantially all assets. The indenture also contains customary events of default.
The net proceeds from the offering were used to repay in full certain outstanding borrowings that were terminated concurrently with the closing of the offering and to pay related fees and expenses. The remaining proceeds are available for general corporate purposes, including growth capital expenditures. See “Debt Extinguishment” below for additional information regarding debt extinguishment.
In connection with the issuance of the 2031 Senior Notes, the Company incurred total debt financing costs of $27.9 million, consisting of the initial purchasers’ discount of $19.5 million, other offering expenses of $3.3 million, and $5.1 million of third-party costs that were paid separately and not deducted from the offering proceeds. These costs are recorded as a direct deduction from the carrying amount of the 2031 Senior Notes and are amortized to interest expense using the effective interest method over the term of the 2031 Senior Notes. The effective interest rate on the 2031 Senior Notes is 6.9%.

Interest incurred on the 2031 Senior Notes was $20.7 million and $31.8 million, respectively, for the three and nine months ended September 30, 2026, of which $7.5 million and $9.4 million, respectively, was capitalized as part of the cost of qualifying assets under ASC 835-20. The remaining $13.2 million and $22.4 million, respectively, was recognized as interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
As of September 30, 2026, the carrying amount of the 2031 Senior Notes was $1.27 billion, consisting of $1.3 billion aggregate principal amount less $26.1 million of unamortized debt financing costs. The fair value of the 2031 Senior Notes, which is fixed-rate debt, is estimated based on quoted market prices of the notes in active markets. The fair value was $1.2 billion as of September 30, 2026, and is classified as Level 1 within the fair value hierarchy under ASC 820.
Revolving Credit Facility
On May 12, 2026, Solaris LLC, as borrower, and the Company, as parent, entered into a credit agreement (the “Credit Agreement”) with MUFG Bank, Ltd., as administrative agent, CSC Delaware Trust Company, as collateral agent, and the lenders party thereto. As of September 30, 2026, the Credit Agreement provided for a $650.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), with a $150.0 million letter of credit sublimit. The Revolving Credit Facility permitted Solaris LLC to increase the total commitments by up to $200.0 million, subject to certain conditions, which incremental capacity was exercised in full on October 1, 2026, as described below.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.5% to 3.5% or (ii) the Base Rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on Solaris LLC’s total net leverage ratio. The applicable margin is subject to adjustment on a quarterly basis. Solaris LLC is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolving Credit Facility, as well as letter of credit fees equal to the applicable SOFR margin.
The Revolving Credit Facility matures on May 12, 2031, subject to certain springing maturity provisions. Obligations under the Revolving Credit Facility are guaranteed by the Company and its existing and future restricted subsidiaries, other than certain excluded subsidiaries, and are secured by a first-priority security interest in substantially all assets of Solaris LLC and the subsidiary guarantors, subject to customary exceptions, and by a pledge by the Company of its equity interests in Solaris LLC. The obligations rank effectively senior to the Company’s and its subsidiaries’ unsecured senior indebtedness to the extent of the value of the collateral, are structurally senior to the Convertible Notes to the extent of the guarantees of the subsidiary guarantors, and rank senior in right of payment to the Intercompany Convertible Notes.
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
As of September 30, 2026, the Company was in compliance with all covenants contained in the Credit Agreement.
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
In connection with entering into the Credit Agreement, the Company incurred debt financing costs of $9.9 million, which are presented as a non-current asset and are being amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility. As of September 30, 2026, the related unamortized debt financing costs were $9.1 million.
As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility. Standby letters of credit with an aggregate face amount of $125.0 million had been issued under the letter of credit sublimit, resulting in $525.0 million of availability under the Revolving Credit Facility. These letters of credit are secured under the collateral package for the Revolving Credit Facility and are not separately cash-collateralized. The Company also maintains a separate cash-collateralized standby letter of credit arrangement with MUFG Bank, Ltd. which is not part of the Revolving Credit Facility (see Note 18. “Commitments and Contingencies”).
On October 1, 2026, the Company entered into a first Amendment to the Credit Agreement to, among other things, increase the aggregate revolving commitments under the Revolving Credit Facility by $200.0 million, from $650.0 million to $850.0 million. See Note 20. “Subsequent Events” for additional information.
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
As of September 30, 2026, outstanding advances totaled $408.2 million, of which $18.7 million was classified as current. Debt financing costs of $5.8 million were incurred at inception. Of this amount, $4.6 million was allocated to advances drawn as of September 30, 2026, recorded as a direct deduction from the carrying amount of the loan and amortized over the respective loan terms using the effective interest method. The remaining $1.2 million was deferred as of September 30, 2026 and recognized as a non-current asset pending allocation to future advances.
Interest cost of $9.8 million and $22.9 million, respectively, was incurred for the three and nine months ended September 30, 2026, of which $5.9 million and $17.9 million, respectively, was capitalized as part of the cost of qualifying assets under ASC 835-20. The remaining $3.9 million and $5.0 million, respectively, for the three and nine months ended September 30, 2026, was recognized as interest expense in the condensed consolidated statements of operations. The carrying amount of the Stateline Term Loan approximated its fair value as of September 30, 2026, due to its variable interest rate that reflects current market conditions. The fair value measurement is classified within Level 2 of the fair value hierarchy under ASC 820.

Equipment Financing
In connection with the Omega Acquisition, the Company acquired $22.9 million of equipment financing agreements. The Company acquired $16.0 million of debt in connection with the GESA Acquisition, primarily related to equipment financing agreements. These financing agreements bear interest at various rates ranging from 0.0% to 16.5% per annum and payable in monthly installments. These financing agreements mature beginning in the first quarter of 2027 through April 2031 and are secured by the underlying financed equipment. The Company concluded that the carrying value of this debt approximates its acquisition-date fair value based on the instruments’ stated rates, remaining terms, and collateral, as compared to current market borrowing terms for similar financings.
Repayment of Assumed Debt
The Company assumed certain debt in connection with the Omega Acquisition in the amount of $11.3 million, which the Company subsequently repaid in full following the closing. The fair value recognized for this debt at the acquisition date approximated its carrying amount, and thus no extinguishment gain or loss was recognized for the subsequent repayment. The Company acquired a $2.7 million line of credit in connection with the GESA Acquisition, which the Company subsequently repaid in full following the closing. The fair value recognized for this debt at the acquisition date approximated its carrying amount, and thus no extinguishment gain or loss was recognized for the subsequent repayment. The repayments are included in “Repayments of debt financing” on the condensed consolidated statements of cash flows.
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

On May 12, 2026, concurrently with the issuance of the 2031 Senior Notes, the Company used a portion of the net proceeds of the 2031 Senior Notes to repay in full and terminate the Bridge Term Loan, the Stonebriar Term Loan, and the Caterpillar Term Loans (collectively, the “Prior Term Loans”), which had an aggregate outstanding principal balance of $463.9 million. All liens and security interests securing the Prior Term Loans were released upon termination. These repayments resulted in a $14.8 million loss on debt extinguishment, primarily consisting of prepayment and termination fees and the write-off of unamortized debt financing costs.
The Company recognized losses on debt extinguishment of $16.1 million during the nine months ended September 30, 2026, presented as “Loss on debt extinguishment” in the condensed consolidated statements of operations.

Payments of Debt Obligations Due by Period
The following table presents the scheduled future principal maturities of long-term debt as of September 30, 2026, consisting of the 2031 Senior Notes, Stateline Term Loan, equipment financing, and Convertible Notes:

Year Ending December 31,	Principal Repayments of Long-term Debt	Principal Repayments of Convertible Notes
2026 (remainder of)	$2.5	$—
2027	57.1	—
2028	62.9	—
2029	56.0	—
2030	54.8	155.0
Thereafter	1,512.8	747.5
Total future principal debt payments	$1,746.1	$902.5
The expected future principal maturities of the Stateline Term Loan are based solely on the outstanding principal balance of $408.2 million as of September 30, 2026, and assumed conversion dates in 2026 and 2027. Actual maturities may vary based on timing of conversions and any prepayments.
On October 1, 2026, the Company issued $1.25 billion aggregate principal amount of 7.0% Senior Notes due 2032. The notes are not reflected in the table above. See Note 20. “Subsequent Events” for additional information.
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
During each of the three months ended December 31, 2025, March 31, 2026 and June 30, 2026, the last reported sale price of the Company’s Class A common stock exceeded 130% of the $26.39 conversion price for the 2030 Notes for at least 20 trading days in the relevant observation period. As a result, the conversion condition was met, and the 2030 Notes were convertible at the holders’ option during the nine months ended September 30, 2026. The Company did not receive any conversion requests from holders during the nine months ended September 30, 2026, and no conversions of the 2030 Notes occurred or were settled during the period. Upon conversion, the Company may elect to settle the 2030 Notes in cash, shares of Class A common stock, or a combination of both, subject to the terms of the respective supplemental indentures.
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

The effective interest rate is 5.6% for the 2030 Notes and 0.7% for the 2031 Notes. A summary of the interest expense, discount amortization, deferred debt financing costs amortization, and capitalized interest related to the Convertible Notes for the three and nine months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest expense	$2.3	$6.9
Debt financing costs amortization	1.1	3.4
Less: capitalized interest	(1.2)	(4.4)
Convertible Notes interest expense, net	$2.2	$5.9
The net carrying amount of the 2030 Notes and 2031 Notes were as follows:

	September 30, 2026	December 31, 2025
2030 Notes:
Principal (par value)	$155.0	$155.0
Unamortized debt financing costs	(4.4)	(5.2)
Net carrying amount	$150.6	$149.8

2031 Notes:
Principal (par value)	$747.5	$747.5
Unamortized debt financing costs	(14.2)	(16.9)
Net carrying amount	$733.3	$730.6
The Company estimates the fair value of the Convertible Notes using Level 1 inputs based on quoted market prices of the notes in active markets. As of September 30, 2026, the fair value of the 2030 Notes and 2031 Notes was $443.6 million and $1.1 billion, respectively.
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
Recurring Fair Value Measurements
As of September 30, 2026, the Company held money market funds of $100.7 million, of which $8.2 million is included in cash and cash equivalents and $92.5 million is included in restricted cash (non-current) in the condensed consolidated balance sheets. Money market funds are valued using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy.
The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2026, and no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2025.

Nonrecurring Fair Value Measurements
The Company’s nonrecurring fair value measurements primarily relate to assets acquired and liabilities assumed in connection with business combinations. In 2025 and the third quarter of 2026, the Company completed business combinations in which the acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition date.
The Omega Acquisition completed on September 1, 2026 and GESA Acquisition completed on July 1, 2026 were each accounted for as business combinations under ASC 805, and accordingly the acquired assets and assumed liabilities were recognized at their acquisition-date fair values, with the excess of consideration transferred over the fair value of identifiable net assets acquired recognized as goodwill. The customer relationship intangible assets recognized in connection with the Omega and GESA acquisitions were recorded at acquisition-date fair values of $90.6 million and $93.1 million, respectively, determined using the income approach (specifically, the multi-period excess earnings method). The trademark intangible assets recognized in connection with the Omega and GESA acquisitions were recorded at acquisition-date fair values of $13.2 million and $14.9 million, respectively, determined using the income approach (specifically, the relief-from-royalty method). See Note 4. “Acquisitions - Business Combinations” and Note 8. “Intangible Assets” for additional information.
The Genco Acquisition completed on March 16, 2026 was accounted for as an asset acquisition under ASC 805-50, and accordingly the acquired assets and assumed liabilities were recorded at allocated acquisition cost. The customer relationship intangible asset recognized in connection with the Genco Acquisition was recorded at its standalone fair value of $15.7 million, determined using the income approach. See Note 4. “Acquisitions - Asset Acquisitions” and Note 8. “Intangible Assets” for additional information.
The fair value measurements for the acquisitions were determined using valuation techniques appropriate for the nature of the assets and liabilities and involved significant unobservable inputs. Accordingly, these measurements are classified within Level 3 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments not measured at fair value approximate their fair values due to their short-term nature or other characteristics, as follows:
•Cash, accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities and other current liabilities (including insurance premium financing) - The carrying amounts approximate fair value primarily because of their short maturities.
•Restricted cash (non-current asset) - The carrying amount approximates fair value as it consists of cash held in a deposit account.
•Finance and operating lease obligations and equipment financing - The carrying amounts approximate fair value as the incremental borrowing rates used to measure the liabilities approximate current market rates for similar obligations.
The Stateline Term Loan, 2031 Senior Notes, and the Convertible Notes are carried at amortized cost. The carrying amount of the Stateline Term Loan approximates fair value because the effective interest rate resets periodically to reflect current market rates. See Note 11. “Debt” and Note 12. “Convertible Notes” for the carrying amounts and fair values of these instruments, including the related fair value hierarchy classifications.
Credit Risk
The financial instruments that are subject to concentrations of credit risk mainly include cash and cash equivalents and accounts receivable.
The Company maintains its cash, cash equivalents and restricted cash with high-quality financial institutions. These balances often exceed the FDIC-insured limits. The Company monitors the creditworthiness of institutions with which it deposits funds.
The majority of our accounts receivable have payment terms of 60 days or less. As of September 30, 2026, one customer accounted for 67% of our total accounts receivable. A significant portion of our revenue and accounts receivable is derived from customers in the artificial intelligence computing sector, and we also serve customers in the energy industry. The concentration of customers in these sectors may increase our overall exposure to credit risk, as these customers may be similarly affected by shifts in technology demand, access to capital, economic, regulatory or other external factors. If a customer defaults, our gross profit and cash flows may be adversely affected. To manage this credit risk, we conduct credit evaluations, monitor customer payment behavior, and, when necessary, pursue legal remedies, such as filing of liens.
14.    Equity and Non-controlling Interest
Dividends
To enable the Company to pay quarterly cash dividends to holders of its Class A common stock, Solaris LLC made cash distributions to its unitholders totaling $9.6 million and $8.2 million during the three months ended September 30, 2026 and 2025, respectively. Of these amounts, $8.3 million and $5.8 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock. During the nine months ended September 30, 2026 and 2025, Solaris LLC made cash distributions to its unitholders totaling $27.2 million and $24.5 million, respectively. Of these amounts, $22.8 million and $15.4 million, respectively, were distributed to the Company and were used entirely to pay quarterly cash dividends to holders of its Class A common stock. In addition, during the nine months ended September 30, 2026 and 2025, Solaris LLC made pro-rata distributions of $0.4 million and $1.2 million, respectively, to certain unitholders to enable the Company to satisfy its obligations under the Tax Receivable Agreement (as defined below). See Note 16. “Income Taxes” for further details on the Tax Receivable Agreement.
Non-controlling Interest
Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity in consolidated subsidiaries not attributable to the Company. As of September 30, 2026 and December 31, 2025, non-controlling interest consisted of the following:

	September 30, 2026	December 31, 2025
Entity:
Solaris LLC	$233.1	$176.4
Stateline	84.4	86.5
Total	$317.5	$262.9
Exchange of Solaris LLC Units
During the nine months ended September 30, 2026, a total of 4,650,753 Solaris LLC units were exchanged for an equal number of shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled, resulting in an increase in the Company’s ownership interest in Solaris LLC.
Stock-Based Compensation
As more fully described in Note 16. “Stock-Based Compensation” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company grants equity awards, including performance-based restricted stock units (“PSUs”), under its Long Term Incentive Plan (the “LTIP”).
During the second quarter of 2026, the Company granted 458,000 PSUs to certain key employees under the LTIP. These PSUs are weighted 90% absolute total shareholder return (“TSR”) and 10% relative TSR versus a predetermined peer group. The number of shares that may vest and be settled ranges from 0% to 200% of the target award, depending on the level of performance achieved. These PSUs are subject to a service condition requiring continuous employment over a four-year performance and vesting period, and may be settled in shares of Class A common stock or in cash, at the Company’s election. Dividends accrue on the PSUs and are generally paid upon vesting.
The aggregate grant-date fair value of these PSUs was $58.4 million, determined using a Monte Carlo simulation method. Compensation cost is recognized on a straight-line basis over the requisite service period.
As of September 30, 2026, there was $127.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements.

15.    Earnings Per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A shareholders by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed giving effect to all potentially dilutive shares.
The following table sets forth the calculation of basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (in millions)
Net income attributable to Solaris Energy Infrastructure, Inc.	$34.6	$14.6	$76.5	$31.8
Less: income attributable to participating securities (1)	(1.0)	(0.6)	(2.4)	(1.4)
Net income attributable to Class A shareholders - basic	$33.6	$14.0	$74.1	$30.4
Convertible notes interest charge, net of tax	1.7	1.4	4.5	1.5
Net income attributable to common stockholders - diluted	$35.3	$15.4	$78.6	$31.9

Denominator
Basic weighted average shares of Class A common stock outstanding	63,782,907	43,770,158	58,811,498	39,282,686
Effect of dilutive securities:
Dilutive convertible notes	18,941,057	5,872,888	18,941,057	3,248,374
Performance-based restricted stock units	843,424	785,768	719,650	659,409
Diluted weighted average shares of Class A common stock outstanding	83,567,388	50,428,814	78,472,205	43,190,469

Earnings per share of Class A common stock - basic	$0.53	$0.32	$1.26	$0.77
Earnings per share of Class A common stock - diluted	$0.42	$0.31	$1.00	$0.74
(1)The Company’s unvested restricted stock awards are participating securities because they entitle the holders to non-forfeitable rights to dividends until the awards vest or are forfeited.
The following weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class B common stock	10,734,852	22,326,940	12,816,200	26,410,799
Restricted stock awards	2,009,011	1,845,628	1,946,378	1,893,223
Performance-based restricted stock units	91,600	—	463,033	94,027
Total	12,835,463	24,172,568	15,225,611	28,398,049
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
For the three months ended September 30, 2026 and 2025, we recognized a combined United States federal and state expense for income taxes of $9.8 million and $4.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we recognized a combined United States federal and state expense for income taxes of $30.0 million and $13.9 million, respectively. The effective combined United States federal and state income tax rates were 20.0% and 14.1% for the three months ended September 30, 2026 and 2025, respectively, and 23.7% and 18.4% for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, our effective tax rate differed from the statutory rate primarily due to the impact of the non-controlling interest and mix of states where we operate. Our effective tax rate differed from the statutory rate for the nine months ended September 30, 2026, primarily due to the impact of the non-controlling interest, the executive compensation deduction limitation and the mix of states where we operate.
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
Payables Related to the Tax Receivable Agreement
On May 17, 2017, in connection with its initial public offering (“IPO”), the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the other then-existing members of Solaris LLC. The Tax Receivable Agreement was later amended on June 27, 2023. As of September 30, 2026, our liability under the Tax Receivable Agreement was $109.2 million, representing 85% of the net cash savings in United States federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of the Company’s acquisition (or deemed acquisition for United States federal income tax purposes) of Solaris LLC units in connection with our IPO or pursuant to previous exercises of the Redemption Right or the Call Right (each as defined in the Solaris LLC Agreement) and additional tax basis arising from any payments the Company makes under the Tax Receivable Agreement.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from the Company’s estimates, which could significantly impact the liability under the Tax Receivable Agreement. Therefore, in accordance with ASC 450, Contingencies, the Company has recorded a liability under the Tax Receivable Agreement for the estimated tax savings it may realize from the increases in tax basis and related benefits described above.
Solaris LLC may make cash distributions to the Company in order for the Company to satisfy its obligations under the Tax Receivable Agreement and will be required to distribute cash pro rata to each of the other members of Solaris LLC, in accordance with the number of Solaris LLC units owned by each member at that time.

During the nine months ended September 30, 2026, the Company made payments totaling $1.7 million under the Tax Receivable Agreement. Solaris LLC made a cash distribution to the Company of $1.7 million to satisfy these obligations and concurrently made a cash distribution on a pro rata basis to certain Solaris LLC unitholders amounting to $0.4 million.
17.    Concentrations
Customer Concentrations
For the three months ended September 30, 2026, one customer accounted for 59% of the Company’s revenues. For the three months ended September 30, 2025, two customers accounted for 54% and 11% of the Company’s revenues. For the nine months ended September 30, 2026, one customer accounted for 58% of the Company’s revenues. For the nine months ended September 30, 2025, two customers accounted for 46% and 12% of the Company’s revenues.
As of September 30, 2026, one customer accounted for 67% of the Company’s accounts receivable. As of December 31, 2025, two customers accounted for 38% and 18% of the Company’s accounts receivable.
Supplier Concentrations
For the three months ended September 30, 2026, one supplier accounted for 38% of the Company’s total purchases. For the three months ended September 30, 2025, two suppliers accounted for 33% and 23% of the Company’s total purchases. For the nine months ended September 30, 2026, one supplier accounted for 33% of the Company’s total purchases. For the nine months ended September 30, 2025, one supplier accounted for 47% of the Company’s total purchases.
As of September 30, 2026, two suppliers accounted for 22% and 13% of the Company’s accounts payable. As of December 31, 2025, one supplier accounted for 71% of the Company’s accounts payable.
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
Masaba Lawsuit
On September 17, 2026, following Masaba Inc.’s (“Masaba”) voluntary dismissal of its claims, the United States District Court for the District of Wyoming dismissed the patent infringement lawsuit that Masaba had brought against Solaris Oilfield Site Services Operating LLC and certain other subsidiaries of the Company (the “District Court Action”). Masaba’s patent infringement claim was dismissed with prejudice, and its state-law claims for unjust enrichment and promissory estoppel were dismissed without prejudice. The dismissal followed a final decision of the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) holding all claims of Masaba’s U.S. Patent No. 11,780,689 (the “‘689 Patent”) unpatentable.
Masaba filed the District Court Action on December 14, 2023, alleging infringement of the ‘689 Patent. On July 19, 2024, two of the Company’s subsidiaries named as defendants petitioned the PTAB for inter partes review of the ‘689 Patent, and the District Court Action was stayed while that review was pending. The PTAB issued its final written decision on January 26, 2026. The USPTO Director denied Masaba’s request for Director review on May 12, 2026, and Masaba did not appeal to the U.S. Court of Appeals for the Federal Circuit by the July 14, 2026 deadline. The Company does not believe that any future assertion of the dismissed state-law claims would have a material adverse effect on its financial position, results of operations or cash flows.
NovaLT16 Turbine Acquisition
On March 13, 2026, the Company executed an Assignment, Assumption, Novation and Amendment Agreement (the “Assignment Agreement”) pursuant to which it acquired from Colusa Power Infrastructure Partners, LLC (“Colusa”) all contractual rights to receive 30 NovaLT16 gas turbine generator units (the “NovaLT16 Turbine Acquisition”) from Baker Hughes Energy Services LLC (“Baker Hughes”) under an existing turbine supply contract (the “Turbine Supply Contract”). The Assignment Agreement constitutes a complete novation of the Turbine Supply Contract, with the Company substituted as purchaser in place of Colusa. At closing, the Company paid Colusa $66.9 million as consideration for the assignment of its contractual delivery rights and paid Baker Hughes $64.3 million in satisfaction of overdue milestone invoices and suspension-related costs that had accrued prior to the assignment, for aggregate closing payments of $131.2 million recorded as construction in progress. The closing payments were funded with proceeds from the Company’s Bridge Term Loan, which was repaid in full and terminated in May 2026 (See Note 11. “Debt,” including “Debt Extinguishment”). Two units were delivered in September 2026, and the remaining units will continue to be delivered through September 2029.
Purchase Commitments
As of September 30, 2026, the Company has entered into material purchase commitments for power equipment to support the growth of its Solaris Power Solutions segment.
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
As of September 30, 2026, the Company had the following purchase commitments for power equipment, based on expected payment timing assuming commitments are fulfilled:

September 30, 2026
Payments due by period
2026 (remainder of)	$569.1
2027	347.1
2028	367.4
2029	40.3
Total purchase commitments	$1,323.9
Purchase commitments include $26.2 million related to Stateline, which are expected to be funded using a combination of proceeds from the Stateline Term Loan and Stateline’s cash flows, with no recourse to the Company.
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
Other Commitments
The Company has executed a guarantee of lease agreement with Solaris Energy Management, LLC, a related party, in connection with the rental of office space. As of September 30, 2026, the total future obligation under this guarantee is $1.2 million. Refer to Note 19. “Related Party Transactions” below for additional information regarding related party transactions recognized.

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
As of September 30, 2026, standby letters of credit with an aggregate face amount of $90.6 million were outstanding under this agreement, and no amounts had been drawn. These letters of credit are separate from, and are not issued under, the Revolving Credit Facility. Separately, standby letters of credit with an aggregate face amount of $125.0 million were outstanding under the letter of credit sublimit of the Revolving Credit Facility as of September 30, 2026 (see Note 11. “Debt”). Including both arrangements, the Company had standby letters of credit with an aggregate face amount of $215.6 million outstanding as of September 30, 2026.
19.    Related Party Transactions
Solaris Energy Management
The Company incurs costs for services provided by Solaris Energy Management, LLC, a company owned by William A. Zartler, the Co-Chief Executive Officer and Chairman of the Board. These services primarily include rental of office space, travel services and other administrative support. The related costs are included in selling, general and administrative costs in the condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, Solaris LLC paid $0.3 million and $0.1 million, respectively, for these services. For the nine months ended September 30, 2026 and 2025, Solaris LLC paid $0.8 million and $0.5 million, respectively, for these services.
In addition, as of September 30, 2026 and December 31, 2025, the Company had the following balances related to these related party transactions reflected on the condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
Accrued liabilities	$0.1	$0.1
Bennett Acquisitions, LLC
In connection with the Omega Acquisition, the Company entered into a one year agreement with Bennett Acquisitions, LLC, a company owned by Andrew Bennett, the founder of Omega and current employee of Solaris. The agreement is related to the lease of land and three buildings used as a laydown yard and office space, and the costs are included in selling, general and administrative costs in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company incurred nominal fees related to this agreement.
Baseload Realty, LLC
In connection with the GESA Acquisition, on July 1, 2026, the Company acquired an office lease agreement with Baseload Realty, LLC, a company owned by Richard Lowrance, the former Chief Executive Officer and Chairman of the Board of GESA and current employee of Solaris. The related costs are included in selling, general and administrative costs in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company incurred rent expense of $0.6 million for this lease.
This office lease agreement qualifies as an operating lease, and the operating lease right-of-use asset and operating lease liability were each $9.7 million on the condensed consolidated balance sheets as of September 30, 2026.
KTR Management Company, LLC
The Company previously acquired an operating lease agreement for commercial real estate with KTR Management Company, LLC, a previous related party. As of May 1, 2026, KTR Management Company, LLC is no longer a related party. The information disclosed herein reflects transactions that occurred while KTR Management Company, LLC was considered a related party.

The operating lease right-of-use asset and operating lease liability associated with this related party lease were each $0.1 million on the condensed consolidated balance sheets as of December 31, 2025. KTR Management Company, LLC was no longer a related party at September 30, 2026.
During the three and nine months ended September 30, 2026 and 2025, the Company incurred the following related party expenses from KTR Management Company, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of services
Commercial real estate lease	$—	$0.1	$0.1	$0.2
Cost of leasing revenue
Short-term equipment rental	—	—	—	0.3
Fuel, utility and travel expenses	—	—	—	0.1
Total costs from KTR Management Company, LLC	$—	$0.1	$0.1	$0.6
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
20.    Subsequent Events
New Contract
On October 29, 2026, the Company entered into a 15-year agreement, with an option to extend for an additional 15-years. This contract will provide approximately 900 MW of power generation, associated balance of plant equipment, and operations and maintenance services. The agreement is with an existing customer, a leading global, investment-grade, diversified industrial and technology company. Deployments are expected to begin in the first half of 2027 and scale through 2028.
Additional Capacity
In the fourth quarter of 2026, the Company secured seven turbines from private parties for approximately $163.0 million in cash. These units are expected to provide over 200 MW of incremental power generation capacity beginning in the first quarter of 2027.
7.000% Senior Notes due 2032
On October 1, 2026, Solaris Energy Infrastructure, LLC (“Solaris LLC”), a consolidated subsidiary of the Company, issued $1.25 billion aggregate principal amount of 7.000% Senior Notes due 2032 (the “2032 Senior Notes”) at par in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The offering resulted in net proceeds of approximately $1.23 billion, after deducting the initial purchasers’ discount and estimated offering expenses. The net proceeds from the offering will be used for general corporate purposes and growth capital expenditures, in addition to paying for fees and expenses related to the offering. The 2032 Senior Notes mature on April 1, 2032.
The 2032 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of Solaris LLC (the “Subsidiary Guarantors”). The 2032 Senior Notes and related guarantees (i) rank equally in right of payment with all existing and future senior indebtedness of Solaris LLC, the Company and the Subsidiary Guarantors, including the 6.375% Senior Notes due 2031 (see below); (ii) are structurally senior to the Company’s 4.75% Convertible Senior Notes due 2030 and 0.25% Convertible Senior Notes due 2031 (see Note 12. “Convertible Notes”) to the extent of the guarantees by the Subsidiary Guarantors; and (iii) are senior in right of payment to the corresponding subordinated intercompany convertible notes (the “Intercompany Convertible Notes”) issued by Solaris LLC to the Company in aggregate principal amounts equal to the outstanding amounts under the Convertible Notes.
At any time prior to April 1, 2029, Solaris LLC may redeem up to 40% of the aggregate principal amount of the 2032 Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.000% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. Solaris LLC may also redeem all or a part of the 2032 Senior Notes at any time prior to April 1, 2029 at a redemption price equal to 100% of the principal amount plus an applicable make-whole premium and accrued and unpaid interest. On and after April 1, 2029, the 2032 Senior Notes are redeemable at specified prices plus accrued and unpaid interest.
Upon the occurrence of a change of control triggering event, Solaris LLC is required to offer to repurchase all or any part of the outstanding 2032 Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2032 Senior Notes contains customary affirmative and negative covenants, including limitations on the ability of Solaris LLC and its restricted subsidiaries to incur additional indebtedness, make restricted payments, transfer or sell assets, make investments, create certain liens, enter into agreements that restrict dividends or other payments from restricted subsidiaries, enter into affiliate transactions, and engage in consolidations, mergers or transfers of substantially all assets. The indenture also contains customary events of default.
The 2032 Senior Notes were issued on October 1, 2026 and are not reflected in the Company’s condensed consolidated balance sheet or condensed consolidated statements of operations as of or for the three and nine months ended September 30, 2026. Accordingly, no amounts were outstanding and no related interest was incurred under the 2032 Senior Notes as of or for the period then ended.
In connection with the issuance of the 2032 Senior Notes, the Company incurred total debt financing costs of approximately $22.8 million. These costs will be recorded as a direct deduction from the carrying amount of the 2032 Senior Notes and amortized to interest expense using the effective interest method over the term of the 2032 Senior Notes. Interest accrues at a rate of 7.000% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2027. The 2032 Senior Notes will be reflected in the Company’s condensed consolidated financial statements beginning in the fourth quarter of 2026.
First Amendment to Credit Agreement
On October 1, 2026, the Company entered into a first amendment to the Credit Agreement, primarily to increase the aggregate revolving commitments under the Revolving Credit Facility by $200.0 million, from $650.0 million to $850.0 million, and also to increase the sublimit for the issuance of letters of credit under the Revolving Credit Facility from $150.0 million to $325.0 million.
Additional Borrowings under Existing Stateline Term Loan
Subsequent to September 30, 2026, Stateline drew an additional $25.0 million under the Stateline Term Loan. The proceeds were used to fund growth-related capital expenditures.
Dividends
On October 27, 2026, the Company’s board of directors approved a quarterly cash dividend of $0.12 per share of Class A common stock, payable on December 18, 2026, to holders of record as of December 8, 2026. Additionally, a distribution of $0.12 per unit will be made to Solaris LLC unitholders, with the same payment and record dates.

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
Executive Overview
We deliver comprehensive power infrastructure solutions including generation, distribution, site preparation, installation and commissioning, aftermarket support, and operations and maintenance. Headquartered in Houston, Texas, we serve multiple end markets, including data centers, energy, and other commercial and industrial sectors. We operate through two reportable business segments:
•Solaris Power Solutions: This segment delivers power generation, power control, and power distribution solutions, along with sales of power equipment, as well as refurbishment, aftermarket, and specialized engineering and construction services, for both our own generation assets and those owned by third parties. Our offerings support data center, energy, and other commercial and industrial sector customers by providing flexible, on-demand power infrastructure, including power control and distribution capabilities.
•Solaris Logistics Solutions: This segment designs and manufactures specialized equipment that enables the efficient management of raw materials used in the completion of oil and natural gas wells. Our equipment-based logistics services include field technician support, software solutions, and may also include last mile and mobilization services.
Recent Developments
Omega Acquisition
On September 1, 2026, we completed the acquisition of Omega Foundation Services LLC (“Omega”), a specialized engineering, procurement and construction firm with significant expertise in heavy civil construction across multiple end markets, including large-scale data centers, LNG facilities, industrial projects and government infrastructure (the “Omega Acquisition”). With the benefit of the Omega Acquisition, we are less reliant upon third-party engineering, procurement and construction contractors for early-stage site preparation, heavy civil construction and electrical substation development which could become a potential bottleneck for our projects and the industry overall. The acquisition extends our full-cycle power solutions offering, which now spans early-stage site services, front-end plant installation and commissioning services, and electrical substation development. Omega has historically performed work for a range of third-party customers across multiple end markets and is expected to continue to serve third-party customers following the Omega Acquisition in addition to performing work on our own power projects. Omega’s work is performed principally under master service agreements and project-specific work orders, predominantly under fixed-price contracts.
The preliminary fair value of the total purchase consideration transferred was $275.2 million, consisting of cash and equity consideration, including 3,599,199 shares of our Class A common stock with an acquisition-date fair value of $178.7 million. See Note 4. “Acquisitions - Business Combinations” in the notes to our condensed consolidated financial statements for the components of the consideration transferred.
The acquisition was accounted for as a business combination, and the results of Omega’s operations have been included in our condensed consolidated financial statements from the acquisition date. Omega contributed revenue of $57.9 million and pre-tax income of $9.8 million for the three and nine months ended September 30, 2026.
GESA Acquisition
On July 1, 2026, we completed the acquisition of Global Energy Services Alliance, Inc. (“GESA”), a full cycle power generation service provider formed through the combination of Baseload Power, a U.S. provider of power generation aftermarket solutions, and Pro-Per Energy Services, a global provider of power plant installation and operations and maintenance services (the “GESA Acquisition”). The GESA Acquisition scales our in-house capabilities across the full life of a generation asset, spanning front-end plant installation and commissioning, long-term operations, and life-of-asset repair and maintenance. The GESA Acquisition also added more than 1 GW of installed generation capacity under operations and maintenance service arrangements across domestic and international markets.
The fair value of the total purchase consideration transferred was $263.1 million, consisting of cash and contingent consideration and 2,880,682 shares of our Class A common stock with an acquisition-date fair value of $211.5 million. See Note 4. “Acquisitions - Business Combinations” in the notes to our condensed consolidated financial statements for the components of the consideration transferred.
The acquisition was accounted for as a business combination, and the results of GESA’s operations have been included in our condensed consolidated financial statements from the acquisition date. GESA contributed revenue of $89.9 million and pre-tax income of $17.0 million for the three and nine months ended September 30, 2026.
Recent Contracts
On October 29, 2026, we entered into a 15-year agreement, with an option to extend for an additional 15 years, to provide approximately 900 megawatts (“MW”) of power generation, associated balance of plant equipment, and operations and maintenance services. The agreement is with an existing customer, a leading global, investment-grade, diversified industrial and technology company. Deployments are expected to begin in the first half of 2027 and scale through 2028.
In September 2026, we signed a new 7-year operating and maintenance agreement to manage approximately 400 MW of generation capacity owned by an existing customer.
In July 2026, a large energy customer expanded its contracted capacity to approximately 80 MW from 60 MW and extended the contract tenor from four years to six years.
In July 2026, we signed additional agreements to a contract entered into in April 2026 with a new customer to provide approximately 640 MW of power generation equipment and balance of plant to support the customer’s power demand for artificial intelligence computing needs at its data center, which expand the scope of the original contract to now include additional balance of plant and energy storage assets as well as management of natural gas on a cost-plus basis. The new customer is an affiliate of an investment grade, global technology company in the evolving artificial intelligence space. The agreement provides for an initial rental term of ten years, with an option to extend for an additional five years. Deployments are scheduled to commence in late 2026 and scale through 2028.
On February 12, 2026, we entered into a power capacity agreement with Hatchbo, LLC, an affiliate of an investment-grade global technology company, initially providing approximately 530 MW of power generation equipment. In the second quarter of 2026, we amended the agreement to add incremental generation capacity and balance of plant equipment, including batteries. In July 2026, we signed a further amendment converting the original power capacity agreement with Hatchbo, LLC into a final operating agreement, expanding the scope of services to include the delivery and operation of a full turnkey power plant of approximately 660 MW with balance of plant, batteries and energy management systems designed to manage artificial intelligence workloads. In connection with the amendment, the contract tenor was extended to up to 18 years (10-year base plus an 8-year extension option) from up to 15 years (10-year base plus a 5-year extension option). We expect the increased capacity and expanded scope to result in a substantial increase in contracted revenue and earnings from the contract over the term of the agreement relative to the original February 2026 agreement, as well as increased capital expenditures to fund the expanded scope. Revenue recognition and deployments are expected to commence in the first quarter of 2027 and scale through 2028.
Additional Capacity
Since the second quarter of 2026, we have secured 15 turbines that are expected to add approximately 390 MW of power generation capacity, most of it beginning in the first quarter of 2027. These include nine turbines bought from private parties for approximately $277.0 million in cash, and six turbines from suppliers that are subject to milestone payments. Approximately $114.0 million of these payments were made in the third quarter of 2026.
7.000% Senior Notes due 2032
On October 1, 2026, Solaris Energy Infrastructure, LLC (“Solaris LLC”), a consolidated subsidiary of the Company, issued $1.25 billion aggregate principal amount of 7.000% Senior Notes due 2032 (the “2032 Senior Notes”) at par in a private placement. The offering resulted in net proceeds of approximately $1.23 billion. The net proceeds from the offering will be used for general corporate purposes and growth capital expenditures, in addition to paying for fees and expenses related to the offering. The 2032 Senior Notes are not reflected in the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations as of or for the three and nine months ended September 30, 2026. See Note 20. “Subsequent Events” in the notes to our condensed consolidated financial statements.

First Amendment to Credit Agreement
On October 1, 2026, we entered into the first amendment (the “First Amendment”) to the credit agreement with MUFG Bank, Ltd., as administrative agent, and the lenders party thereto (the “Credit Agreement”), primarily to increase the aggregate revolving commitments under the senior secured revolving credit facility (the “Revolving Credit Facility”) by $200.0 million, from $650.0 million to $850.0 million, through the exercise in full of the incremental commitment feature under the Credit Agreement, and also to increase the sublimit for the issuance of letters of credit under the Revolving Credit Facility from $150.0 million to $325.0 million. See Note 20. “Subsequent Events” in the notes to our condensed consolidated financial statements.
Additional Borrowings under Stateline Term Loan
Subsequent to September 30, 2026, Stateline drew an additional $25.0 million under the Stateline term loan facility, increasing the outstanding balance to $433.2 million. The proceeds were used to fund growth-related capital expenditures. Refer to Note 11. “Debt” and Note 20. “Subsequent Events” in the notes to our condensed consolidated financial statements.
Market Trends and Outlook
In the third quarter of 2026, Solaris Power Solutions continued to drive the Company’s growth, contributing 83% of total revenue and 84% of total segment Adjusted EBITDA. For the nine months ended September 30, 2026, Solaris Power Solutions revenue contributed 75% of total revenue and 80% of total segment Adjusted EBITDA. Capital expenditures should remain heavily weighted towards Solaris Power Solutions as we intend to grow our capacity and deploy more power assets with customers. We believe continued demand for our power assets will drive Solaris Power Solutions to remain the dominant segment contributor to revenue and Adjusted EBITDA.
Demand for Solaris Power Solutions is predominantly influenced by accelerating needs for power in the U.S. Solaris’ power offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based alternatives, and can stay on site longer term to provide integrated primary and backup power as a complement to the grid or other co-located power solutions. These power solutions support data center, energy, and other commercial and industrial sector customers.
Since the second quarter of 2026, the company has secured over 300 MW of additional generation capacity. The Company’s power generation capacity is now expected to reach a total of more than 3,500 MW by the end of 2029 based on expected deliveries under our contracted orders. The majority of this capacity is currently committed to customers under commercial agreements that primarily range in tenor from two to fifteen years, with extension options ranging from five to fifteen years. Each of these commercial agreements include distinct product specifications, such as product type, quantity, delivery period, and price, as well as standard terms and conditions with respect to acceptance, delivery, transportation, inspection, assignment, taxes and performance failure.
We expect remaining total company capital expenditures in 2026 of approximately $1 billion on a consolidated basis, of which approximately $110 million should be incurred by Stateline. The majority of these capital expenditures are to support additional growth in Solaris Power Solutions. Capital expenditures for Solaris Logistics Solutions represent less than $20 million of our total expected annual capital expenditures.
We intend to fund the majority of our current planned capital expenditures with available cash, cash flows from operations, remaining net proceeds from the 2031 Senior Notes offering and the 2032 Senior Notes offering, borrowing availability under our Revolving Credit Facility, and proceeds from delayed draw term loans under the Stateline Term Loan facility. In addition to these sources, subject to market conditions and the availability of fleet growth opportunities, we may meet our cash requirements through the issuance of additional securities and/or the entry into additional debt financing agreements. Even if we are unable to secure the financing of our planned capital expenditures, we generally have the ability to cancel the committed purchase orders (other than certain non-cancellable obligations), subject to the payment of cancellation fees.

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
Results of Operations
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Revenues
Solaris Power Solutions	$284,211	$104,939	$179,272	$571,091	$229,939	$341,152
Solaris Logistics Solutions	56,878	61,904	(5,026)	185,637	212,564	(26,927)
Total revenues	$341,089	$166,843	$174,246	$756,728	$442,503	$314,225
Solaris Power Solutions. Solaris Power Solutions revenues were $284.2 million and $571.1 million in the three and nine months ended September 30, 2026, respectively. Solaris Power Solutions revenues were $104.9 million and $229.9 million in the three and nine months ended September 30, 2025, respectively. The increase in revenues for each of the 2026 periods was primarily due to the acquisition of GESA and Omega, as well as an increase in the MW capacity deployed during each period. Deployed capacity increased to weighted averages of 818 MW and 892 MW, respectively, in the three and nine months ended September 30, 2026, compared to weighted averages of 760 MW and 590 MW, respectively, in the three and nine months ended September 30, 2025.
Solaris Logistics Solutions. Solaris Logistics Solutions revenues decreased by $5.0 million, or 8%, to $56.9 million for the three months ended September 30, 2026, compared to $61.9 million for the three months ended September 30, 2025. This decrease was primarily due to lower last-mile transportation activity, despite an increase in the weighted average number of fully utilized systems to 104 in the three months ended September 30, 2026 from 84 in the three months ended September 30, 2025.
Solaris Logistics Solutions revenues decreased by $26.9 million, or 13%, to $185.6 million for the nine months ended September 30, 2026, compared to $212.6 million for the nine months ended September 30, 2025. This decrease was primarily due to lower last-mile transportation activity, despite an increase in the weighted average number of fully utilized systems to 105 in the nine months ended September 30, 2026 from 92 in the nine months ended September 30, 2025.

Cost of Revenue, exclusive of depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Cost of revenue (exclusive of depreciation and amortization)
Solaris Power Solutions	$143,683	$44,417	$99,266	$253,758	$89,194	$164,564
Solaris Logistics Solutions	33,683	44,386	(10,703)	115,498	146,568	(31,070)
Total cost of revenue (exclusive of depreciation and amortization)	$177,366	$88,803	$88,563	$369,256	$235,762	$133,494
Solaris Power Solutions. Solaris Power Solutions cost of revenue was $143.7 million and $253.8 million in the three and nine months ended September 30, 2026, respectively. Solaris Power Solutions cost of revenue was $44.4 million and $89.2 million in the three and nine months ended September 30, 2025, respectively. The increase in each of the 2026 periods was due to the acquisition of GESA and Omega, as well as higher deployed MW capacity and related activity levels.
Solaris Power Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 51% and 44% for the three and nine months ended September 30, 2026, respectively, compared to 42% and 39% for the three and nine months ended September 30, 2025, respectively.
Solaris Logistics Solutions. Solaris Logistics Solutions cost of revenue decreased by $10.7 million to $33.7 million for the three months ended September 30, 2026, compared to $44.4 million for the three months ended September 30, 2025. Solaris Logistics Solutions cost of revenue decreased by $31.1 million to $115.5 million for the nine months ended September 30, 2026, compared to $146.6 million for the nine months ended September 30, 2025. The decrease in both 2026 periods was primarily driven by lower last-mile transportation activity, partially offset by higher labor costs to support an increase in fully utilized system counts in comparison to the prior year periods.
Solaris Logistics Solutions cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue was 59% and 62% for the three and nine months ended September 30, 2026, respectively, compared to 72% and 69% for the three and nine months ended September 30, 2025, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $29.1 million, or 130%, to $51.5 million in the three months ended September 30, 2026, compared to $22.4 million in the same period of 2025. Depreciation and amortization increased by $55.0 million, or 90%, to $115.8 million in the nine months ended September 30, 2026, compared to $60.8 million in the same period of 2025. The increase for each 2026 period was driven by the addition of depreciable assets acquired from the Genco Acquisition completed in March 2026 and the addition of depreciable assets associated with the Solaris Power Solutions segment placed in service since the third quarter of 2025, as well as additional depreciable assets acquired from GESA and Omega in the third quarter of 2026.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $27.1 million, or 174%, to $42.6 million in the three months ended September 30, 2026, compared to $15.5 million in the same period of 2025. The increase was primarily driven by a $15.5 million increase in salaries, wages and benefits, including stock-based compensation, resulting from an increase in average headcount, as well as higher employee and office costs associated with supporting a larger workforce and higher legal expenses as our Solaris Power Solutions segment has expanded. Selling, general and administrative expenses increased by $47.8 million, or 105%, to $93.5 million in the nine months ended September 30, 2026, compared to $45.7 million in the same period of 2025. The increase was primarily driven by a $28.6 million increase in salaries, wages and benefits, including stock-based compensation, resulting from an increase in average headcount, as well as higher employee and office costs associated with supporting a larger workforce and higher legal expenses as our Solaris Power Solutions segment has expanded.

Other Operating Expenses, net
Other operating expenses, net were $2.6 million and $2.2 million, respectively, for the three months ended September 30, 2026 and 2025. Other operating expenses, net were $4.1 million and $4.7 million, respectively, for the nine months ended September 30, 2026 and 2025. The three and nine months ended September 30, 2026 primarily included expenses related to transaction costs and credit allowances. The three and nine months ended September 30, 2025 included the recognition of an additional $3.0 million related to the Tax Receivable Agreement liability, as well as credit allowances.
Interest Expense
Interest expense was $22.9 million and $44.6 million in the three and nine months ended September 30, 2026, respectively, compared to $10.2 million and $23.5 million in the three and nine months ended September 30, 2025, respectively. The increase was primarily due to higher average debt outstanding as a result of the issuance of the 2031 Senior Notes in the second quarter of 2026.
Interest Income
Interest income was $6.2 million and $14.4 million in the three and nine months ended September 30, 2026, respectively, compared to $1.2 million and $3.8 million in the three and nine months ended September 30, 2025, respectively. The increase was primarily due to higher interest income earned on higher cash balances primarily resulting from the issuance of the 2031 Notes in October 2025 and the 2031 Senior Notes in May 2026.
Loss on Debt Extinguishment
Loss on debt extinguishment was $16.1 million for the nine months ended September 30, 2026, related primarily to the write-off of unamortized debt financing costs associated with the extinguishment of the Bridge Term Loan, the Stonebriar Term Loan and Caterpillar Term Loans in the second quarter of 2026, as well as the BofA Revolving Facility in the first quarter of 2026. See Note 11. “Debt” in the notes to our condensed consolidated financial statements. There was no loss on debt extinguishment for the three and nine months ended September 30, 2025.
Provision for Income Taxes
During the three months ended September 30, 2026, we recognized a combined United States federal and state expense for income taxes of $9.8 million, an increase of $5.8 million as compared to the $4.1 million income tax expense we recognized during the three months ended September 30, 2025. During the nine months ended September 30, 2026, we recognized a combined United States federal and state expense for income taxes of $30.0 million, an increase of $16.1 million as compared to the $13.9 million income tax expense we recognized during the nine months ended September 30, 2025. This change was attributable to changes in operating gains and mix of states where we operate. The effective combined United States federal and state income tax rates were 20.0% and 14.1% for the three months ended September 30, 2026 and September 30, 2025, respectively. The effective combined United States federal and state income tax rates were 23.7% and 18.4% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
For the three months ended September 30, 2026 our effective tax rate differed from the statutory rate primarily due to the impact of the non-controlling interest and mix of states where we operate. Our effective tax rate differed from the statutory rate for the nine months ended September 30, 2026, primarily due to the impact of the non-controlling interest, the executive compensation deduction limitation and mix of states where we operate.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations, remaining net proceeds from the 2031 Senior Notes offering and 2032 Senior Notes offering, borrowing availability under our Revolving Credit Facility and proceeds from delayed draw term loans under the Stateline Term Loan.
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
2032 Senior Notes
The 2032 Senior Notes were issued on October 1, 2026 and are not reflected in the Company’s condensed consolidated balance sheet or condensed consolidated statements of operations as of or for the three and nine months ended September 30, 2026. The net proceeds of the 2032 Senior Notes were approximately $1.23 billion and will be used for general corporate purposes and growth capital expenditures, in addition to paying for fees and expenses related to the offering. The 2032 Senior Notes will mature on April 1, 2032, and interest on the 2032 Senior Notes is payable semi-annually at a rate of 7.000% per annum.
2031 Senior Notes
As of September 30, 2026, the outstanding principal amount of the 2031 Senior Notes totaled $1.3 billion. The 2031 Senior Notes will mature on May 15, 2031. The Company used a portion of the net proceeds from the 2031 Senior Notes to repay certain of the Company’s outstanding borrowings and to pay related fees and expenses (described below) and used the remaining net proceeds for general corporate purposes, including to fund growth capital expenditures. Interest on the 2031 Senior Notes is payable semi-annually at a rate of 6.375% per annum, and estimated interest payments will be approximately $83.6 million over the subsequent twelve months, based on the outstanding principal amount as of September 30, 2026.
Revolving Credit Facility
Our Revolving Credit Facility originally provided for borrowings of up to $650.0 million, including a sublimit for the issuance of letters of credit in an amount up to $150.0 million. At the Company’s option, and subject to the satisfaction of certain conditions precedent, the Revolving Credit Facility could be increased by up to $200.0 million, which incremental capacity was utilized in full pursuant to the First Amendment described below. As of September 30, 2026, no borrowings were outstanding, standby letters of credit with an aggregate face amount of $125.0 million had been issued, and remaining availability under the Revolving Credit Facility was $525.0 million.
On October 1, 2026, we entered into the first amendment (the “First Amendment”) to the Credit Agreement to primarily increase the aggregate revolving commitments under the Revolving Credit Facility by $200.0 million, from $650.0 million to $850.0 million and also increase the sublimit for the issuance of letters of credit under the Revolving Credit Facility from $150.0 million to $325.0 million. We intend to use any future borrowings for working capital and other general corporate purposes and to pay transaction expenses.
Stateline Term Loan
Stateline maintains a delayed draw term loan facility with an estimated total capacity of $518.5 million, based on its current capital plan, to fund power generation equipment for its approximately 900 MW data center project. As of September 30, 2026, outstanding borrowings under the Stateline Term Loan totaled $408.2 million, of which $18.7 million was classified as current. The Stateline Term Loan provides significant funding flexibility for Stateline’s capital needs. We estimate interest payments of approximately $41.4 million over the subsequent twelve months, which will increase as additional amounts are drawn. Subsequent to September 30, 2026, Stateline drew an additional $25.0 million to fund growth-related capital expenditures, increasing the outstanding balance to $433.2 million. The remaining capacity of $85.3 million is expected to be drawn through the first quarter of 2027, depending on the timing of progress payments and equipment deliveries.
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
Equipment Financing
In connection with the Omega Acquisition and GESA Acquisitions, we acquired $38.9 million of financing agreements, primarily related to equipment. These financing agreements bear interest at various rates ranging from 0.0% to 16.50% per annum and are payable in monthly installments. These financing agreements mature beginning in the first quarter of 2027 through April 2031 and are secured by the underlying financed equipment.
Repayment of Assumed Debt
In connection with the Omega Acquisition and the GESA Acquisition, we acquired $14.0 million of debt which we subsequently repaid in full following the closing of each acquisition. The fair value recognized for this debt at the acquisition date approximated its carrying amount, and thus no extinguishment gain or loss was recognized for the subsequent repayment. The repayments are included in “Repayments of debt financing” on the condensed consolidated statements of cash flows.
Debt Extinguishment
On May 12, 2026, concurrently with the issuance of the 2031 Senior Notes and entry into the new Credit Agreement, we used a portion of the net proceeds to repay in full and terminate the Bridge Term Loan, Stonebriar Term Loan, and Caterpillar Term Loans, which had an aggregate outstanding principal balance of $463.9 million. We recorded a loss on extinguishment of debt of $14.8 million, consisting of $8.8 million in unamortized debt financing costs and $6.0 million in prepayment penalties, which was recognized in the condensed consolidated statements of operations during the second quarter of 2026.
On March 16, 2026, concurrently with the closing of the Bridge Term Loan, we terminated our revolving credit facility agreement with Bank of America, N.A. (the “BofA Revolving Facility”). The BofA Revolving Facility had a borrowing base of up to $75.0 million. As of the date of termination, there were no outstanding borrowings under the BofA Revolving Facility. The extinguishment of the BofA Revolving Facility resulted in a loss on extinguishment of debt of $1.3 million, primarily consisting of the write-off of unamortized debt financing costs, which was recognized in the condensed consolidated statements of operations during the first quarter of 2026.
Capital Commitments
We have entered into purchase commitments for power generation equipment that are critical to our long-term strategic initiatives. As of September 30, 2026, short-term purchase commitments due within the subsequent twelve months totaled $824.0 million. Long-term purchase commitments that extend beyond one year total $499.9 million, of which $92.2 million is scheduled to be fulfilled during 2027, $367.4 million is scheduled to be fulfilled during 2028, and the remaining $40.3 million is due in 2029. Other than our obligations under the Baker Hughes Turbine Supply Contract, which are non-cancellable, these commitments are cancellable but subject to significant termination penalties, ranging from 5% to 90% of the purchase price, depending on the timing of the cancellation.
Liquidity Position
As of September 30, 2026, cash and cash equivalents totaled $399.5 million, and we had $525.0 million of available capacity under our Revolving Credit Facility after $125.0 million of outstanding letters of credit. We believe that our cash reserves, projected operating cash flows, remaining net proceeds from the 2031 Senior Notes offering and 2032 Senior Notes offering, borrowing availability under the Revolving Credit Facility, and access to delayed draw term loans under the Stateline Term Loan facility provide adequate liquidity to meet our obligations for the next twelve months and beyond. These resources are expected to fund debt service obligations, dividend payments, capital expenditures and related purchase commitments, as well as to support future strategic initiatives.
See Note 11. “Debt” in the notes to our condensed consolidated financial statements for additional information regarding our outstanding debt facilities, including terms, covenants, maturity schedules, and the debt extinguishments that occurred during the period.

Share Repurchase Program
The Company’s board of directors authorized a share repurchase program on March 1, 2023, with an approved limit of $50.0 million and no set term limits. During the three and nine months ended September 30, 2026, we did not repurchase nor retire any shares of Class A common stock under the share repurchase program. As of September 30, 2026, we have collectively repurchased and retired 4,272,127 shares of Class A common stock for $34.6 million, or $8.09 per share, resulting in $15.4 million remaining under the authorized share repurchase program.
All purchases made pursuant to the authorized share repurchase plan were made in accordance with applicable securities laws from time to time in the open-market or through private transactions, depending on market conditions. Going forward, future purchases may be made pursuant to a trading plan meeting the requirements of Rule 10b-18 or Rule 10b5-1 under the Exchange Act, and may be discontinued at any time.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$478,004	$113,167	$364,837
Net cash used in investing activities	(1,601,510)	(422,077)	(1,179,433)
Net cash provided by financing activities	1,268,163	255,747	1,012,416
Net change in cash, cash equivalents and restricted cash	$144,657	$(53,163)	$197,820
Significant Sources and Uses of Cash Flows
Operating Activities. Net cash provided by operating activities increased to $478.0 million for the nine months ended September 30, 2026, compared to $113.2 million in the same period of 2025, representing an increase of $364.8 million. This increase was primarily driven by higher revenue, largely attributable to continued growth in business activity and the acquisition of Omega and GESA within our Solaris Power Solutions segment. Consequently, our net income, adjusted for non-cash items, increased by $143.6 million for the nine months ended September 30, 2026, compared to the prior comparable period. In addition, cash provided by working capital increased $217.6 million for the nine months ended September 30, 2026, compared to the prior comparable period.
Investing Activities. Net cash used in investing activities was $1,601.5 million for the nine months ended September 30, 2026, an increase from $422.1 million during the same period of 2025. Net cash used in investing activities during the nine months ended September 30, 2026 includes $211.5 million paid for the acquisitions of Omega, GESA and Genco, as well as $1,373.9 million paid for turbines and ancillary equipment to support the growth and operations of Solaris Power Solutions, including $131.2 million paid for the NovaLT16 Turbine Acquisition. Net cash used in investing activities during the nine months ended September 30, 2025 included $29.4 million paid for the acquisition of HVMVLV, LLC and $386.8 million paid for turbines and ancillary equipment.
Financing Activities. For the nine months ended September 30, 2026, net cash provided by financing activities totaled $1,268.2 million. This amount primarily reflects $1,367.9 million from net debt financing, partially offset by $44.2 million paid for debt financing costs, $5.9 million in debt extinguishment fees, $16.0 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $22.8 million in quarterly dividends to Class A common stock shareholders, $4.9 million in distributions to Solaris LLC unitholders and $1.7 million in Tax Receivable Agreement payments. In comparison, net cash provided by financing activities was $255.7 million for the nine months ended September 30, 2025. This amount primarily reflects $222.9 million of net debt financing and $86.0 million of capital contributions from non-controlling interest in Stateline, partially offset by $13.1 million paid for debt financing costs, $10.5 million paid for cancelled shares withheld for taxes from vesting of restricted stock, $15.4 million in quarterly dividends to Class A common stock shareholders, $10.3 million in distributions to Solaris LLC unitholders and $3.6 million in Tax Receivable Agreement payments.

Future Uses of Cash
Our significant cash commitments primarily relate to our capital expenditures under our power generation fleet growth program and debt service on our 2031 Senior Notes, 2032 Senior Notes and Stateline term loan facility. In addition, we are obligated to make semi-annual interest payments on the 2030 Notes and 2031 Notes, with the principal amount due at maturity in 2030 and 2031, respectively. At our election, the 2030 Notes and 2031 Notes may be settled in cash, shares of Class A common stock, or a combination of both.
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
Critical Accounting Policies and Estimates
For detailed information, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Beginning in the third quarter of 2026, significant estimates also include the estimated total costs to complete contracts for which revenue is recognized over time using a cost-to-cost method. There have been no other changes to our critical accounting estimates since December 31, 2025.
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
Borrowings under the Stateline Term Loan include variable-rate components prior to conversion to fixed-rate debt. As of September 30, 2026, we had outstanding borrowings of $408.2 million under the Stateline Term Loan, all of which were in the form of notes bearing interest at variable rates. A hypothetical increase or decrease of 100 basis points in SOFR would result in an estimated annual change in interest expense of approximately $4.1 million, based on the outstanding borrowings as of September 30, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Disclosure controls refer to controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated by our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
As disclosed in Note 4. “Acquisitions – Business Combinations” included in the notes to unaudited condensed consolidated financial statements contained herein, we acquired Omega on September 1, 2026 and GESA on July 1, 2026. Omega’s total revenues constituted approximately 17% of total revenues as shown on our unaudited condensed consolidated statements of operations for the three months ended September 30, 2026, and Omega’s total assets constituted approximately 8% of total assets as shown on our unaudited condensed consolidated balance sheets as of September 30, 2026. GESA’s total revenues constituted approximately 26% of total revenues as shown on our unaudited condensed consolidated statements of operations for the three months ended September 30, 2026, and GESA’s total assets constituted approximately 9% of total assets as shown on our unaudited condensed consolidated balance sheets as of September 30, 2026. We are currently integrating Omega and GESA into our internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the Securities and Exchange Commission, we are excluding Omega’s and GESA’s disclosure controls and procedures related to their assessment of internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2026. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control over Financial Reporting
Other than the ongoing integration activities described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to monitor the impact of the implementation of our Enterprise Resource Planning (“ERP”) system on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, could have a material adverse effect on our financial condition, cash flows or results of operations. For a discussion of our legal proceedings, see Part I, Item 1, Note 18. “Commitments and Contingencies – Litigation and Claims” included in the notes to our condensed consolidated financial statements contained herein.
Item 1A.    Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. As of the date of this filing, there have been no material updates to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described herein.
The engineering, construction and services businesses we have recently acquired have significantly expanded our workforce and increased the number of projects we execute, and our management team may not be able to effectively manage this broader, more labor-intensive operating footprint.
The GESA Acquisition and the Omega Acquisition have transformed us from a primarily equipment-based lessor into a business that also performs labor-intensive engineering, procurement, construction and services work. As a result, our operations now depend on the successful execution and integration of businesses with different workforces, systems and operating requirements.
We employed 468 employees as of December 31, 2025, and, following the GESA Acquisition and the Omega Acquisition, we now employ more than 2,100 employees and are executing individual projects across numerous sites. Our execution risk is now more broadly based and distributed across several concurrent projects and geographies rather than concentrated in a smaller number of equipment deployments.
These businesses expose us to risks to which we have historically had limited exposure, including project cost estimation and fixed-price or milestone-based contract risk, schedule and completion risk, subcontractor and craft labor availability and performance, jobsite health and safety incidents, warranty and rework claims, and workforce and payroll administration across multiple jurisdictions. A failure to attract, retain and supervise skilled craft and project management personnel, integrate acquired accounting, project controls and safety systems, or maintain internal control over financial reporting across the acquired businesses could result in project losses, liability, reputational harm and a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table presents the total number of shares of our Class A common stock that we purchased during the three months ended September 30, 2026, and the average price paid per share:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
July 1 - July 31	—	$—	—	15,440,555
August 1 - August 31	22,677	56.62	—	15,440,555
September 1 - September 30	65	69.09	—	15,440,555
Total	22,742	$56.66	—
(1)Consists of shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees.
(2)On March 1, 2023, the Company’s board of directors authorized a plan to repurchase up to $50 million of our Class A common stock. The share repurchase program has no set term limit.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Chief Accounting Officer Transition

On November 4, 2026, the board of directors of the Company (the “Board”) appointed Jacob P. Gobar as Chief Accounting Officer of the Company, effective November 12, 2026 (the “Effective Date”). Effective as of the Effective Date, Mr. Gobar will serve as the Company’s principal accounting officer.

Mr. Gobar, age 45, has served as the Chief Accounting Officer of WildFire Energy I LLC, a privately held independent energy company focused on the acquisition, exploitation, and production of oil and natural gas properties in the United States, since March 2021, and will continue in that role until November 10, 2026. From January 2019 until February 2021, Mr. Gobar served as Vice President and Chief Accounting Officer of Concho Resources Inc. (formerly NYSE: CXO), an independent exploration and production company engaged in the acquisition, development and exploration of oil and natural gas properties in the Permian Basin of Southeast New Mexico and West Texas, through its acquisition by ConocoPhillips Company. From December 2016 through January 2019, Mr. Gobar held various positions of increasing responsibility within the accounting function at Concho Resources. Mr. Gobar also previously held accounting leadership positions with Memorial Resource Development Corp., VAALCO Energy, Inc. and Sunoco Logistics, and began his career in the assurance practice of PricewaterhouseCoopers. Mr. Gobar holds a Master of Accountancy degree and a Bachelor of Business Administration degree in Accounting from Texas State University and is a licensed certified public accountant in the State of Texas.

In connection with his appointment, (a) Mr. Gobar will receive an annual base salary of $350,000, (b) he will be eligible for an annual discretionary cash bonus with a target amount of up to 75% of his annual base salary, (c) he will be eligible to participate in the Solaris Oilfield Infrastructure, Inc. Long Term Incentive Plan, as amended (the “LTIP”), with a target annual award of up to 75% of his annual base salary, and (d) effective as of the Effective Date, he will receive a one-time sign-on grant of restricted shares of Class A common stock under the LTIP valued at $262,500. The number of shares will be determined based on the ten-day trailing volume-weighted average price of the Class A common stock as of the last trading day immediately prior to the grant date, and the award will vest in three substantially equal annual installments beginning on November 15, 2027, subject to his continued employment through each applicable vesting date. Mr. Gobar will also be eligible to participate in the Company’s employee benefit plans, including the Solaris Energy Infrastructure, Inc. Amended and Restated Executive Change in Control Severance Plan, as amended (the “CIC Plan”). Under the CIC Plan, effective as of the Effective Date and subject to his execution of a participation agreement, he will be entitled to receive Tier 4 benefits (as described in the CIC Plan). The foregoing description of the CIC Plan is not complete and is qualified in its entirety by reference to the full text of the CIC Plan, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

There are no family relationships between Mr. Gobar and any director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no arrangements or understandings between Mr. Gobar and any other person pursuant to which Mr. Gobar was appointed as the Company’s Chief Accounting Officer. The Company is not aware of any transaction involving Mr. Gobar that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Exchange Act.

Christopher P. Wirtz will step down as the Company’s Chief Accounting Officer and principal accounting officer, effective as of the Effective Date, in order to have greater flexibility to spend time with his family and attend to family health matters. Mr. Wirtz’s decision was his own and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Following the Effective Date, Mr. Wirtz will continue as an employee of the Company and valued member of the accounting team.

Indemnification Agreement

In connection with Mr. Gobar’s appointment as Chief Accounting Officer, the Company entered into an Indemnification Agreement with Mr. Gobar, dated as of the Effective Date (the “Indemnification Agreement”). The Indemnification Agreement requires the Company to indemnify Mr. Gobar to the fullest extent permitted under Delaware law against liability that may arise by reason of his service to the Company and to advance expenses incurred as a result of any proceeding against him as to which he could be indemnified.

The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, by and among the Company, Merger Sub I, Merger Sub II, Omega Holdco and the Shareholder, dated as of September 1, 2026 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on September 8, 2026).

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

4.1
Indenture, dated as of October 1, 2026, by and among Solaris Energy Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the Subsidiary Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 1, 2026).

4.2	Form of 7.000% Senior Notes due 2032 (included as Exhibit A in Exhibit 4.1).

4.3*
First Supplemental Indenture, dated as of September 28, 2026, by and among Solaris Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (relating to the 6.375% Senior Notes due 2031).

4.4*
Second Supplemental Indenture, dated as of October 29, 2026, by and among Solaris Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (relating to the 6.375% Senior Notes due 2031).

4.5*
First Supplemental Indenture, dated as of October 29, 2026, by and among Solaris Infrastructure, LLC, Solaris Energy Infrastructure, Inc., the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (relating to the 7.000% Senior Notes due 2032).

10.1
First Amendment to Credit Agreement, dated as of October 1, 2026, by and among Solaris Energy Infrastructure, LLC, as borrower, Solaris Energy Infrastructure, Inc., as parent, MUFG Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38090) filed with the SEC on October 1, 2026).

10.2*†	Solaris Energy Infrastructure, Inc. Amended and Restated Executive Change in Control Severance Plan, as amended through November 4,2026.

10.3*†	Indemnification Agreement (Jacob Gobar).

31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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

SOLARIS ENERGY INFRASTRUCTURE, INC.

November 6, 2026	By:	/s/ William A. Zartler
William A. Zartler
Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 6, 2026	By:	/s/ Amanda M. Brock
Amanda M. Brock
Director and Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 6, 2026	By:	/s/ Stephan E. Tompsett
Stephan E. Tompsett
Chief Financial Officer
(Principal Financial Officer)